Form 10-Q
period 1996-03-31
ARGOSY GAMING CO
filed 1996-05-14
CIK 895385

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C., 20549
                                  FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-21122


                              ARGOSY GAMING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                               37-1304247
 (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
       OF INCORPORATION)                      IDENTIFICATION NO.)
                              219 PIASA STREET
                           ALTON, ILLINOIS 62002
                              (618) 474-7500
          (Address, Including Zip Code, and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [ X ]    No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,333,333 shares of Common Stock, $.01 par value per share, as of May 11, 1996

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                             ARGOSY GAMING COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Data)


                                                 MARCH 31,     DECEMBER 31,
                                                   1996             1995
                                                -----------    ------------
                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . .          $ 28,129           $ 16,159
  Other current assets . . . . . . . .            12,390             12,333
                                                -----------    ------------
      Total current assets . . . . . .            40,519             28,492

NET PROPERTY AND EQUIPMENT . . . . . .           263,076            239,480

OTHER ASSETS:
  Goodwill . . . . . . . . . . . . . .            23,371             23,519
  Other, net . . . . . . . . . . . . .            17,959             18,391
                                                -----------    ------------
  Total other assets . . . . . . . . .            41,330             41,910
                                                -----------    ------------
TOTAL ASSETS . . . . . . . . . . . . .          $344,925           $309,882
                                                -----------    ------------
                                                -----------    ------------

CURRENT LIABILITIES:
  Accounts payable and accrued
   liabilities . . . . . . . . . . . .          $ 28,656           $ 26,941
  Other current liabilities. . . . . .             7,170              8,388
                                                -----------    ------------
    Total current liabilities. . . . .            35,826             35,329
                                                -----------    ------------

LONG-TERM DEBT . . . . . . . . . . . .           194,803            169,303
OTHER LONG-TERM OBLIGATIONS  . . . . .            17,803              7,710

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par; 60,000,000 shares
    authorized; 24,333,333 shares issued and
    outstanding in 1995 and 1994 . . .               243                243
  Capital in excess of par . . . . . .            71,865             71,865
  Retained earnings. . . . . . . . . .            24,385             25,432
                                                -----------    ------------
     Total stockholders' equity. . . .            96,493             97,540
                                                -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $344,925           $309,882
                                                -----------    ------------
                                                -----------    ------------


See accompanying notes to condensed consolidated financial statements.

                             ARGOSY GAMING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands, Per Share Data)

                                                       THREE MONTHS ENDED
                                                     MARCH 31,     MARCH 31,
                                                       1996           1995
                                                    -----------  -----------
                                                    (UNAUDITED)  (UNAUDITED)
REVENUES:
  Casino . . . . . . . . . . . . . . . . . . .       $ 58,791      $56,593
  Admissions . . . . . . . . . . . . . . . . .          1,995        4,168
  Food, beverage and other . . . . . . . . . .          6,055        3,703
                                                    -----------  -----------
                                                       66,841       64,464
                                                    -----------  -----------
  Less:   promotional allowances . . . . . . .         (4,152)      (4,090)
                                                    -----------  -----------
Net revenues . . . . . . . . . . . . . . . . .         62,689       60,374
                                                    -----------  -----------
COSTS AND EXPENSES:
  Casino . . . . . . . . . . . . . . . . . . .         29,071       28,987
  Food, beverage and other . . . . . . . . . .          5,276        4,160
  Other operating expenses . . . . . . . . . .          4,368        3,384
  Selling, general and administrative. . . . .         14,318       12,577
  Depreciation and amortization. . . . . . . .          5,889        4,579
  Development and preopening costs . . . . . .          1,855          466
                                                    -----------  -----------
                                                       60,777       54,153
                                                    -----------  -----------
Income from operations . . . . . . . . . . . .          1,912        6,221
                                                    -----------  -----------

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . .             90           98
  Interest expense . . . . . . . . . . . . . .         (4,211)      (3,942)
                                                    -----------  -----------
                                                       (4,121)      (3,844)
                                                    -----------  -----------
(Loss) Income before income taxes and
  minority interests . . . . . . . . . . . . .         (2,209)       2,377
Income tax benefit (expense) . . . . . . . . .            867         (934)
Minority interests . . . . . . . . . . . . . .            295           25
                                                    -----------  -----------
Net (loss) income. . . . . . . . . . . . . . .       $ (1,047)     $ 1,468
                                                    -----------  -----------
NET (LOSS) INCOME PER SHARE. . . . . . . . . .       $   (.04)     $   .06
                                                    -----------  -----------
                                                    -----------  -----------

See accompanying notes to condensed consolidated financial statements.

                            ARGOSY GAMING COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)


                                                        THREE MONTHS ENDED
                                                      MARCH 31,     MARCH 31,
                                                       1996           1995
                                                    -----------  -----------
                                                     (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income. . . . . . . . . . . . . .        $(1,047)      $  1,468
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization. . . . . . . .          6,314          5,026
  Minority interests . . . . . . . . . . . . .           (295)           (25)
  Changes in operating assets and liabilities:
     Other current assets  . . . . . . . . . .            (57)        (1,746)
     Accounts payable and accrued liabilities .           841          9,751
                                                    -----------  -----------
      Net cash provided by operating
       activities. . . . . . . . . . . . . . .          5,756         14,474
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits . . . . . . . . . . . . . . . . . .           (132)           (19)
  Increase in notes receivable . . . . . . . .                        (2,295)
  Purchases of property and equipment. . . . .        (29,283)       (12,559)
                                                    -----------  -----------
      Net cash used in investing activities. .        (29,415)       (14,873)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit . . . . . . . .         25,500          2,000
  Repayments on line of credit . . . . . . . .                        (2,000)
  Payments on long-term debt and
   installment contracts . . . . . . . . . . .           (345)        (1,861)
  Capital contributions from partner . . . . .         10,389
  Increase in other assets . . . . . . . . . .             85         (1,811)
                                                    -----------  -----------
      Net cash provided by (used in)
       financing activities. . . . . . . . . .         35,629         (3,672)
                                                    -----------  -----------
Net increase (decrease) in cash and cash equivalents   11,970         (4,071)
                                                    -----------  -----------
Cash and cash equivalents, beginning of period         16,159         18,291
                                                    -----------  -----------
Cash and cash equivalents, end of period . . .     $   28,129       $ 14,220
                                                    -----------  -----------
                                                    -----------  -----------

See accompanying notes to condensed consolidated financial statements.

                            ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (In Thousands, Except Share and Per Share Data)


1. BASIS OF PRESENTATION

     Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through its subsidiaries, operates riverboat casinos in Alton, Illinois; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Also, Indiana Gaming Company, L.P., a limited partnership in which the Company is general partner and holds a 57.5% partnership interest, holds a preliminary certificate of suitability from the Indiana Gaming Commission and is developing a riverboat casino and related entertainment and support facilities in Lawrenceburg, Indiana ("Lawrenceburg Project").

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.


2. SENIOR SECURED LINE OF CREDIT

     On March 8, 1995, the Company entered into a $100 million revolving secured line of credit, with a group of banks (the "Credit Facility"). The Credit Facility accrues interest, at the Company's option, at prime + 1 1/4% or the London Eurodollar lending rate plus 250 basis points and expires on December 31, 1997. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is senior to the Company's 12% Convertible Subordinated Notes due 2001.

     Terms of the credit facility allow for a $20 million revolving line of credit, to be used for working capital and general corporate purposes and an $80 million expansion line of credit to be used for expansion projects. Availability under the $80 million expansion line decreases beginning January 1, 1997.

     The Credit Facility contains restrictions on the payment of dividends on the Company's common stock and a requirement that any future joint ventures shall be deemed subsidiaries of the Company and, will therefore, be required to be additional secured guarantors under the credit agreement, as well as other covenants customary in a senior secured financing.

     On March 8, 1996, the Company obtained a waiver from compliance with certain financial covenants from the banks participating in the Credit Facility. The Company anticipates that as of June 30, 1996 it will be unable to comply with certain covenants. To ensure continued compliance under the Credit Facility, the Company has requested a waiver of these covenants. The Company believes that the requisite number of banks participating in the Credit Facility will agree to waive the Company's non-compliance with

                            ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)
                  (In Thousands Except Share and Per Share Data)

these financial covenants. The Company plans, however, to repay all borrowings outstanding and terminate the Credit Facility with a portion of the net proceeds from a proposed financing.

3.   ACQUISITION OF JAZZ ENTERPRISES, INC.

     Effective May 30, 1995 the Company acquired 100% of the stock of Jazz Enterprises, Inc. ("Jazz"), formerly a 10% partner in the Company's Baton Rouge, Louisiana riverboat casino. The acquisition was accounted for as a purchase.

     Terms of the transaction allowed the Company to acquire Jazz's 10% limited partnership interest in the Company's Baton Rouge Casino, all of Jazz's interest in the Catfish Town real estate development and allowed the Company to extinguish the external lease fee between the Baton Rouge Casino and Jazz.

     Under terms of the purchase agreement the Company made initial payments to Jazz totalling $8,500 and is required to make additional payments of $1,350 annually for ten years, and payments of $500 annually for the following ten years. The net present value of these additional payments was approximately $9,400, at the date of acquisition, assuming a discount rate of 10.5%. In addition, the Company forgave loans to Jazz and its principals of approximately $20,700 and assumed certain construction obligations, ordinary course accounts payable and other liabilities totalling approximately $7,300 and paid expenses of approximately $900. Under terms of the Purchase Agreement, substantially all other obligations of Jazz existing at the time of the purchase remain the responsibility of the former owners of Jazz.

     The table below sets forth the pro forma historical operating results of the Company for the three months ended March 31, 1996 and 1995 giving effect to the acquisition as if the acquisition occurred on January 1, 1995. The Company's fiscal year end is December 31 and Jazz's year end is February 28. The pro forma operating results for the three months ended March 31, 1996 and 1995 were prepared using the Company's and Jazz's historical operating results for the three months ended March 31, 1996 and 1995 respectively.

                                              THREE MONTHS ENDED
                                        MARCH 31, 1996  MARCH 31, 1995
                                        --------------  --------------
Net Revenues . . . . . . . . . . . . .   $    62,689   $    60,402
                                        --------------  --------------
                                        --------------  --------------
Net Income . . . . . . . . . . . . . .        (1,047)        1,256
                                        --------------  --------------
                                        --------------  --------------
Earnings per share . . . . . . . . . .          (.04)          .05
                                        --------------  --------------
                                        --------------  --------------

     The unaudited pro forma condensed statements of operations are not necessarily indicative of either future results of operations or results that might have been achieved if the foregoing transactions had been consummated as of the indicated dates.

                            ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)
                  (In Thousands Except Share and Per Share Data)


4.  COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA DEVELOPMENT -- On June 30, 1995 Indiana Gaming Company L.P. (the "Indiana Partnership") was awarded a preliminary suitability certificate from the Indiana Gaming Commission to develop a riverboat casino project on the Ohio River in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Indiana Partnership.

     Capital contributions to the Indiana Partnership, up to a total project cost of $225 million, will be made on the same basis as the partners' equity ownership with any excess project cost being the responsibility of the Company. Funding for the Indiana Partnership is expected to be provided by capital contributions and capital loans by the partners. The partnership's current estimate for the development and construction costs for the Lawrenceburg Project is $210 million.

     Additionally, under the Lawrenceburg partnership agreement, after the third anniversary date of commencement of operations at the Lawrenceburg Casino, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests).

     This proposed gaming project is subject to the satisfaction of numerous conditions. Before gaming can commence, the Company must obtain numerous permits and licenses, including licensing for its employees as well as final licensing from the gaming commission of the State. In addition, the Company must construct gaming facilities. There can be no assurance that this proposed gaming project will become operational.

     OTHER -- A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code ("Code") relating to the prohibition concerning a second class of stock.

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $11,600, including interest through March 31, 1996, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

     The Company is subject, from time to time, to various legal and regulatory proceedings, in the ordinary course of business. The Company believes that these proceedings will not have a material effect on the financial condition of the Company.

                            ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company opened its first riverboat casino, the Alton Belle Casino, in Alton, Illinois in September 1991. Subsequently, the Company opened the Argosy Casino in Riverside, Missouri in June 1994; the Belle of Baton Rouge in Baton Rouge, Louisiana in September 1994; and the Belle of Sioux City in Sioux City, Iowa in October 1994. In addition, the Company, through its 57.5% equity interest in Indiana Gaming L.P., is developing in Lawrenceburg, Indiana a casino project which the Company anticipates opening with a temporary gaming facility in the third quarter of 1996 and with a permanent gaming facility not later than 12 months thereafter. There can be no assurance that the projected opening date will be met, as the opening is subject to numerous conditions, including permitting and construction. The Company will face increased competition in the St. Louis and Kansas City areas as new riverboat casinos are expected to open in these markets. Accordingly, the Company believes that it may be more difficult in the future to sustain historical levels of operating revenues and profitability at certain of its properties.

                            ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The following table highlights the results of operations for the Company's operating subsidiaries (amounts in thousands):


                                                                 THREE MONTHS ENDED
                                                             -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1996         1995
                                                             -----------------------
                                                             (UNAUDITED)  (UNAUDITED)
GROSS REVENUES
  Alton Belle Casino . . . . . . . . . . . . .                 $ 20,290    $ 20,840
  Argosy Casino Riverside. . . . . . . . . . .                   26,614      26,305
  Belle of Baton Rouge Casino/Catfish Town . .                   14,470      11,920
  Belle of Sioux City Casino . . . . . . . . .                    5,217       5,399
                                                              ---------    --------
   Total Properties. . . . . . . . . . . . . .                 $ 66,591    $ 64,464
                                                              ---------    --------
                                                              ---------    --------
NET REVENUE
  Alton Belle Casino . . . . . . . . . . . . .                 $ 19,663    $ 20,140
  Argosy Casino Riverside. . . . . . . . . . .                   23,904      23,353
  Belle of Baton Rouge Casino/Catfish Town . .                   13,795      11,574
  Belle of Sioux City Casino . . . . . . . . .                    5,084       5,311
                                                              ---------    --------
   Total Properties. . . . . . . . . . . . . .                 $ 62,446    $ 60,378
                                                              ---------    --------
                                                              ---------    --------
INCOME (LOSS) FROM OPERATIONS
  Alton Belle Casino(1)  . . . . . . . . . . .                 $  3,919    $  5,319
  Argosy Casino Riverside. . . . . . . . . . .                    2,488       6,111
  Belle of Baton Rouge Casino/Catfish Town(2).                    1,774      (1,396)
  Belle of Sioux City Casino(1). . . . . . . .                      414         993
                                                              ---------    --------
   Total Properties. . . . . . . . . . . . . .                 $  8,595    $ 11,027
                                                              ---------    --------
                                                              ---------    --------
EBITDA(3)
  Alton Belle Casino(1). . . . . . . . . . . .                 $  4,951    $  6,348
  Argosy Casino Riverside. . . . . . . . . . .                    4,986       7,672
  Belle of Baton Rouge Casino/Catfish Town(2).                    3,306         (94)
  Belle of Sioux City Casino(1). . . . . . . .                      599       1,027
                                                              ---------    --------
   Total Properties. . . . . . . . . . . . . .                 $ 13,842    $ 14,953
                                                              ---------    --------
                                                              ---------    --------


(1) Income from operations and EBITDA for the Belle of Sioux City Casino and the Alton Belle Casino are presented before consideration of the Company's management fee and in the case of the Belle of Sioux City before the 30% minority interest.

(2) Includes operating loss of approximately $535,000 for the three months ended March 31, 1996, primarily depreciation, amortization and operating expenses related to the Catfish Town land based development in Baton Rouge.

(3) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flow or a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. The Company has other significant uses of cash flows, including capital expenditures, which are not reflected in EBITDA.

                            ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     CASINO-- Casino revenues for the three months ended March 31, 1996 increased to $58.8 million from $56.6 million for the three months ended March 31, 1995. Alton casino revenues decreased from $19.2 million to $18.5 million due to severe weather conditions in January and February 1996. Riverside casino revenues increased from $21.0 million to $22.2 million due to the opening of the Company's permanent land based entertainment pavilion on January 15, 1996, offset by the severe weather conditions experienced in January and February 1996. Baton Rouge casino revenues increased $1.9 million from $11.4 million to $13.3 million. Sioux City casino revenues decreased $.2 million to $4.9 million due to severe weather conditions in January and February 1996.

     Casino expenses remained constant at approximately $29 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Gaming taxes and admission taxes increased to $11.4 million and $4.6 million, respectively for the three month period ended March 31, 1996 from $11.0 million and $4.3 million respectively in 1995 which is proportionate with the increases in casino revenues and customer boardings. Other casino operating expenses remained approximately the same in 1996 as in 1995.

     FOOD AND BEVERAGE-- Food, Beverage and other revenues increased $2.4 million to $6.1 million for the three month period ended March 31, 1996 primarily due to increased food, beverage and other sales at the expanded Riverside and Baton Rouge facilities. Riverside revenues increased from $1.1 million to $2.5 million while Baton Rouge revenues increased from $.6 million to $1.1 million. Alton and Sioux City food, beverage and other revenues remained stable with the three month period ending March 31, 1995. Food beverage and other net profit margin improved $1.3 million to $.8 million for the three months ended March 31, 1996 due primarily to improved operating efficiencies in the Company's food and beverage operations.

     OTHER OPERATING EXPENSES--Other operating expenses increased $1.0 million to $4.4 million for the three months ended March 31, 1996. This increase is primarily due to the opening of the permanent land based entertainment pavilion at Riverside, the addition of the restaurant barge in Sioux City and the additional services needed for the severe weather conditions in January and February 1996 experienced at the Alton, Riverside and Sioux City casinos.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $1.7 million to $14.3 million for the three months ended March 31, 1996. Increases of $.4 million and $.2 million respectively in Alton and Riverside relate primarily to increased in advertising expenses due to increased competition and the opening of the Riverside permanent facility.
 Additionally the Company recorded a charge of approximately $1.5 million in professional and other fees related to its response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of first mortgage notes.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $1.3 million from $4.6 million for the three months ended March 31, 1995 to $5.9 million for the three months ended March 31, 1996. This increase is primarily due to increased depreciation in Riverside in connection with the Company's land based entertainment pavilion which opened on January 15, 1996 at an approximate cost of $45 million.

     DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs increased from $.5 million for the

                            ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

three month period ending March 31, 1995 to $1.9 million for the three month period ending March 31, 1996. The primary increase is due to expenses related to developing the casino in Lawrenceburg, Indiana, which has an anticipated opening date of the third quarter of 1996.

     INTEREST EXPENSE--Net interest expense increased $.3 million to $4.1 million for the three months ended March 31, 1996. The increase is attributable to interest expense on borrowings on the $100 million revolving secured line of credit.

COMPETITION

     The Company's Alton Casino faces competition from three other riverboat casinos currently operating in the St. Louis area and expects increasing levels of competition in the future. An additional casino complex is under construction which will include two independently owned facilities, each of which are expected to operate two dockside vessels. This casino complex is expected to open in the first quarter of 1997. The Company's Riverside Casino faces competition from two casinos in the Kansas City area that offer dockside gaming. Two additional casino operators have commenced construction of gaming facilities in Kansas City, both of which are expected to open in the second half of 1996. In addition, one existing Kansas City competitor has commenced construction of expanded facilities, including a second gaming vessel. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a Pari-Mutual Race Track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market, which opened in January 1996. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 1996 the Company generated cash flows from operating activities of $5.8 million compared to $14.5 million for the same period in 1995. The decrease in cash flow is primarily attributed to decreased operating margins and increased preopening and development expenses in 1996 compared to 1995 and, additionally, to the timing of expenditures related to operating accounts payable.

     In the three months ended March 31, 1996, the Company used cash flows for investing activities of $29.4 million versus $14.9 million for the three months ended March 31, 1995. The primary use of funds was the investment of $29.3 million in property, plant and equipment. Riverside, Lawrenceburg and the Catfish Town facility at Baton Rouge had capital expenditures of $10.6 million, $9.6 million and $7.5 million, respectively, for the three month period ended March 31, 1996. The primary use of funds for the three month period ending March 31, 1995 were increases in notes receivable of $2.3 million and capital expenditures of $12.6 million.

     During the three months ended March 31, 1996, the Company generated $35.6 million in cash flows from financing activities compared to using $3.7 million of cash flows from financing activities for the same period in 1995. The primary sources of cash flows in 1996 were $25.5 million of proceeds from the bank line of credit

                            ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


and $10.4 million in capital contributions from the Company's partner in Lawrenceburg.

     As of March 31, 1996, the Company had approximately $28.1 million of cash and cash equivalents and $1.9 million of marketable securities. The Company has $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

     On March 8, 1995, the Company entered into a $100 million secured revolving credit facility (The "Credit Facility"). The Credit Facility matures on December 31, 1997 and is secured by substantially all of the assets of the Company and its subsidiaries. Terms of the Credit Facility allow for a $20 million revolving line of credit, to be used for working capital and general corporate purposes, and an expansion line of credit to be used for expansion projects. Availability under the $80 million expansion line decreases quarterly beginning January 1, 1997. At March 31, 1996, $71 million of borrowings were outstanding under the Credit Facility and the Company had borrowing capacity of $28.4 million. On March 8, 1996, the Company obtained a waiver from compliance with certain financial covenants from the banks participating in the Credit Facility. The Company anticipates that as of June 30, 1996 it will be unable to comply with certain financial covenants contained in the Credit Facility. The Company believes that the requisite number of banks participating in the Credit Facility will agree to extend the waiver of the Company's non-compliance with these financial covenants. The Company plans, however, to repay all borrowings outstanding and terminate the Credit Facility with a portion of the net proceeds from a proposed financing transaction.

     The Company has made a significant investment in property and equipment and plans to make significant additional investments at its existing properties and into additional jurisdictions, particularly Lawrenceburg, Indiana. The Company's current development of its land-based entertainment pavilion at the Argosy Casino in Riverside has an expected cost to complete of approximately $4 million as of May 12, 1996. As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional approximately $6.2 million (excluding tenant allowance) as of May 12, 1996. Further, if the Predecessor's status as an S Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $11.6 million (excluding penalties) to fund the potential income tax liability.

     The Company estimates that the total costs of opening a temporary gaming facility and completing the permanent Lawrenceburg Casino and entertainment project is approximately $210 million. As of May 12, 1996, approximately $29 million had been expended by the partnership, on the project. Of the remaining $181 million in Lawrenceburg construction costs, approximately $25 million is anticipated to be funded through equipment financing from third party lenders and approximately $156 million will be funded by the Company and a partner, 57.5% of which will be funded by the Company and 42.5% of which will be funded by its partner. In the event project costs exceed the budgeted $210 million total project cost the Company and its partner will fund such costs on the same percentages to a total project cost of $225 million. Any project costs in excess of $225 million must be funded by the Company. The Company plans to use approximately $93 million of the net proceeds of the anticipated financing to finance its share of remaining Lawrenceburg construction costs including the development and opening of both the temporary and permanent gaming facilities.

     In the event that the anticipated financing does not occur, the Company will be required to raise additional

                            ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


capital, through debt or equity financings, in order to meet the capital needs with respect to the Lawrenceburg Project. No assurance can be given that any such financing will be available, and if available,on terms favorable to the Company. Further, given the rapidly changing competitive environment, the Company's future operating results are highly conditional and could fluctuate significantly.

                           ARGOSY GAMING COMPANY
                              OTHER INFORMATION


PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS -

       During the quarter ended March 31, 1996 the following developments occurred with respect to Legal Proceedings:

       MARION COUNTY, INDIANA GRAND JURY DOCUMENT SUBPOENA

       On or after March 15, 1996, the Company, its partners in the Lawrenceburg Casino project and certain other individuals and entities were served with document request subpoenas issued by the Office of the Prosecuting Attorney of Marion County, Indiana in connection with a grand jury investigation entitled : STATE OF INDIANA V. ORIGINAL INVESTIGATION-OFFICIAL MISCONDUCT. The Company intends to fully comply with its subpoena, and has been informed by its partners that they will do the same. Indiana law requires that at the time a target of an investigation is determined, that entity or person must be so advised by the Office of the Prosecuting Attorney. On March 23, 1996 the Company was advised by the Marion County prosecutor that no target subpoenas had been issued by the grand jury in its investigation as of that date. However, there can be no assurance that targets will not be identified as further information and documents are obtained and considered by the grand jury. Due to the confidential nature of grand jury proceedings, the Company is not aware of the specific subject matter or matters of the investigation.

       The subpoenas request information regarding the current or prior ownership interest in the Company and the partners of Indiana Gaming L.P. by the individuals or entities described below. The subpoenas also request that the Company and its partners produce a broad category of documents including documents regarding employment and other agreements, gifts, payments and correspondence between the Company and any of its partners on the one hand and several business entities and individuals, including an Indiana state legislator, certain Indiana lobbyists, and certain Lawrenceburg, Indiana city officials and businessmen on the other hand. The Company has learned that this legislator has served as an employee of a subsidiary of Conseco, Inc., the parent company of the 29% limited partner in Indiana Gaming L.P., since September 1995. Additionally, the Company has learned that this legislator has served since September 1993 as a consultant to a major Indiana engineering firm that is engaged in many state and local government funded construction projects. That engineering firm also serves as lead engineer for the Lawrenceburg Casino project. On March 27, 1996, the Indiana House Ethics Committee filed formal complaints against this legislator alleging that his employment and consulting arrangements were not properly reported on his 1993, 1994 and 1995 statements of economic interests.

       The Company believes that neither it nor any entity controlled by or person employed by the Company has engaged, and has been informed by representatives of its partners that they have not engaged, in any unlawful conduct in the pursuit by or granting to Indiana Gaming L.P. of the Lawrenceburg gaming license. Because the grand jury proceedings are unlikely to be concluded quickly, on March 25, 1996, a former U.S. Attorney, and his law firm, were retained to conduct, as special independent counsel (the "special independent counsel"), an internal investigation into the activities and actions of the Company and the entities controlled by and persons employed by the

                           ARGOSY GAMING COMPANY
                              OTHER INFORMATION
                                 (continued)

       Company with respect to (i) the hiring by Conseco, Inc. and the Indiana engineering firm of the state legislator, (ii) the endorsement of Indiana Gaming L.P. by the City of Lawrenceburg and the financial affairs of certain Lawrenceburg officials with respect to such endorsement and the awarding of the certificate of suitability by the Indiana Gaming Commission, and (iii) their lobbying efforts in furtherance of the Indiana legislature's enactment of legislation authorizing gaming and limiting gaming licenses to one per county. A special committee of independent directors of the Company has been appointed to supervise and coordinate the special independent counsel's investigation. The special independent counsel has not investigated Conseco, Inc. or the other limited partners of Indiana Gaming L.P. The Company has been advised by Conseco, Inc. that it will utilize its own counsel in responding to its subpoena and has determined not to participate in the special independent counsel's investigation.

       From March 25 to April 15, 1996, the special independent counsel conducted its investigation and issued an interim report in which it concluded that it found no evidence that the Company or any entity controlled by or person employed by the Company had any involvement in, or knowledge of, the relationship between the state legislator and Conseco, Inc. or the Indiana engineering firm, or attempted to improperly influence any City of Lawrenceburg official, state legislator or Indiana Gaming Commission member or staff member in connection with the endorsement of the partnership by the City of Lawrenceburg and the awarding of the certificate of suitability to Indiana Gaming L.P. With regard to lobbying, including the lobbying with respect to one gaming license per county legislation, the special independent counsel found no evidence that the Company or any entity controlled by or person employed by the Company attempted to unduly influence any legislator in any way. However, no investigation was made of any lobbyist's records, activities or expenditures, nor were any outside lobbyists interviewed. The special independent counsel also audited the Company's compliance with the lobbying disclosure statute in Indiana and found only technical errors in the Company's lobbying disclosure statements. No evidence was found that these technical errors were intentional or designed to hide any lobbying activity. In conducting its investigation, the special independent counsel, among other things, reviewed numerous boxes of documents produced by the executive and Lawrenceburg offices of the Company and extensively interviewed the nine Company officers and employees most closely related to the Lawrenceburg Casino project, as well as the principal of R.J. Investments, Inc., a 4% limited partner of Indiana Gaming L.P.

       No assurance can be given, however, that the nature and scope of the investigation conducted by the special independent counsel, which among other things was conducted under severe time pressure and was limited to the Company and the entities controlled by and persons employed by the Company, was sufficient to uncover conduct that might be considered unlawful. In the event that the Company, any entity controlled by the Company, any person employed by the Company, Indiana Gaming L.P. or any of its partners is found by the Marion County prosecutor to have engaged in unlawful conduct, there is no assurance what effect such action would have on Indiana Gaming L.P.'s certificate of suitability or, after issuance, the Indiana gaming license. In the event Conseco or one of the Company's other partners in the Lawrenceburg Casino project is determined by the Indiana Gaming Commission to be unsuitable for the ownership of a gaming license or to have engaged in unlawful conduct, the terms of Indiana Gaming L.P.'s partnership agreement provide that Indiana Gaming L.P. shall redeem 100% of such unsuitable partner's interest in the partnership for an amount equal to such partner's capital account. In the event that a partner is

                            ARGOSY GAMING COMPANY
                              OTHER INFORMATION
                                (continued)

       determined by the Indiana Gaming Commission to be unsuitable for ownership after the issuance of the gaming license, the terms of Indiana Gaming L.P.'s partnership agreement provide that Indiana Gaming L.P. shall redeem 100% of such unsuitable partner's interest for an amount equal to 90% of the "appraised value" of that partner's interest, determined in accordance with the terms of the partnership agreement. The purchase price is payable in five annual installments, only from available cash flow or sale or financing proceeds of the partnership, and bears interest at "prime." If such event were to occur with respect to Conseco prior to the completion of the Lawrenceburg Casino project, the Company would have to fund any remaining construction costs of the Lawrenceburg Casino project which were to have been funded by Conseco. No assurance can be given that the Company would be able to obtain funds, on acceptable terms, sufficient for this purpose. Also, there can be no assurance that the Indiana Gaming Commission will not take other actions such as suspending, revoking or failing to renew Indiana Gaming L.P.'s certificate of suitability, delaying the issuance of or failing to issue Indiana Gaming L.P. a gaming license or, after issuance, revoking or suspending such gaming license. Therefore, there can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.


       DISPUTE WITH FORMER SHAREHOLDERS OF JAZZ ENTERPRISES, INC.

       On March 15, 1996, a judgment for approximately $2.2 million plus continuing interest, attorney's fees and court costs was rendered against Jazz in the cause of action entitled MARTHA MYATT BOWLUS ET. AL.
       V. JAZZ ENTERPRISES, INC. filed in the Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana ("Bowlus Lawsuit"). The plaintiffs sued Jazz to recover amounts due under a promissory note issued by Jazz and secured by a mortgage on certain property owned by Jazz located several miles south of Catfish Town. The delay for filing for a new trial in the Bowlus Lawsuit has elapsed and under Louisiana law a suspensive appeal from a judgment must be filed within 30 days thereafter and any such appeal requires the posting of an appeal bond in an amount at least equal to the amount of the judgment. The judgment rendered in the Bowlus Lawsuit has been recorded in the mortgage records of East Baton Rouge Parish, and therefore the judgment now constitutes a judicial mortgage on Jazz's immovable property located in East Baton Rouge Parish.

       Pursuant to the definitive acquisition documents any and all amounts due by Jazz under the Bowlus Lawsuit are the obligations of the Former Jazz Shareholders. Prior to March 31, 1996, the Company requested, in writing, that the Former Jazz Shareholders satisfy the obligations and satisfy the judgment. Thereafter, Jazz was advised that the Former Jazz Shareholders hoped to settle the Bowlus Lawsuit prior to the expiration of the suspensive appeal delay and if not so settled, they intended to suspensively appeal the judgment. As a result of the Former Jazz Shareholders' obligations, one of the Former Jazz Shareholders, Mr. Steve Urie, has posted an unsecured personal appeal bond in the amount of $2,246,187.31, and a suspensive appeal has been filed. Under Louisiana law, if it is determined that this suspensive appeal is proper and that the suspensive appeal bond is valid, sufficient and proper, then after a contradictory hearing the court may order the judgement cancelled from the mortgage records during the pendency of the suspensive appeal. The Bowlus plaintiffs have filed pleadings to contest the validity, sufficiency, and propriety of the suspensive appeal bond, and Jazz is not able to predict what ruling the court

                           ARGOSY GAMING COMPANY
                             OTHER INFORMATION
                                 (continued)

       may make on that issue. Accordingly, since the Former Jazz Shareholders have allowed the judgment to be entered against Jazz, and have allowed said judgment to remain in the mortgage records, such that the judgment creates a judicial mortgage on Jazz's immovable property, the Company withheld a scheduled payment of $337,500 to the Former Jazz Shareholders representing the March 31, 1996 quarterly installment of the deferred purchase price. The Company believes that withholding such payment, as well as withholding future payments, until the Former Jazz Shareholders satisfy the Bowlus Lawsuit is within the Company's rights as provided for in the definitive acquisition documents.

       In response to the Company's withholding of the March 31, 1996 payment, Mr. Steve Urie has filed an action in District Court of East Baton Rouge seeking payment of the withheld amount and has threatened, among other things, to file a class action on behalf of the shareholders of the Company against the Company and its directors and officers for mismanagement. The Company believes such threatened claims are without merit and would vigorously pursue the defense of any lawsuit filed by the Former Jazz Shareholders.


       POTENTIAL CHALLENGE TO CERTIFICATE OF SUITABILITY FOR LAWRENCEBURG CASINO BY UNSUCCESSFUL APPLICANT

       On March 6, 1996 Indiana Gaming Company received a letter from counsel to Schilling Casino Corporation, d/b/a Empire Casino & Resort ("Empire") advising the Company that Empire intends to take legal action to seek a revocation or cancellation of the certificate of suitability issued by the Indiana Gaming Commission to Indiana Gaming L.P. on June 30, 1995 to develop and operate the Lawrenceburg Casino. Empire was one of the 10 unsuccessful applicants competing for the Lawrenceburg gaming license. Empire has advised Indiana Gaming L.P. that it intends to file an application with the Indiana Gaming Commission seeking revocation of the certificate of suitability and that if such application is unsuccessful, Empire has stated that it intends to file a civil action challenging the Indiana Gaming Commission's authority to issue the certificate of suitability and finally, if any such civil action is unsuccessful, to file an appeal from the denial of Empire's application, which denial Empire deems to occur upon the issuance of the gaming license to Indiana Gaming L.P. Among the grounds stated by Empire for its actions are:
       (i) the application process followed by the Indiana Gaming Commission did not afford Empire due process; (ii) Indiana Gaming L.P. will not be able to commence gaming operations prior to June 28, 1996 due to the failure to obtain the necessary permits and an inability to obtain the necessary financing for the project; (iii) Indiana Gaming L.P. made misrepresentations to the Indiana Gaming Commission during the licensing hearings; and (iv) the endorsement of Indiana Gaming L.P. by the City of Lawrenceburg was without legal authority.

       The Company believes that the grounds alleged by Empire are without merit and intends with Indiana Gaming L.P. to vigorously challenge any of the aforementioned actions taken by Empire. Additionally, the Company and Indiana Gaming L.P. intend to pursue their respective legal remedies against Empire and its representatives for any damages either may suffer as a result of any wrongful action of Empire. There can be no assurances, however, that any actions of Empire will not result in a delay in the opening of the temporary gaming facility in Lawrenceburg presently scheduled for the third quarter of 1996 or the opening of the permanent gaming facility scheduled twelve months later. Any such delay could have a material adverse effect on the Company. Additionally, the Company cannot predict the response of the Indiana Gaming Commission or City of Lawrenceburg to any such actions of Empire.

                           ARGOSY GAMING COMPANY
                             OTHER INFORMATION
                                 (continued)

       H. STEVEN NORTON V. JOHN T. CONNORS, ET AL.

       In September, 1993, H. Steven Norton, who was then and is now the President of the Company, filed a cause of action against John T. Connors, a significant shareholder of the Company and a former officer of J. Connors Group Inc., a predecessor entity of the Company ("JCG"), seeking $50 million in damages. Mr. Norton alleged that Mr. Connors failed to fulfill his promise made in the summer of 1991 to establish a partnership with Mr. Norton in which each would have an equal 50% interest in JCG, which had a 25% partnership interest in the Company's predecessor entity that owned the Alton Belle casino. As a result of the reorganization effected immediately prior to its initial public offering, the Company succeeded to all the rights, properties and assets, and assumed all the liabilities, of all of its predecessor entities, including JCG. Subsequent to filing the lawsuit, Mr.
       Connors advised the Company that his dealings with Mr. Norton, which are the subject of the litigation, were in his capacity as an officer of JCG, and that the Company should assume the defense and reimburse Mr. Connors for the approximately $130,000 spent to date on legal fees, and that any liability resulting from the litigation was assumed by the Company as a result of the Company's reorganization. The company responded to Mr. Connors that it believed that his actions and dealings with Mr. Norton were solely in his individual capacity as a shareholder of JCG, and the Company declined to assume the defense or reimburse him for previously incurred legal fees, and the Company denied that it has any liability with respect to such matter. If, however, JCG were to have been found liable to Mr. Norton as a result of the actions of Mr. Connors, then the Company could under certain circumstances be liable to Mr. Norton for any damages awarded against JCG.

       In April 1995, the lawsuit was voluntarily dismissed without prejudice. Accordingly, Mr. Norton may refile the cause of action; however, as part of the dismissal Connors and Norton agreed that if Norton fails to re-file such lawsuit within one year of the dismissal Mr. Norton will be thereafter barred from refiling such lawsuit. The Company has been informed by Mr. Norton that he has not yet decided whether he will refile the cause of action.


Item 2.    CHANGES IN SECURITIES - None

Item 3.    DEFAULTS UPON SENIOR SECURITIES - None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.    OTHER INFORMATION-None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

       27. Financial Data Schedule

                          ARGOSY GAMING COMPANY
                            OTHER INFORMATION
                                (continued)

(b)    REPORTS ON FORM 8-K.

       1. Report on Form 8-K, dated February 26, 1996, filed with the Securities and Exchange Commission incorporating the press release issued by Argosy Gaming Company announcing its proposed offering of first mortgage notes.

       2. Report on Form 8-K, dated March 15, 1996, filed with the Securities and Exchange Commission incorporating the press release issued by Argosy Gaming Company concerning the receipt, by the Company, of the Marion County, Indiana grand jury document subpoena.

       3. Report on Form 8-K, dated March 19, 1996, filed with the Securities and Exchange Commission incorporating the press release issued by Argosy Gaming Company announcing the termination of its proposed first mortgage note offering.

                            ARGOSY GAMING COMPANY
                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARGOSY GAMING COMPANY
                                      Registrant


                                     /s/ Joseph G. Uram
                                   ------------------------
Date: May 14, 1996                      Joseph G. Uram
                                   Executive Vice President
                                   Chief Financial Officer
                                (Principal Accounting Officer)