Form 10-Q
period 1996-06-30
ARGOSY GAMING CO
filed 1996-08-13
CIK 895385

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C., 20549
                                  FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

                                      or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes /X/    No / /

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,333,333 shares of Common Stock, $.01 par value per share, as of August 9, 1996.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                           ARGOSY GAMING COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Data)

                                                                 JUNE 30,        DECEMBER 31,
                                                                   1996             1995
                                                                ---------       ------------
                                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . .        $ 63,890         $ 16,159
    Other current assets. . . . . . . . . . . . . . . . .          18,465           12,333
                                                                ---------       ------------
        Total current assets. . . . . . . . . . . . . . .          82,355           28,492
                                                                ---------       ------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . .         284,163          239,480
                                                                ---------       ------------

OTHER ASSETS:
    Cash and cash equivalents held by Trustee . . . . . .         94,484
    Goodwill, net . . . . . . . . . . . . . . . . . . . .         23,222            23,519
    Other, net. . . . . . . . . . . . . . . . . . . . . .         25,673            18,391
                                                                ---------       ------------
        Total other assets. . . . . . . . . . . . . . . .        143,379            41,910
                                                                ---------       ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .       $509,897          $309,882
                                                                ---------       ------------
                                                                ---------       ------------

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities. . . . . . .        $ 24,684         $ 26,941
    Other current liabilities . . . . . . . . . . . . . .           7,290            8,388
                                                                ---------       ------------
        Total current liabilities . . . . . . . . . . . .          31,974           35,329
                                                                ---------       ------------

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . .         358,587          169,303
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED
    SUBSIDIARIES. . . . . . . . . . . . . . . . . . . . .          21,506            2,543
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . .           6,158            5,167

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par; 60,000,000 shares
        authorized; 24,333,333 shares issued and
        outstanding . . . . . . . . . . . . . . . . . . .             243              243
    Capital in excess of par. . . . . . . . . . . . . . .          71,865           71,865
    Retained earnings . . . . . . . . . . . . . . . . . .          19,564           25,432
                                                                ---------       ------------
        Total stockholders' equity. . . . . . . . . . . .          91,672           97,540
                                                                ---------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . .        $509,897         $309,882
                                                                ---------       ------------
                                                                ---------       ------------


    See accompanying notes to condensed consolidated financial statements.

                                 ARGOSY GAMING COMPANY
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Data)

                                                                         SIX MONTHS ENDED
                                                                -------------------------------------
                                                                  JUNE 30,                JUNE 30,
                                                                    1996                    1995
                                                                --------------         --------------
                                                                 (UNAUDITED)            (UNAUDITED)

REVENUES:
    Casino. . . . . . . . . . . . . . . . . . . . . . . . . .     $118,147                 $117,791
    Admissions. . . . . . . . . . . . . . . . . . . . . . . .        1,995                    8,344
    Food, beverage and other. . . . . . . . . . . . . . . . .       12,853                    8,136
                                                                --------------         --------------
                                                                   132,995                  134,271
    Less:  promotional allowances . . . . . . . . . . . . . .       (7,041)                  (8,735)
                                                                --------------         --------------
Net revenues. . . . . . . . . . . . . . . . . . . . . . . . .      125,954                  125,536
                                                                --------------         --------------

COSTS AND EXPENSES:
    Casino. . . . . . . . . . . . . . . . . . . . . . . . . .       59,264                   58,753
    Food, beverage and other. . . . . . . . . . . . . . . . .       11,329                    7,977
    Other operating expenses  . . . . . . . . . . . . . . . .        8,732                    7,802
    Selling, general and administrative . . . . . . . . . . .       26,231                   23,579
    Depreciation and amortization . . . . . . . . . . . . . .       11,085                   10,038
    Development and preopening costs. . . . . . . . . . . . .        3,790                    1,138
    Lease termination costs . . . . . . . . . . . . . . . . .        3,508
                                                                --------------         --------------
                                                                   123,939                  109,287
                                                                --------------         --------------
Income from operations. . . . . . . . . . . . . . . . . . . .        2,015                   16,249
                                                                --------------         --------------

OTHER INCOME (EXPENSE):
    Interest income . . . . . . . . . . . . . . . . . . . . .          640                      214
    Interest expense. . . . . . . . . . . . . . . . . . . . .      (11,546)                  (7,917)
                                                                --------------         --------------
                                                                   (10,906)                  (7,703)
                                                                --------------         --------------
Income (loss) before income taxes, minority interests
    and extraordinary item. . . . . . . . . . . . . . . . . .       (8,891)                   8,546
Income tax (expense) benefit. . . . . . . . . . . . . . . . .        3,200                   (3,711)
Minority interests. . . . . . . . . . . . . . . . . . . . . .          713                      (54)
                                                                --------------         --------------
Income (loss) before extraordinary item . . . . . . . . . . .       (4,978)                   4,781
Extraordinary loss on extinguishment of debt (net of
    income tax benefit of $594) . . . . . . . . . . . . . . .         (890)
                                                                --------------         --------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .      $(5,868)                  $4,781
                                                                --------------         --------------
                                                                --------------         --------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM PER SHARE . . . . . .      $  (.20)                  $  .20
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT PER
    SHARE (NET OF INCOME TAX BENEFIT OF $.02) . . . . . . . .         (.04)
                                                                --------------         --------------
NET INCOME (LOSS) PER SHARE . . . . . . . . . . . . . . . . .      $  (.24)                  $  .20
                                                                --------------         --------------
                                                                --------------         --------------


   See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Per Share Data)

                                                                                 THREE MONTHS ENDED
                                                                         ----------------------------------
                                                                          JUNE 30,                 JUNE 30,
                                                                            1996                     1995
                                                                         ----------               ----------
                                                                         (UNAUDITED)              (UNAUDITED)
REVENUES:
    Casino. . . . . . . . . . . . . . . . . . . . . . . . . .            $  59,356                $ 61,198
    Admissions. . . . . . . . . . . . . . . . . . . . . . . .                    -                   4,175
    Food, beverage and other. . . . . . . . . . . . . . . . .                6,798                   4,433
                                                                         ----------               ----------
                                                                            66,154                  69,806
    Less:   promotional allowances. . . . . . . . . . . . . .               (2,889)                 (4,644)
                                                                         ----------               ----------
Net revenues. . . . . . . . . . . . . . . . . . . . . . . . .               63,265                  65,162
                                                                         ----------               ----------

COSTS AND EXPENSES:
    Casino. . . . . . . . . . . . . . . . . . . . . . . . . .               30,193                  29,766
    Food, beverage and other. . . . . . . . . . . . . . . . .                6,053                   3,817
    Other operating expenses  . . . . . . . . . . . . . . . .                4,364                   4,418
    Selling, general and administrative . . . . . . . . . . .               11,913                  11,002
    Depreciation and amortization . . . . . . . . . . . . . .                5,196                   5,459
    Development and preopening costs. . . . . . . . . . . . .                1,935                     672
    Lease termination costs . . . . . . . . . . . . . . . . .                3,508
                                                                         ----------               ----------
                                                                            63,162                  55,134
                                                                         ----------               ----------
Income from operations. . . . . . . . . . . . . . . . . . . .                  103                  10,028
                                                                         ----------               ----------

OTHER INCOME (EXPENSE):
    Interest income . . . . . . . . . . . . . . . . . . . . .                  550                    116
    Interest expense. . . . . . . . . . . . . . . . . . . . .               (7,335)                (3,975)
                                                                         ----------               ----------
                                                                            (6,785)                (3,859)
                                                                         ----------               ----------
Income (loss) before income taxes, minority interests
    and extraordinary item. . . . . . . . . . . . . . . . . .               (6,682)                 6,169
Income tax (expense) benefit . . . . . . . . . . . . . . . . . .             2,333                 (2,778)
Minority interests. . . . . . . . . . . . . . . . . . . . . .                  418                    (79)
                                                                         ----------               ----------
Income (loss) before extraordinary item . . . . . . . . . . .               (3,931)                 3,312
Extraordinary loss on extinguishment of debt (net of
    income tax benefit of $594) . . . . . . . . . . . . . . .                 (890)
                                                                         ----------               ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .             $ (4,821)              $  3,312
                                                                         ----------               ----------
                                                                         ----------               ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM PER SHARE . . . . . .             $   (.16)              $    .14
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT PER
    SHARE (NET OF INCOME TAX BENEFIT OF $.02) . . . . . . . .                 (.04)
                                                                         ----------               ----------
NET INCOME (LOSS) PER SHARE . . . . . . . . . . . . . . . . .             $   (.20)              $   0.14
                                                                         ----------               ----------
                                                                         ----------               ----------


    See accompanying notes to condensed consolidated financial statements.

                            ARGOSY GAMING COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)


                                                                   SIX MONTHS ENDED
                                                         -------------------------------
                                                          JUNE 30,            JUNE 30,
                                                            1996                1995
                                                         ----------          -----------
                                                         (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income . . . . . . . . . . . . .          $  (5,868)          $   4,781
    Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
    Depreciation and amortization . . . . . . .             11,909              10,444
    Deferred income taxes . . . . . . . . . . .             (3,198)                896
    Minority interests. . . . . . . . . . . . .               (713)                 54
    Extraordinary item. . . . . . . . . . . . .                890
    Lease termination costs . . . . . . . . . .              3,151
    Changes in operating assets and liabilities,
     net of the effects of the purchase of Jazz
     Enterprises, Inc.:
      Other current assets  . . . . . . . . . .             (1,442)                (30)
       Accounts payable and accrued
        liabilities . . . . . . . . . . . . . .              1,386               8,382
                                                         ----------          -----------
          Net cash provided by operating
          activities. . . . . . . . . . . . . .              6,115              24,527
                                                         ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable. . . . . . . .                                   (349)
    Purchases of property and equipment . . . .            (62,083)            (24,157)
    Deposits. . . . . . . . . . . . . . . . . .               (656)               (220)
    Goodwill. . . . . . . . . . . . . . . . . .                                 (9,388)
    Increase in cash and cash equivalents
      held by trustee . . . . . . . . . . . . .            (94,484)
                                                         ----------          -----------
          Net cash used in investing activities           (157,223)            (34,114)
                                                         ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit. . . . . . . .             44,500              14,000
    Repayment of line of credit . . . . . . . .            (90,000)             (2,000)
    Proceeds from sale of first mortgage notes             235,000
    Payments on long-term debt and
      installment contracts . . . . . . . . . .               (752)             (4,656)
    Capital contributions from partner. . . . .             19,676
    Increase in other assets    . . . . . . . .             (9,585)             (2,037)
                                                         ----------          -----------
          Net cash provided by
             financing activities . . . . . . .            198,839               5,307
                                                         ----------          -----------
Net increase (decrease) in cash and cash equivalents        47,731              (4,280)
Cash and cash equivalents, beginning of period.             16,159              18,291
                                                         ----------          -----------
Cash and cash equivalents, end of period. . . .           $ 63,890            $ 14,011
                                                         ----------          -----------
                                                         ----------          -----------


     See accompanying notes to condensed consolidated financial statements.

                               ARGOSY GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    (In Thousands, Except Per Share Data)


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

2.  LONG TERM DEBT

    Long term debt consists of the following:

                                                                          JUNE 30,             DECEMBER 31,
                                                                            1996                   1995
                                                                        ----------            --------------
          First mortgage notes due June 1, 2004 interest payable
             semiannually at 13 1/4%. . . . . . . . . . . . . . .        $235,000

          Senior secured line of credit . . . . . . . . . . . . .                                $ 45,500

          Convertible subordinated notes due June 1, 2001,
             convertible into common stock at $17.70 per
             share, interest payable semi-annually at 12% . . . .         115,000                 115,000

          Notes payable, principal and interest payments due
             quarterly through September 2015, discounted
             at 10.5% . . . . . . . . . . . . . . . . . . . . . .           9,202                   9,202
                                                                        ----------            --------------
                                                                          359,202                 169,702
          Less:  Current maturities . . . . . . . . . . . . . . .             615                     399
                                                                        ----------            --------------

          Long-term debt, less current maturities . . . . . . . .        $358,587               $ 169,303
                                                                        ----------            --------------
                                                                        ----------            --------------


      On June 5, 1996 the Company issued $235,000 of First Mortgage Notes due 2004 ("Mortgage Notes"). The Mortgage Notes are senior obligations of the Company secured by substantially all of its assets, except for the assets of the Company's joint venture, Indiana Gaming Company, L.P.

      The Mortgage Notes contain certain restrictions on the payment of dividends on the Company's common stock and the occurrence of additional indebtedness, as well as other covenants customary in senior secured financing. In addition, $94,300 of the proceeds of the Mortgage Notes were placed in a disbursement account which can only be used to fund the company's obligations for the construction of the Lawrenceburg Project.

      The Company used a portion of the proceeds from the issuance of the Mortgage Notes to repay and terminate its senior secured line of credit ("Line of Credit"). In connection with this early termination of the Line of Credit, the Company expensed approximately $1,484 of deferred finance costs ($890 net of tax).

      The convertible subordinated notes ("Convertible Notes") are convertible into common stock at any time and may be redeemed by the Company on or after June 1, 1997, in whole or in part at specified percentages of principal plus accrued and unpaid interest to the date of redemption. The Convertible Notes are subordinated to prior payment in full of all senior indebtedness, including the Mortgage Notes and senior indebtedness incurred in the future.

3.    ACQUISITION OF JAZZ ENTERPRISES, INC.

      Effective May 30, 1995 the Company acquired 100% of the stock of Jazz Enterprises, Inc. ("Jazz"), formerly a 10% partner in the Company's Baton Rouge, Louisiana riverboat casino. The acquisition was accounted for as a purchase.

      The table below sets forth the pro forma operating results of the Company for the three month and six month periods ended June 30, 1996 and 1995 giving effect to the acquisition as if the acquisition occurred on January 1, 1995. The pro forma operating results for the three months ended June 30, 1996 and 1995 were prepared using the Company's historical operating results and Jazz's operating results for the applicable periods through May 30, 1995 (the effective date which Jazz became a wholly owned subsidiary of the Company).


                                   SIX MONTHS ENDED                                  THREE MONTHS ENDED
                          -------------------------------------            -------------------------------------
                          JUNE 30, 1966           JUNE 30, 1995            JUNE 30, 1996           JUNE 30, 1995
                          -------------           ------------             -------------           -------------
Net Revenues                $125,954               $125,564                  $63,265                 $65,162
                          -------------           ------------             -------------           -------------
                          -------------           ------------             -------------           -------------

Net Income (loss)
before extraordinary  item    (4,978)              $  3,540                   (3,931)                  2,284
                          -------------           ------------             -------------           -------------
                          -------------           ------------             -------------           -------------

Net Income (loss)
    before extraordinary
    item per share              (.20)                   .15                     (.16)                    .12
                          -------------           ------------             -------------           -------------
                          -------------           ------------             -------------           -------------


    The unaudited pro forma condensed statements of operations are not necessarily indicative of either future results of operations or results that might have been achieved if the foregoing transactions had been consummated as of the indicated dates.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

    LAWRENCEBURG, INDIANA DEVELOPMENT -- On June 30, 1995 Indiana Gaming Company, L.P. (the "Indiana Partnership") was awarded a preliminary suitability certificate from the Indiana Gaming Commission to develop a riverboat casino project on the Ohio River in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Indiana Partnership. The renewal of the Indiana Partnership's preliminary certificate of suitability will be considered at a hearing of the Indiana Gaming Commission to be held on August 20, 1996.

    Capital contributions to the Indiana Partnership, up to a total project cost of $225 million, will be made on the same basis as the partners' equity ownership with any excess project cost being the responsibility of the Company. Funding for the Indiana Partnership is expected to be provided by capital contributions and capital loans by the partners. The Indiana Partnership's estimate for the development and construction costs for the Lawrenceburg Project is $210 million.

    Additionally, under terms of the Lawrenceburg partnership agreement, after the third anniversary date of commencement of operations at the Lawrenceburg casino, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests).

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

    An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,000, including interest through June 30, 1996, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

    On April 19, 1996, the Louisiana legislature approved legislation mandating local option elections to determine whether to prohibit specified individual types of gaming, including riverboat gaming, in Louisiana on a parish-by-parish basis. The referendum will be brought before the Louisiana voters in November, 1996. There can be no assurance that the voters of East Baton Rouge Parish will not vote to prohibit riverboat gaming. If such a vote to prohibit riverboat gaming occurs, the Company will be required to discontinue gaming activity in East Baton Rouge Parish upon the expiration of its current gaming license in September 1999. The discontinuance of gaming operations in East Baton Rouge Parish would have a material adverse effect on the Company, both in terms of the loss of revenues and cash flow generated by the Belle of Baton Rouge and the impairment of the significant capital investment that the Company has in its riverboat casino and related facilities, including the Catfish Town development. The Company would be required, under the indenture provisions of the Mortgage Notes, to offer to repurchase a defined amount of the Mortgage Notes in the event that it discontinued gaming operations in Baton Rouge.

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

                               ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

    The Company opened its first riverboat casino, the Alton Belle Casino, in Alton, Illinois in September 1991. Subsequently, the Company opened the Argosy Casino in Riverside, Missouri in June 1994; the Belle of Baton Rouge in Baton Rouge, Louisiana in September 1994; and the Belle of Sioux City in Sioux City, Iowa in October 1994. In addition, the Company, through its 57.5% equity interest in Indiana Gaming L.P., is developing in Lawrenceburg, Indiana a casino project which the Company anticipates opening with a temporary gaming facility in the fourth quarter of 1996 and with a permanent gaming facility not later than 12 months thereafter. There can be no assurance that the projected opening date will be met, as the opening is subject to numerous conditions, including licensing, permitting and construction.

    The Company's results of operations for the six months ended June 30, 1996 were adversely affected by increased competition at its Alton and Riverside properties and the Company expects to face further increased competition in the St. Louis and Kansas City areas as new riverboat casinos are expected to open in these markets. Accordingly, the Company believes that it may be more difficult in the future to sustain historical levels of operating revenues and profitability at certain of its properties.
Increasing competitive pressures have also resulted in the Company eliminating, in January 1996, admissions fees at its current gaming operations. In addition, the Company is incurring significant costs and capital expenditures in developing the Lawrenceburg casino project. These increased costs, and the increased interest expense associated with the Mortgage Notes, will continue to adversely affect the Company's results of operations until such time as the Lawrenceburg casino is opened and generating revenues.

    The following table highlights the results of operations for the Company's operating Casinos (amounts in thousands):

                                                   SIX MONTHS ENDED               THREE MONTHS ENDED
                                               -----------------------        -------------------------
                                               JUNE 30,       JUNE 30,        JUNE 30,         JUNE 30,
                                                 1996           1995            1996             1995
                                               --------     ---------         ---------       ---------
GROSS REVENUES
    Alton Belle Casino  . . . . . . . . . . .  $ 41,135     $ 44,125          $ 20,845        $ 23,285
    Argosy Casino Riverside . . . . . . . . .    51,339       53,486            24,725          27,181
    Belle of Baton Rouge Casino . . . . . . .    29,769       25,517            15,299          13,597
    Belle of Sioux City Casino. . . . . . . .    10,497       11,058             5,280           5,659
                                               --------     ---------         ---------       ---------
      Total Properties. . . . . . . . . . . .  $132,740     $134,186          $ 66,149        $ 69,722
                                               --------     ---------         ---------       ---------
                                               --------     ---------         ---------       ---------

NET REVENUE
    Alton Belle Casino  . . . . . . . . . . .  $ 39,942     $ 42,578          $ 20,279        $ 22,438
    Argosy Casino Riverside . . . . . . . . .    47,329       47,306            23,425          23,953
    Belle of Baton Rouge Casino . . . . . . .    28,274       24,742            14,479          13,168
    Belle of Sioux City Casino. . . . . . . .    10,167       10,831             5,083           5,520
                                               --------     ---------         ---------       ---------
      Total Properties. . . . . . . . . . . .  $125,712     $125,457          $ 63,266        $ 65,079
                                               --------     ---------         ---------       ---------
                                               --------     ---------         ---------       ---------

INCOME (LOSS) FROM OPERATIONS
    Alton Belle Casino(1) . . . . . . . . . .  $  7,965     $ 11,380          $  4,046        $  6,061
    Argosy Casino Riverside(2). . . . . . . .     6,252       12,437             3,764           6,326
    Belle of Baton Rouge Casino(3). . . . . .     3,658         (264)            1,349           1,132
    Belle of Sioux City Casino(1) . . . . . .       578        2,066               164           1,073
                                               --------     ---------         ---------       ---------
      Total Properties. . . . . . . . . . . .  $ 18,453     $ 25,619          $  9,323        $ 14,592
                                               --------     ---------         ---------       ---------
                                               --------     ---------         ---------       ---------

EBITDA(4)
    Alton Belle Casino(1) . . . . . . . . . .  $ 10,036     $ 13,446          $  5,085        $  7,098
    Argosy Casino Riverside(2). . . . . . . .    10,504       15,938             5,518           8,266
    Belle of Baton Rouge Casino(3). . . . . .     6,387        2,459             2,721           2,553
    Belle of Sioux City Casino(1) . . . . . .       961        2,201               362           1,174
                                               --------     ---------         ---------       ---------
      Total Properties. . . . . . . . . . . .  $ 27,888     $ 34,044          $ 13,686        $ 19,091
                                               --------     ---------         ---------       ---------
                                               --------     ---------         ---------       ---------


(1) Income from operations and EBITDA for the Belle of Sioux City Casino and the Alton Belle Casino are presented before consideration of the Company's management fee and in the case of the Belle of Sioux City before the 30% minority interest.

(2) Excludes $3,508 for the six months and three months ended June 30, 1996 related to lease termination costs in connection with assets formerly used at the Riverside temporary facility.

(3) Excludes operating loss of approximately $1,260 and $353 for the six months ended June 30, 1996, and 1995, respectively and $726 and $353 for the three months ended June 30, 1996, and 1995, respectively primarily depreciation, amortization and operating expenses related to the Catfish Town land based development in Baton Rouge.

(4) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flow or a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. The Company has other significant uses of cash flows, including capital expenditures, which are not reflected in EBITDA.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    CASINO-- Casino revenues for the six months ended June 30, 1996 increased to $118.1 million from $117.8 million for the six months ended June 30, 1995. Alton casino revenues decreased from $40.5 million to $37.4 million due to severe weather conditions in January and February 1996. The decrease is also attributed to flooding in 1995 as Alton benefitted when two competing riverboat casinos were temporarily closed in the St. Louis area. Riverside casino revenues increased from $42.9 million to $44.0 million due to the opening of the Company's permanent land based entertainment pavilion on January 15, 1996, offset by the severe weather conditions experienced in January and February 1996 and additional competition in the Kansas City market. Baton Rouge casino revenues increased $3.0 million from $24.0 million to $27.0 million. Sioux City casino revenues decreased $.7 million to $9.7 million due to severe weather conditions in January and February
1996 and the effects of increased competition from two riverboat casinos which opened in January 1996.

    Casino expenses increased from $58.8 million for the six months ended June 30, 1995 to $59.3 million for the six months ended June 30, 1996 primarily related to increases in gaming taxes and admission taxes which increased proportionately with the increases in casino revenues and customer boardings respectively.

    ADMISSIONS-- Admissions revenue (net of complimentary admissions) decreased from $3.4 million for the six months ended June 30, 1995 to $.2 million for the six months ended June 30, 1996. This decrease is due to the Company's elimination of admission fees in January 1996 in Riverside in reaction to competitive pressures in the Kansas City market.

    FOOD AND BEVERAGE-- Food, beverage and other revenues increased $4.8 million to $12.9 million for the six month period ended June 30, 1996 primarily due to increased food, beverage and other sales at the expanded Riverside and Baton Rouge facilities. Riverside revenues increased from $2.3 million to $5.3 million while Baton Rouge revenues increased from $1.3 million to $2.5 million. Alton's food, beverage and other revenues remained stable with the six month period ending June 30, 1995 while Sioux City's food, beverage and other revenues increased .2 million over the prior six month period. Food beverage and other net profit improved $1.3 million to $1.5 million for the six months ended June 30, 1996 due primarily to improved operating efficiencies in the Company's food and beverage operations.

    OTHER OPERATING EXPENSES--Other operating expenses increased $.9 million to $8.7 million for the six months ended June 30, 1996. This increase is primarily due to the opening of the permanent land based entertainment pavilion at Riverside, the addition of expanded entertainment facilities in Sioux City and the additional services needed for the severe weather conditions in January and February 1996 experienced at the Alton, Riverside and Sioux City casinos.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $2.6 million to $26.2 million for the three months ended June 30, 1996. Increases of $1.8 million and $.9 million, respectively, in Alton and Riverside relate primarily to increases in advertising and promotional expenses due to increased competition and the opening of the Riverside permanent facility. Additionally, the Company recorded a charge of approximately $1.5 million, in 1996, in professional and other fees related to its response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of first mortgage notes. These increases were offset somewhat by lower general and administrative costs in Baton Rouge.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $1.1 million from $10.0 million for the six months ended June 30, 1995 to $11.1 million for the six months ended June 30, 1996. This increase is primarily due to increased depreciation in Riverside in connection with the Company's land based entertainment pavilion which opened on January 15, 1996 at an approximate cost of $45 million.

    Development and Preopening costs--Development and preopening costs increased from $1.1 million for the six month period ending June 30, 1995 to $3.8 million for the six month period ending June 30, 1996. The primary increase is due to expenses related to developing the casino in Lawrenceburg, Indiana, which has an anticipated opening date of the fourth quarter of 1996.

    INTEREST EXPENSE--Net interest expense increased $3.2 million to $10.9 million for the six months ended June 30, 1996. The increase is attributable to interest expense on the increased borrowings, used to fund the Company's expansion and development program, on the $100 million Line of Credit through June 5, 1996 and interest expense related to the $235 million First Mortgage Notes issued June 5, 1996.

    NET INCOME (LOSS) -- Net income decreased from $4.8 million for the six months ended June 30, 1995 to a net loss of $5.9 million for the six months ended 1996 primarily for the reasons discussed above. In addition the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Further, the company recorded an extraordinary loss of $.9 million (net of tax) related to the write off of deferred finance costs associated with extinguishment of its revolving secured line of credit in 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    CASINO-- Casino revenues for the three months ended June 30, 1996 decreased to $59.4 from $61.2 million for the three months ended June 30, 1995. Alton casino revenues decreased from $21.3 million to $18.9 million. The decrease is attributable to increased competition in the St. Louis market as well as Alton benefitting from flooding which temporarily closed two competing riverboat casinos in the St. Louis area in 1995. Riverside casino revenues remained the same at $21.8 million due to the opening of the Company's permanent land based entertainment pavilion on January 15, 1996 offset by additional competition in the Kansas City area. Baton Rouge casino revenues increased $1.1 million from $12.7 million to $13.8 million due primarily to the opening of a permanent land based entertainment facility in April 1996. Sioux City casino revenues decreased $.5 million to $4.8 million.

    Casino expenses increased from $29.8 million for the three months ended June 30, 1995 to $30.2 million for the three months ended June 30, 1996. Gaming taxes decreased to $11.7 million for the three month period ended June 30, 1996 from $12.0 million in 1995 which is proportionate with the decrease in casino revenues, while admissions taxes increased to $4.8 million in 1996 from $4.3 million in 1995 due to an increase in customer boardings. Other casino operating expenses remained approximately the same in 1996 as in 1995.

    ADMISSIONS-- Admissions revenue (net of complimentary admissions) decreased from $1.7 million for the three months ended June 30, 1995 to $0 for the three months ended June 30, 1996. This decrease is due to the Company's elimination of admission fees in Riverside in January 1996 in reaction to competitive pressures in the Kansas City market.

    FOOD AND BEVERAGE-- Food, Beverage and other revenues increased $2.4 million to $6.8 million for the three month period ended June 30, 1996 primarily due to increased food, beverage and other sales at the expanded Riverside and Baton Rouge facilities. Riverside revenues increased from $1.2 million to $2.9 million while Baton Rouge revenues increased from $.7 million to $1.5 million. Food beverage and other net profit remained approximately the same for the three months ended June 30, 1996.

    OTHER OPERATING EXPENSES--Other operating expenses remained the same at $4.4 million for the three months ended June 30, 1996 and the six months ended June 30, 1995.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $.9 million from the three months ended June 30, 1995 to $11.9 million for the three months ended June 30, 1996. Increases of $.6 million at Alton and $.2 million at Riverside relate primarily to increases in advertising and promotional expenses due both to increased competition and the opening of the Riverside permanent facility.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased $.3 million from $5.5 million for the three months ended June 30, 1995 to $5.2 million for the three months ended June 30, 1996. This decrease is primarily due to decreased depreciation associated with the Riverside temporary facility offset by increased depreciation in Riverside and Baton Rouge in connection with the Company's land based entertainment facilities which have longer lives.

    DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs increased from $.7 million for the three month period ending June 30, 1995 to $1.9 million for the three month period ending June 30, 1996. The primary increase is due to expenses related to developing the casino in Lawrenceburg, Indiana, which has an anticipated opening date of the fourth quarter of 1996.

    INTEREST EXPENSE--Net interest expense increased $2.9 million to $6.8 million for the three months ended June 30, 1996. The increase is attributable to interest expense on increased borrowings, used to fund the Company's expansion and development program, on the $100 million Line of Credit which was terminated on June 5, 1996 and interest expense related to the $235 million First Mortgage Notes issued June 5, 1996.

    NET INCOME (LOSS) -- Net income decreased from $3.3 million for the three months ended June 30, 1995 to a net loss of $4.8 million for the three months ended 1996 primarily for the reasons discussed above. In addition the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Further, the company recorded an extraordinary loss of $.9 million (net of tax) related to the write off of deferred finance costs associated with extinguishment of its revolving secured line of credit in 1996.

COMPETITION

    The Company's Alton Casino faces competition from three other riverboat casinos currently operating in the St. Louis area and expects increasing levels of competition in the future. An additional casino complex is under construction which will include two independently owned facilities, each of which are expected to operate two dockside vessels. This casino complex is expected to open in the first quarter of 1997. The Company's Riverside Casino faces competition from two casinos in the Kansas City area that offer dockside gaming, one of which includes a second gaming vessel. Two additional casino operators have commenced construction of gaming facilities in Kansas City, both of which are expected to open in the second half of 1996. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a Pari-Mutual Race Track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market, which opened in January 1996. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

    In the six months ended June 30, 1996 the Company generated cash flows from operating activities of $6.1 million compared to $24.5 million for the same period in 1995. The decrease in cash flow is primarily attributed to decreased operating margins and increased preopening and development expenses in 1996 compared to 1995 and, additionally, to the timing of expenditures related to operating accounts payable.

    In the six months ended June 30, 1996, the Company used cash flows for investing activities of $157.2 million versus $34.1 million for the six months ended June 30, 1995. The primary uses of funds in 1996 were the placement of $94.3 million of the proceeds from the Company's First Mortgage Note offering into a disbursement account, for the Lawrenceburg casino project, and the investment of $62.1 million in property, plant and equipment. Riverside, Lawrenceburg and the Catfish Town facility at Baton Rouge had capital expenditures of $17.9 million, $28.2 million and $12.1 million, respectively, for the six month period ended June 30, 1996. The primary use of funds for the six month period ended June 30, 1995 were capital expenditures of $24.1 million and goodwill associated with the purchase of Jazz of $9.4 million.

    During the six months ended June 30, 1996, the Company generated $198.8 million in cash flows from financing activities compared $5.3 million of cash flows from financing activities for the same period in 1995. The primary sources of cash flows in 1996 were $235 million of proceeds from the Company's First Mortgage Note Offering and $19.7 million in capital contributions from the Company's partner in Lawrenceburg offset by the repayment of $90 million on the company's senior secured line of credit.

    As of June 30, 1996, the Company had approximately $63.9 million of cash and cash equivalents and $1.9 million of marketable securities which can be used for general working capital purposes. In addition the Company has $94.5 million in a disbursement account to be used to fund the Company's portion of the remaining Lawrenceburg construction costs. The $94.5 million cannot be used for any other purposes. On June 5, 1996 the Company issued $235 million of first mortgage notes which are due June 2004. $91 million of the proceeds of the first mortgage note offering were used to retire the Company's senior secured line of credit and accrued interest. $94.3 million were placed in the Indiana disbursement account with the balance used to pay expenses of the offering and available for general corporate purposes. The Company has $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

    The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties and into additional jurisdictions, particularly Lawrenceburg, Indiana. As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional approximately $5 million (primarily tenant allowance) as of June 30, 1996. Further, if the Predecessor's status as an S Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $12 million (excluding penalties) to fund the potential income tax liability.

    The Company estimates that the total costs of opening a temporary gaming facility and completing the permanent Lawrenceburg Casino and entertainment project is approximately $210 million. As of June 30, 1996, approximately $44 million had been expended by the partnership, on the project. Of the remaining $166 million in Lawrenceburg construction costs, approximately $25 million is anticipated to be funded through equipment financing from third party lenders and approximately $141 million will be funded by the Company and a partner, 57.5% of which will be funded by the Company and 42.5% of which will be funded by its partner. In the event project costs exceed the budgeted $210 million total project cost the Company and its partner will fund such costs on the same percentages to a total project cost of $225 million. Any project costs in excess of $225 million must be funded by the Company.

    The Company believes that as a result of its recent offering of Mortgage Notes, cash on hand will be sufficient to fund its current operations and its obligations with respect to the Lawrenceburg casino development.

                            ARGOSY GAMING COMPANY
                             OTHER INFORMATION

PART II.     Other Information

Item 1.      LEGAL PROCEEDINGS -

             During the quarter ended June 30, 1996 the following developments occurred with respect to Legal Proceedings.

             MARION COUNTY, INDIANA GRAND JURY DOCUMENT SUBPOENA

             On or after March 15, 1996, the Company, its partners in the Lawrenceburg casino project and certain other individuals and entities were served with document request subpoenas issued by the Office of the Prosecuting Attorney of Marion County,
             Indiana in connection with a grand jury investigation entitled:
             STATE OF INDIANA V. ORIGINAL INVESTIGATION-OFFICIAL
             MISCONDUCT. Indiana law requires that at the time a target of an investigation is determined, that entity or person must be so advised by the Office of the Prosecuting Attorney. On March 23, 1996 the Company was advised by the Marion County prosecutor that no target subpoenas had been issued by the grand jury in its investigation as of that date. However, there can be no assurance that targets will not be identified as further information and documents are obtained and considered by the grand jury. Due to the confidential nature of grand jury proceedings, the Company is not aware of the specific subject matter or matters of the investigation. The Company believes it has fully complied with its subpoena, and has been informed by its partners that they will do the same.

             The subpoenas request information regarding the current or prior ownership interest in the Company and the partners of the Indiana Partnership by the individuals or entities described below. The subpoenas also request that the Company and its partners produce a broad category of documents including documents regarding employment and other agreements, gifts, payments and correspondence between the Company and any of its partners on the one hand and several business entities and individuals, including an Indiana state legislator, certain Indiana lobbyists, and certain Lawrenceburg, Indiana city officials and businessmen on the other hand. The Company has learned that this legislator has served as an employee of a subsidiary of Conseco, Inc., the parent company of the 29% limited partner in the Indiana Partnership, since September 1995. Additionally, the Company has learned that such state legislator has served since September 1993 as a consultant to a major Indiana engineering firm that is engaged in many state and local government funded construction projects. That engineering firm also serves as lead engineer for the Lawrenceburg casino project. On May 24, 1996, the Indiana House Legislative Ethics Committee voted to reprimand, but take no further action against, this legislator for failing to properly report the foregoing employment and consulting arrangements on his 1993, 1994 and 1995 statements of economic interests. On June 27, 1996 the legislator announced his resignation as chairman of the Indiana House Ways and Means Committee and that he would not seek reelection in November 1996.

             The Company believes that neither it nor any entity controlled by or person employed by the Company has engaged, and has been informed by representatives of its partners that they have not engaged, in any unlawful conduct in the pursuit by or granting to the Indiana Partnership of the Lawrenceburg gaming license. Because the grand jury proceedings are unlikely to be concluded quickly, on March 25, 1996, a former U.S. Attorney and his law firm were retained to conduct, as special independent counsel (the "special independent counsel"), an internal investigation into the

                                  ARGOSY GAMING COMPANY
                                    OTHER INFORMATION
                                       (continued)

             activities and actions of the Company and the entities controlled by any person employed by the Company with respect to
             (i) the hiring by Conseco, Inc. and the Indiana engineering firm of the state legislator, (ii) the endorsement of the Indiana Partnership by the city of Lawrenceburg and the financial affairs of certain Lawrenceburg officials with respect to such endorsement and the awarding of the certificate of suitability by the Indiana Gaming Commission, and (iii) their lobbying efforts in furtherance of the Indiana legislature's enactment of legislation authorizing gaming and limiting gaming licenses to one per county. A special committee of independent directors of the Company has been appointed to supervise and coordinate the special independent counsel's investigation. The special independent counsel has not investigated Conseco, Inc. but is currently in the process of investigating the other limited partners of the Indiana Partnership. The company has been advised that Conseco, Inc., with the assistance of outside counsel, has conducted its own internal investigation of matters that may be the subject of the grand jury proceedings and such investigation found no wrongdoing by Conseco, Inc. or any person or entity it controls, or is controlled by. Conseco has retained its own special independent counsel to conduct an investigation. This investigation is currently in process.

             From March 25 to April 15, 1996, the special independent counsel conducted its investigation and issued an interim report in which it concluded that it found no evidence that the Company or any entity controlled by or person employed by the Company had any involvement in, or knowledge of, the relationship between the state legislator and Conseco, Inc. or the Indiana engineering firm, or attempted to improperly influence any City of Lawrenceburg official, state legislator or Indiana Gaming Commission member or staff member in connection with the endorsement of the partnership by the City of Lawrenceburg and the awarding of the certificate of suitability to the Indiana Partnership. With regard to lobbying, including the lobbying with respect to one gaming license per county legislation, the special independent counsel found no evidence that the Company or any entity controlled by or person employed by the Company attempted to unduly influence any legislator in any way. However, no investigation was made of any lobbyist's records, activities or expenditures, nor were any outside lobbyists interviewed. The special independent counsel also audited the Company's compliance with the lobbying disclosure statute in Indiana and found only technical errors in the Company's lobbying disclosure statements. No evidence was found that these technical errors were intentional or designed to hide any lobbying activity. In conducting its investigation, the special independent counsel, among other things, reviewed numerous boxes of documents produced by the executive and Lawrenceburg offices of the Company and extensively interviewed the nine Company officers and employees most closely related to the Lawrenceburg Casino project, as well as the principal of R.J. Investments, Inc., a 4% limited partner of the Indiana Partnership.

             No assurance can be given, however, that the nature and scope of the investigation conducted by the special independent counsel, which among other things was conducted under severe time pressure and was limited to the Company and the entities controlled by and persons employed by the Company, was sufficient to uncover conduct that might be considered unlawful. Further, no assurance can be given that the special independent counsel investigation of Conseco and the other partners when completed will not find wrongdoing by the subjects of such investigations. In the event that the Company, any entity controlled by the Company, any person employed by the Company, the Indiana Partnership or any of its partners is found by the Marion County prosecutor to have engaged in unlawful conduct, there is no assurance what effect such action would have on the Indiana Partnership's certificate of suitability or, after issuance, the Indiana gaming license. In the event Conseco or one of the Company's other partners in the Lawrenceburg casino project is determined by the Indiana Gaming Commission to be unsuitable for the ownership of a gaming license or to

                                   ARGOSY GAMING COMPANY
                                     OTHER INFORMATION
                                       (continued)

             have engaged in unlawful conduct, the terms of the Indiana Partnership's partnership agreement provide that the Indiana Partnership shall redeem 100% of such unsuitable partner's interest in the partnership for an amount equal to such partner's capital account. In the event that a partner is determined by the Indiana Gaming Commission to be unsuitable for ownership after the issuance of the gaming license, the terms of the Indiana Partnership's partnership agreement provide that the Indiana Partnership shall redeem 100% of such unsuitable partner's interest for an amount equal to 90% of the "appraised value" of that partner's interest, determined in accordance with the terms of the partnership agreement. The purchase price is payable in five annual installments, only from available cash flow or sale or financing proceeds of the partnership, and bears interest at "prime." If such event were to occur with respect to Conseco prior to the completion of the Lawrenceburg casino project, the Company would have to fund any remaining construction costs of the Lawrenceburg casino project which were to have been funded by Conseco. No assurance can be given that the Company would be able t obtain funds sufficient for this purpose. Also, there can be no assurance that the Indiana
             Gaming Commission will not take other actions such as suspending, revoking or failing to renew the Indiana
             Partnership's certificate of suitability, delaying the issuance of or failing to issue the Indiana Partnership a gaming license or, after issuance, revoking or suspending such gaming license. Renewal of the Indiana Partnership's certificate of suitability is being considered by the Indiana Gaming Commission at a hearing to be held on August 20, 1996 and no assurances can be given that such certificate will be renewed. Therefore, there can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.

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

             Pursuant to the definitive acquisition documents any and all amounts due by Jazz under the Bowlus Lawsuit are the obligations of the Former Jazz Shareholders. Prior to March 31, 1996, the Company requested, in writing, that the Former Jazz Shareholders satisfy the obligations and satisfy the judgment. Thereafter, Jazz was advised that the Former Jazz Shareholders hoped to settle the Bowlus Lawsuit prior to the expiration of the suspensive appeal delay and if not so settled, they intended to suspensively appeal the judgment. As a result of the Former Jazz Shareholders' obligations, one of the Former Jazz Shareholders, Mr. Steve Urie, has posted an unsecured personal appeal bond in the amount of $2,246,187.31, and a suspensive appeal has been filed. Under Louisiana law, if it is determined that this suspensive appeal is proper and that the suspensive appeal bond is valid, sufficient and proper, then after a contradictory hearing the court may order the judgement cancelled from the mortgage records during the pendency of the suspensive appeal. The Bowlus plaintiffs have filed pleadings to contest the validity, sufficiency, and propriety of the suspensive appeal bond, and Jazz is not able to predict what ruling the court

                                  ARGOSY GAMING COMPANY
                                   OTHER INFORMATION
                                      (continued)


             may make on that issue. Accordingly, since the former Jazz Shareholders have allowed the judgment to be entered against Jazz, and have allowed said judgment to remain in the mortgage records, such that the judgment creates a judicial mortgage on Jazz's immovable property, the Company withheld scheduled payments of $337,500 each to the Former Jazz Shareholders representing the March 31, 1996 and June 30, 1996 quarterly installments of the deferred purchase price. The Company believes that withholding such payment, as well as withholding future payments, until the Former Jazz Shareholders satisfy the Bowlus Lawsuit is within the Company's rights as provided for in the definitive acquisition documents.

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

             In July, 1996, the court ruled Mr. Urie's bond insufficient and the Company paid the $2.2 judgement on behalf of the former shareholders of Jazz and will offset future payments against this amount.

             CHALLENGE TO CERTIFICATE OF SUITABILITY FOR LAWRENCEBURG CASINO BY UNSUCCESSFUL APPLICANT

             On March 6, 1996 Indiana Gaming Company received a letter from counsel to Schilling Casino Corporation, d/b/a Empire Casino & Resort ("Empire") advising the Company that Empire intended to take legal action to seek a revocation or cancellation of the certificate of suitability issued by the Indiana Gaming Commission to the Indiana Partnership on June 30, 1995 to develop and operate the Lawrenceburg Casino. Empire was one of the unsuccessful applicants competing for the Lawrenceburg gaming license. Empire advised the Indiana Partnership that it intended to file an application with the Indiana Gaming Commission seeking revocation of the certificate of suitability and that if such application is unsuccessful, Empire has stated that it intends to file a civil action challenging the Indiana Gaming Commission's authority to issue the certificate of suitability and finally, if any such civil action is unsuccessful, to file an appeal from the denial of Empire's application, which denial Empire deems to occur upon the issuance of the gaming license to the Indiana Partnership.

             On July 19, 1996, Empire filed with the Indiana Gaming Commission an Application for Revocation of the certificate of suitability awarded to the Indiana Partnership for a riverboat owners license for Lawrenceburg, Indiana. Among the grounds stated by Empire in their application as filed were: (i) the application process followed by the Indiana Gaming Commission did not afford Empire due process and violated Indiana law; (ii) the Indiana Partnership has failed to comply with the conditions in the Certificate because the temporary vessel has not opened and certain permits have not been obtained; (iii) the Indiana Partnership made misrepresentations to the Indiana Gaming Commission during the licensing hearings; (iv) the Indiana Gaming Commission could not lawfully extend the Certificate beyond June 30, 1996 without reconsidering all other applications; and (v) the endorsement of the Indiana Partnership by the City of Lawrenceburg was without legal authority.

                                ARGOSY GAMING COMPANY
                                  OTHER INFORMATION
                                    (continued)

             The renewal of the Indiana Partnership's Certificate will be considered by the Indiana Gaming Commission at a hearing to be held on August 20, 1996. The Company believes that the grounds alleged by Empire are without merit and intends with the Indiana Partnership to vigorously challenge any of the aforementioned actions taken by Empire.

             Additionally, the Company and the Indiana Partnership intend to pursue their respective legal remedies against Empire and its representatives for any damages either may suffer as a result of any wrongful action of Empire. There can be no assurances, however, that any actions of Empire will not result in a delay in the opening of the temporary gaming facility in Lawrenceburg presently scheduled for the fourth quarter of 1996 or the opening of the permanent gaming facility scheduled twelve months later. Any such delay could have a material adverse effect on the Company. Additionally, the Company cannot predict the response of the Indiana Gaming Commission or City of Lawrenceburg to any such actions of Empire.

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

             In April 1995, Mssrs. Norton and Connors agreed to voluntarily dismiss the lawsuit without prejudice. However, on May 22, 1996, Mr. Norton refiled the suit against Mr. Connors and is again seeking $50 million in damages. The Company believes that Mr. Connors will again seek to cause the Company to indemnify and reimburse him from liability thereunder. Therefore, there can be no assurance that the lawsuit will not lead to events having a material adverse effect on the Company.

                                ARGOSY GAMING COMPANY
                                  OTHER INFORMATION
                                    (continued)

             GAMING INDUSTRY CLASS ACTIONS

             The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suits sought unspecified compensatory and punitive damages. On April 17, 1996 the court granted the defendants motion to dismiss one of the complaints; however, the plaintiffs amended their complaint to cure certain pleading defects in the prior complaint. The Company is unable at this time to determine what effect, if any, the suit would have on its business or operations.

Item 2:      CHANGES IN SECURITIES - NONE

Item 3:      DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                                 VOTES          VOTES          WITHHELD/         BROKER
                                                  FOR          AGAINST          ABSTAIN         NON-VOTES
                                              ----------       -------         ---------        ---------
                Election of Directors

                   J. Thomas Long             20,688,209             0          32,074                   0
                   William F. Cellini         20,689,409             0          30,874                   0

                   William McEnery            20,689,509             0          30,774                   0


Item 5:      OTHER INFORMATION-NONE

Item 6:      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                       27--Financial Data Schedule

             (b)   Reports on Form 8-K

                   1. Report on Form 8-K dated June 5, 1996 filed with the Securities and Exchange Commission incorporating the press release issued by Argosy Gaming Company announcing the private placement of its $235 million 13 1/4% First Mortgage Notes due 2004.

                            ARGOSY GAMING COMPANY SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ARGOSY GAMING COMPANY
                                                    Registrant


Date:  August 13, 1996                             /s/ Joseph G. Uram
                                                ------------------------------
                                                       Joseph G. Uram
                                                   Executive Vice President
                                                   Chief Financial Officer
                                                (Principal Accounting Officer)