Form 10-Q
period 1996-09-30
ARGOSY GAMING CO
filed 1996-11-13
CIK 895385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,333,333 shares of Common Stock, $.01 par value per share, as of November 13, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARGOSY GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                    -------------   ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . .   $  67,577     $  16,159
   Income taxes receivable . . . . . . . . . . . . .      10,656         2,197
   Other current assets. . . . . . . . . . . . . . .      12,562        10,136
                                                       ---------     ---------
   Total current assets. . . . . . . . . . . . . . .      90,795        28,492
                                                       ---------     ---------

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . .     293,818       239,480
                                                       ---------     ---------

OTHER ASSETS:
   Cash and cash equivalents held by Trustee . . . .      83,029
   Goodwill, net . . . . . . . . . . . . . . . . . .      23,072        23,519
   Other, net. . . . . . . . . . . . . . . . . . . .      25,599        18,391
                                                       ---------     ---------
      Total other assets . . . . . . . . . . . . . .     131,700        41,910
                                                       ---------     ---------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .   $ 516,313     $ 309,882
                                                       ---------     ---------
                                                       ---------     ---------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities. . . . .   $  36,685     $  26,941
   Other current liabilities . . . . . . . . . . . .       9,411         8,388
                                                       ---------     ---------
      Total current liabilities. . . . . . . . . . .      46,096        35,329
                                                       ---------     ---------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . .     362,249       169,303
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED
   SUBSIDIARIES. . . . . . . . . . . . . . . . . . .      18,850         2,543
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .       5,154         5,167

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par; 60,000,000 shares
      authorized; 24,333,333 shares issued and
      outstanding. . . . . . . . . . . . . . . . . .         243           243
   Capital in excess of par. . . . . . . . . . . . .      71,865        71,865
   Retained earnings . . . . . . . . . . . . . . . .      11,856        25,432
                                                       ---------     ---------
      Total stockholders' equity . . . . . . . . . .      83,964        97,540
                                                       ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . .   $ 516,313     $ 309,882
                                                       ---------     ---------
                                                       ---------     ---------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1996          1995
                                                     ------------- -------------
                                                      (UNAUDITED)   (UNAUDITED)
REVENUES:
   Casino. . . . . . . . . . . . . . . . . . . . . .   $ 173,924     $ 180,294
   Admissions. . . . . . . . . . . . . . . . . . . .       1,983        12,055
   Food, beverage and other. . . . . . . . . . . . .      20,110        13,476
                                                       ---------     ---------
                                                         196,017       205,825
   Less:  promotional allowances . . . . . . . . . .     (10,040)      (13,652)
                                                       ---------     ---------
Net revenues . . . . . . . . . . . . . . . . . . . .     185,977       192,173
                                                       ---------     ---------

COSTS AND EXPENSES:
   Casino. . . . . . . . . . . . . . . . . . . . . .      89,190        88,780
   Food, beverage and other. . . . . . . . . . . . .      17,622        12,749
   Other operating expenses  . . . . . . . . . . . .      13,631        10,620
   Selling, general and administrative . . . . . . .      38,937        36,354
   Depreciation and amortization . . . . . . . . . .      17,066        15,218
   Development and preopening costs. . . . . . . . .       7,372         2,141
   Notes receivable allowance - St. Louis. . . . . .                     3,477
   Lease termination costs . . . . . . . . . . . . .       3,508
   Referendum expenses . . . . . . . . . . . . . . .         383
                                                       ---------     ---------
                                                         187,709       169,339
                                                       ---------     ---------
Income (loss) from operations. . . . . . . . . . . .      (1,732)       22,834
                                                       ---------     ---------

OTHER INCOME (EXPENSE):
   Interest income . . . . . . . . . . . . . . . . .       2,524           465
   Interest expense. . . . . . . . . . . . . . . . .     (23,681)      (12,047)
                                                       ---------     ---------
                                                         (21,157)      (11,582)
                                                       ---------     ---------
Income (loss) before income taxes, minority
   interests and extraordinary item. . . . . . . . .     (22,889)       11,252
Income tax (expense) benefit . . . . . . . . . . . .       8,646        (4,714)
Minority interests . . . . . . . . . . . . . . . . .       1,557          (103)
                                                       ---------     ---------
Income (loss) before extraordinary item. . . . . . .     (12,686)        6,435
Extraordinary loss on extinguishment of debt
   (net of income tax benefit of $594) . . . . . . .        (890)
                                                       ---------     ---------
Net income (loss). . . . . . . . . . . . . . . . . .   $ (13,576)    $   6,435
                                                       ---------     ---------
                                                       ---------     ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM PER SHARE. . $ (.52) $ .26 EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT PER
   SHARE (NET OF INCOME TAX BENEFIT OF $.02) . . . .        (.04)
                                                       ---------     ---------
NET INCOME (LOSS) PER SHARE. . . . . . . . . . . . .   $    (.56)    $     .26
                                                       ---------     ---------
                                                       ---------     ---------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        1996           1995
                                                    -------------  -------------
                                                     (UNAUDITED)    (UNAUDITED)
REVENUES:
   Casino. . . . . . . . . . . . . . . . . . . . . .   $   55,778    $  62,504
   Admissions. . . . . . . . . . . . . . . . . . . .                     3,711
   Food, beverage and other. . . . . . . . . . . . .        7,244        5,340
                                                       ----------    ---------
                                                           63,022       71,555
   Less:  promotional allowances . . . . . . . . . .       (3,000)      (4,918)
                                                       ----------    ---------
Net revenues . . . . . . . . . . . . . . . . . . . .       60,022       66,637
                                                       ----------    ---------

COSTS AND EXPENSES:
   Casino. . . . . . . . . . . . . . . . . . . . . .       29,925       30,410
   Food, beverage and other. . . . . . . . . . . . .        6,294        4,689
   Other operating expenses. . . . . . . . . . . . .        4,899        3,998
   Selling, general and administrative . . . . . . .       12,606       11,295
   Depreciation and amortization . . . . . . . . . .        5,982        5,180
   Development and preopening costs. . . . . . . . .        3,681        1,003
   Notes receivable allowance - St. Louis. . . . . .                     3,477
   Referendum expenses . . . . . . . . . . . . . . .          383
                                                       ----------    ---------
                                                           63,770       60,052
                                                       ----------    ---------
Income (loss) from operations. . . . . . . . . . . .       (3,748)       6,585
                                                       ----------    ---------

OTHER INCOME (EXPENSE):
   Interest income . . . . . . . . . . . . . . . . .        1,884          251
   Interest expense. . . . . . . . . . . . . . . . .      (12,135)      (4,130)
                                                       ----------    ---------
                                                          (10,251)      (3,879)
                                                       ----------    ---------

Income (loss) before income taxes and minority
  interests. . . . . . . . . . . . . . . . . . . . .      (13,999)       2,706
Income tax (expense) benefit . . . . . . . . . . . .        5,447       (1,002)
Minority interests . . . . . . . . . . . . . . . . .          844          (50)
                                                       ----------    ---------

Net income (loss). . . . . . . . . . . . . . . . . .   $   (7,708)    $  1,654
                                                       ----------    ---------
                                                       ----------    ---------

NET INCOME (LOSS) PER SHARE. . . . . . . . . . . . .   $     (.32)    $    .07
                                                       ----------    ---------
                                                       ----------    ---------

See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        1996           1995
                                                    -------------  -------------
                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . .   $ (13,576)    $   6,435
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . .      18,350        15,987
   Deferred income taxes . . . . . . . . . . . . . .        (102)          896
   Increase in notes receivable allowance. . . . . .                     3,477
   Minority interests. . . . . . . . . . . . . . . .      (1,557)          103
   Extraordinary item. . . . . . . . . . . . . . . .         890
   Lease termination costs . . . . . . . . . . . . .       2,223
   Changes in operating assets and liabilities,
      (net of the effects of the purchase of
      Jazz Enterprises, Inc. in 1995)
   Income taxes receivable . . . . . . . . . . . . .      (8,459)
   Other current assets. . . . . . . . . . . . . . .      (1,601)          161
   Other current liabilities . . . . . . . . . . . .        (405)        2,436
   Accounts payable and accrued liabilities. . . . .      13,359        10,511
                                                       ---------     ---------
      Net cash provided by operating activities. . .       9,122        40,006
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities. . . . . . . . . .                       459
   Increase in notes receivable. . . . . . . . . . .                      (399)
   Purchases of property and equipment . . . . . . .     (73,322)      (43,368)
   Deposits. . . . . . . . . . . . . . . . . . . . .        (989)         (223)
   Goodwill. . . . . . . . . . . . . . . . . . . . .                    (9,388)
   Increase in cash and cash equivalents
    held by trustee. . . . . . . . . . . . . . . . .     (83,029)
                                                       ---------     ---------
      Net cash used in investing activities. . . . .    (157,340)      (52,919)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit. . . . . . . . . . .      44,500        25,000
   Repayment of line of credit . . . . . . . . . . .     (90,000)       (4,000)
   Proceeds from sale of first mortgage notes. . . .     235,000
   Payments on long-term debt and installment
      contracts. . . . . . . . . . . . . . . . . . .      (4,437)       (6,266)
   Capital equity contributions from partner . . . .      19,044
   Proceeds from partner loans to Partnership. . . .       5,449
   Increase in other assets. . . . . . . . . . . . .      (9,920)       (3,876)
                                                       ---------     ---------
      Net cash provided by
         financing activities. . . . . . . . . . . .     199,636        10,858
                                                       ---------     ---------
Net increase (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . . . . . . .      51,418        (2,055)
Cash and cash equivalents, beginning of period . . .      16,159        18,291
                                                       ---------     ---------
Cash and cash equivalents, end of period . . . . . .   $  67,577    $   16,236
                                                       ---------     ---------
                                                       ---------     ---------

See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


1.   BASIS OF PRESENTATION

     Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through its subsidiaries, operates riverboat casinos in Alton, Illinois; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Also, Indiana Gaming Company, L.P., ("Indiana Partnership") a limited partnership in which the Company is general partner and holds a 57.5% partnership interest, holds a preliminary certificate of suitability from the Indiana Gaming Commission and is developing a riverboat casino and related entertainment and support facilities in Lawrenceburg, Indiana ("Lawrenceburg Project").

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

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                      (In Thousands, Except Per Share Data)


2.   LONG TERM DEBT

     Long term debt consists of the following:

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1996           1995
                                                                   -------------   ------------
       First mortgage notes due June 1, 2004 interest payable
         semiannually at 13 1/4% . . . . . . . . . . . . . . . . .   $  235,000

       Senior secured line of credit . . . . . . . . . . . . . . .                      45,500

       Convertible subordinated notes due June 1, 2001,
         convertible into common stock at $17.70 per
         share, interest payable semi-annually at 12%. . . . . . .      115,000        115,000

       Notes payable, principal and interest payments due
         quarterly through September 2015, discounted
         at 10.5%. . . . . . . . . . . . . . . . . . . . . . . . .        6,800          9,202

       Other payable at prime plus 6%. . . . . . . . . . . . . . .        5,449
                                                                     ----------     ----------
                                                                        362,249        169,702
       Less:  Current maturities . . . . . . . . . . . . . . . . .                         399
                                                                     ----------     ----------

       Long-term debt, less current maturities . . . . . . . . . .   $  362,249     $  169,303
                                                                     ----------     ----------
                                                                     ----------     ----------

     On June 5, 1996 the Company issued $235,000 of First Mortgage Notes due 2004 ("Mortgage Notes"). The Mortgage Notes are senior obligations of the Company secured by substantially all of its assets, except for the assets of the Indiana Partnership.

     The Mortgage Notes contain certain restrictions on the payment of dividends on the Company's common stock and the occurrence of additional indebtedness, as well as other covenants customary in senior secured financings. In addition, $94,300 of the proceeds of the Mortgage Notes were placed in a disbursement account which can only be used to fund the company's obligations for the construction of the Lawrenceburg Project.

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

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                      (In Thousands, Except Per Share Data)


senior indebtedness incurred in the future.

3.   ACQUISITION OF JAZZ ENTERPRISES, INC.

     Effective May 30, 1995 the Company acquired 100% of the stock of Jazz Enterprises, Inc. ("Jazz"), formerly a 10% partner in the Company's Baton Rouge, Louisiana riverboat casino. The acquisition was accounted for as a purchase.

     The table below sets forth the pro forma operating results of the Company for the three month and nine month periods ended September 30, 1996 and 1995 giving effect to the acquisition as if the acquisition occurred on January 1, 1995. The pro forma operating results for the three months and nine months ended September 30, 1996 and 1995 were prepared using the Company's historical operating results and Jazz's operating results for the applicable periods through May 30, 1995 (the effective date which Jazz became a wholly owned subsidiary of the Company).

                                   NINE MONTHS ENDED                       THREE MONTHS ENDED
                         SEPTEMBER 30, 1996  SEPTEMBER 30, 1995  SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                         ------------------  ------------------  ------------------  ------------------
Net Revenues                 $  185,977          $  192,201          $   60,022          $   66,637
                             ----------          ----------          ----------          ----------
                             ----------          ----------          ----------          ----------

Income (loss)
   before extraordinary
   item                      $  (12,686)         $    5,194          $   (7,708)         $    1,654
                             ----------          ----------          ----------          ----------
                             ----------          ----------          ----------          ----------

Income (loss)
   before extraordinary
   item per share            $     (.52)         $      .21          $     (.32)         $      .07
                             ----------          ----------          ----------          ----------
                             ----------          ----------          ----------          ----------

     The unaudited pro forma condensed statements of operations are not necessarily indicative of either future results of operations or results that might have been achieved if the foregoing transactions had been consummated as of the indicated dates.


4.   COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA DEVELOPMENT--On June 30, 1995 the Indiana Partnership was awarded a preliminary suitability certificate from the Indiana Gaming Commission to develop a riverboat casino project on the Ohio River in Lawrenceburg, Indiana. The Indiana Partnership's preliminary certificate of suitability has been extended through February 16, 1997 by the Indiana Gaming Commission. The Company is a 57.5% general partner in the Indiana Partnership.

     Provisions of the partnership agreement governing the Indiana Partnership stipulate that capital contributions up to a total project cost of $225 million, will be made on the same basis as the partners' equity ownership with any excess project cost being the responsibility of the Company. Funding for the Indiana Partnership is to be provided by capital equity contributions for the first $52,500 and capital loans by the partners for the balance.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                      (In Thousands, Except Per Share Data)


     Under terms of the Lawrenceburg partnership agreement, after the third anniversary date of commencement of operations at the Lawrenceburg casino, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests).

     This proposed gaming project is subject to the satisfaction of numerous conditions. Before gaming can commence, the Company must obtain numerous permits and licenses, including permits from the U.S. Army Corps of Engineers, licensing for its employees as well as final licensing from the gaming commission of the State. In addition, the Company must construct its permanent gaming facilities, which must be open within twelve months of the opening of the temporary casino. There can be no assurance that this proposed gaming project will become operational.

     OTHER--A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code ("Code") relating to the prohibition concerning a second class of stock.

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,500, including interest through September 30, 1996, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

     On April 19, 1996, the Louisiana legislature approved legislation mandating local option elections to determine whether to prohibit specified individual types of gaming, including riverboat gaming, in Louisiana on a parish-by-parish basis. The referendum was brought before the Louisiana voters on November 5, 1996. The voters in East Baton Rouge Parish, Louisiana approved the proposition to allow riverboat gaming to continue in their Parish. Additionally, the voters rejected a proposition to allow video poker to continue operating at lounges, restaurants and truck stops located throughout this Parish.

     The Company is subject, from time to time, to various legal and regulatory proceedings, in the ordinary course of business. The Company believes that current proceedings will not have a material effect on the financial condition of the Company.


5.   SUBSIDIARY GUARANTORS

     On June 5, 1996, the Company issued the Mortgage Notes in a private placement transaction. In October 1996, the Company exchanged all of the outstanding privately placed Mortgage Notes

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                      (In Thousands, Except Per Share Data)


for a like amount of identical Mortgage Notes registered with the Securities and Exchange Commission. The Mortgage Notes rank senior in right of payment to all existing and future indebtedness of the Company.

     The Mortgage Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company, Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and The Indiana Gaming Company (the "Guarantors"). The Mortgage Notes are secured, subject to certain prior liens, by a first lien on
(i) substantially all of the assets of the Company including the assets used in the Company's Alton, Riverside, Baton Rouge and Sioux City operations, (ii) a pledge of all the capital stock of, and partnership interests in, the Company's subsidiaries, excluding the Company's partnership interest in its Sioux City property, (iii) a pledge of the intercompany notes payable to the Company from its subsidiaries and (iv) an assignment of the proceeds of the management agreement relating to the proposed Lawrenceburg Casino project. The collateral for the Mortgage Notes does not include assets of the Lawrenceburg Partnership.

     The following tables present summarized balance sheet and operating statement information of the Company as of September 30, 1996 and December 31, 1995 and for the nine months and three months ended September 30, 1996 and 1995. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casino in Sioux City and its proposed casino in Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                      (In Thousands, Except Per Share Data)


     Summarized balance sheet information as of September 30, 1996 and December 31, 1995 is as follows:

                                                             SEPTEMBER 30, 1996
                                     --------------------------------------------------------------------
                                      PARENT                        NON-
                                      COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                     ----------    ----------    ----------    ------------  ------------
ASSETS:
   Current assets. . . . . . . . .   $   53,209    $   31,666    $   15,452     $   (9,532)    $   90,795
   Non-current assets. . . . . . .      391,506       298,778        61,948       (326,714)       425,518
                                     ----------    ----------    ----------     ----------     ----------
                                     $  444,715    $  330,444    $   77,400     $ (336,246)    $  516,313
                                     ----------    ----------    ----------     ----------     ----------
                                     ----------    ----------    ----------     ----------     ----------

LIABILITIES AND EQUITY:
   Current liabilities . . . . . .   $   12,391    $   28,888    $   11,433     $   (6,616)    $   46,096
   Non-current liabilities . . . .      348,360       248,117        25,556       (235,780)       386,253
   Stockholder's equity. . . . . .       83,964        53,439        40,411        (93,850)        83,964
                                     ----------    ----------    ----------     ----------     ----------
                                     $  444,715    $  330,444    $   77,400     $ (336,246)    $  516,313
                                     ----------    ----------    ----------     ----------     ----------
                                     ----------    ----------    ----------     ----------     ----------


                                                             DECEMBER 31, 1995
                                     --------------------------------------------------------------------
                                      PARENT                        NON-
                                      COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                     ----------    ----------    ----------    ------------  ------------
ASSETS:
   Current assets. . . . . . . . .   $    5,998    $   23,567    $    2,904     $   (3,977)    $   28,492
   Non-current assets. . . . . . .      259,670       260,517        21,140       (259,937)       281,390
                                     ----------    ----------    ----------     ----------     ----------
                                     $  265,668    $  284,084    $   24,044     $ (263,914)    $  309,882
                                     ----------    ----------    ----------     ----------     ----------
                                     ----------    ----------    ----------     ----------     ----------

LIABILITIES AND EQUITY:
   Current liabilities . . . . . .   $    6,648    $   27,316    $    3,861     $   (2,496)    $   35,329
   Non-current liabilities . . . .      161,480       192,681         3,401       (180,549)       177,013
   Stockholder's equity. . . . . .       97,540        64,087        16,782        (80,869)        97,540
                                     ----------    ----------    ----------     ----------     ----------
                                     $  265,668    $  284,084    $   24,044     $ (263,914)    $  309,882
                                     ----------    ----------    ----------     ----------     ----------
                                     ----------    ----------    ----------     ----------     ----------

     Summarized operating statement information for the nine months and three months ended September 30, 1996 and 1995 is as follows:

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1996
                                     --------------------------------------------------------------------
                                      PARENT                        NON-
                                      COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                     ----------    ----------    ----------    ------------  ------------
Net revenues . . . . . . . . . . .   $      359    $  170,764    $   14,964     $     (110)    $  185,977
Costs and expenses . . . . . . . .        9,272       161,693        20,935         (4,191)       187,709
Net interest expense . . . . . . .      (15,952)       (4,687)         (418)          (100)       (21,157)
Net income (loss). . . . . . . . .      (16,033)        3,424        (6,390)         5,423        (13,576)

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                      (In Thousands, Except Per Share Data)


                                                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                                     --------------------------------------------------------------------
                                      PARENT                        NON-
                                      COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                     ----------    ----------    ----------    ------------  ------------
Net revenues . . . . . . . . . . .   $        -    $  177,549    $   16,697     $   (2,073)    $  192,173
Costs and expenses . . . . . . . .        8,568       146,369        15,418         (1,016)       169,339
Net interest expense . . . . . . .       (7,656)       (3,887)          (39)             -        (11,582)
Net income (loss). . . . . . . . .       (9,127)       15,377         1,237         (1,052)         6,435


                                                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                                     --------------------------------------------------------------------
                                      PARENT                        NON-
                                      COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                     ----------    ----------    ----------    ------------  ------------
Net revenues . . . . . . . . . . .   $      117    $   54,830    $    4,796     $      279     $   60,022
Costs and expenses . . . . . . . .        2,695        56,422         8,165         (3,512)        63,770
Net interest expense . . . . . . .       (8,315)       (1,589)         (247)          (100)       (10,251)
Net income (loss). . . . . . . . .       (8,497)         (727)       (3,615)         5,131         (7,708)


                                                    THREE MONTHS ENDED SEPTEMBER 30, 1995
                                     --------------------------------------------------------------------
                                      PARENT                        NON-
                                      COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                     ----------    ----------    ----------    ------------  ------------
Net revenues . . . . . . . . . . .   $        -    $   61,461    $    5,866     $     (690)    $   66,637
Costs and expenses . . . . . . . .        2,764        52,059         5,785           (556)        60,052
Net interest expense . . . . . . .       (2,675)       (1,190)          (14)             -         (3,879)
Net income (loss). . . . . . . . .       (2,891)        4,615            66           (136)         1,654

                              ALTON GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                   -------------   ------------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . $    4,387       $    3,873
  Accounts receivable. . . . . . . . . . . . . . .        420              430
  Deferred income taxes. . . . . . . . . . . . . .        687              687
  Other current assets . . . . . . . . . . . . . .      1,026              916
                                                   ----------       ----------
    Total current assets . . . . . . . . . . . . .      6,520            5,906
                                                   ----------       ----------

DUE FROM AFFILIATES. . . . . . . . . . . . . . . .     19,657           10,929

NET PROPERTY AND EQUIPMENT . . . . . . . . . . . .     30,610           32,929

OTHER ASSETS . . . . . . . . . . . . . . . . . . .          4              173
                                                   ----------       ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . $   56,791       $   49,937
                                                   ----------       ----------
                                                   ----------       ----------

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . $    1,452       $    1,172
  Accrued payroll and related expenses . . . . . .      1,516            2,337
  Slot club liability. . . . . . . . . . . . . . .        826            1,319
  Other accrued liabilities. . . . . . . . . . . .      2,367            2,146
  Income taxes payable to affiliate. . . . . . . .      8,171            5,570
                                                   ----------       ----------
    Total current liabilities. . . . . . . . . . .     14,332           12,544
                                                   ----------       ----------

OTHER LONG-TERM OBLIGATIONS - RELATED PARTY. . . .        168              158

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .      3,416            2,953

STOCKHOLDER'S EQUITY:
  Common stock - $1 par value, 1,000 shares
    authorized, issued and outstanding . . . . . .          1                1
  Capital in excess of par . . . . . . . . . . . .        256              256
  Retained earnings. . . . . . . . . . . . . . . .     38,618           34,025
                                                   ----------       ----------
    Total stockholder's equity . . . . . . . . . .     38,875           34,282
                                                   ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . . . $   56,791       $   49,937
                                                   ----------       ----------
                                                   ----------       ----------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1996           1995
                                                        ------         ------
                                                     (UNAUDITED)    (UNAUDITED)
REVENUES:
  Casino . . . . . . . . . . . . . . . . . . . . . .  $  56,084      $  62,293
  Food, beverage and other . . . . . . . . . . . . .      5,909          5,833
                                                      ---------      ---------
                                                         61,993         68,126
  Less promotional allowances. . . . . . . . . . . .     (1,728)        (2,426)
                                                      ---------      ---------
Net revenues . . . . . . . . . . . . . . . . . . . .     60,265         65,700

COSTS AND EXPENSES
  Casino . . . . . . . . . . . . . . . . . . . . . .     26,869         27,803
  Food, beverage and other . . . . . . . . . . . . .      5,586          5,154
  Other operating expenses . . . . . . . . . . . . .      4,254          4,206
  Selling, general and administrative. . . . . . . .      9,390          7,379
  Depreciation and amortization. . . . . . . . . . .      3,141          3,137
  Management fees - related party. . . . . . . . . .      3,380          3,115
                                                      ---------      ---------
                                                         52,620         50,794
                                                      ---------      ---------
Income from operations . . . . . . . . . . . . . . .      7,645         14,906

OTHER INCOME (EXPENSE)
  Interest income. . . . . . . . . . . . . . . . . .         38             65
  Interest expense . . . . . . . . . . . . . . . . .        (29)           (53)
                                                      ---------      ---------
                                                              9             12
                                                      ---------      ---------
Income before income taxes . . . . . . . . . . . . .      7,654         14,918
Income tax expense . . . . . . . . . . . . . . . . .     (3,061)        (5,967)
                                                      ---------      ---------

Net income . . . . . . . . . . . . . . . . . . . . .  $   4,593      $   8,951
                                                      ---------      ---------
                                                      ---------      ---------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1996           1995
                                                       ---------      ---------
                                                      (UNAUDITED)    (UNAUDITED)
REVENUES:
  Casino . . . . . . . . . . . . . . . . . . . . . .   $  18,642      $  21,804
  Food, beverage and other . . . . . . . . . . . . .       2,217          2,197
                                                       ---------      ---------
                                                          20,859         24,001
  Less promotional allowances. . . . . . . . . . . .        (535)          (880)
                                                       ---------      ---------
Net revenues . . . . . . . . . . . . . . . . . . . .      20,324         23,121

COSTS AND EXPENSES
  Casino . . . . . . . . . . . . . . . . . . . . . .       9,378          9,677
  Food, beverage and other . . . . . . . . . . . . .       2,097          1,923
  Other operating expenses . . . . . . . . . . . . .       1,521          1,411
  Selling, general and administrative. . . . . . . .       3,196          2,397
  Depreciation and amortization. . . . . . . . . . .       1,070          1,072
  Management fees - related party. . . . . . . . . .       1,507          1,098
                                                       ---------      ---------
                                                          18,769         17,578
                                                       ---------      ---------
Income from operations . . . . . . . . . . . . . . .       1,555          5,543

OTHER INCOME (EXPENSE)
  Interest income. . . . . . . . . . . . . . . . . .          13             25
  Interest expense . . . . . . . . . . . . . . . . .          (8)           (15)
                                                       ---------      ---------
                                                               5             10
                                                       ---------      ---------
Income before income taxes . . . . . . . . . . . . .       1,560          5,553
Income tax expense . . . . . . . . . . . . . . . . .        (624)        (2,221)
                                                       ---------      ---------

Net income . . . . . . . . . . . . . . . . . . . . .   $     936      $   3,332
                                                       ---------      ---------
                                                       ---------      ---------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              ALTON GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .  $   4,593      $   8,951
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . . . .      3,141          3,137
    Deferred income taxes. . . . . . . . . . . . . .        463            586
    Changes in operating assets
    and liabilities:
      Accounts receivable. . . . . . . . . . . . . .          9            (35)
      Other current assets . . . . . . . . . . . . .       (111)           404
      Other assets . . . . . . . . . . . . . . . . .        170            232
      Accounts payable . . . . . . . . . . . . . . .        280           (450)
      Accrued payroll and related expenses . . . . .       (821)           169
      Accrued liabilities. . . . . . . . . . . . . .       (766)           523
      Slot club liability. . . . . . . . . . . . . .        493            469
      Income taxes payable to
        affiliate. . . . . . . . . . . . . . . . . .      2,601           (136)
                                                      ---------      ---------
      Net cash provided by
        operating activities . . . . . . . . . . . .     10,052         13,850
                                                      ---------      ---------
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment. . . . . . . . .     (1,175)        (1,296)
                                                      ---------      ---------
    Net cash used in investing
      activities . . . . . . . . . . . . . . . . . .     (1,175)        (1,296)
                                                      ---------      ---------
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt -
  related party. . . . . . . . . . . . . . . . . . .                      (431)
Due from affiliate . . . . . . . . . . . . . . . . .     (8,373)       (12,309)
Increase (decrease) in other long-term
  obligations - related party. . . . . . . . . . . .         10             48
                                                      ---------      ---------
    Net cash used in financing
      activities . . . . . . . . . . . . . . . . . .     (8,363)       (12,692)
                                                      ---------      ---------
                                                      ---------      ---------

Net increase (decrease) in cash. . . . . . . . . . .        514           (138)
Cash, beginning of year. . . . . . . . . . . . . . .      3,873          2,907
                                                      ---------      ---------
Cash, end of year. . . . . . . . . . . . . . . . . .  $   4,387      $   2,769
                                                      ---------      ---------
                                                      ---------      ---------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              ALTON GAMING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars In Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Alton Gaming Company ("Company"), an Illinois Corporation and a wholly-owned subsidiary of Argosy Gaming Company ("Argosy"), is engaged in the business of providing casino-style gaming and related entertainment to the public through the operation of the Alton Belle casino in Alton, Illinois.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

2.   COMMITMENTS AND CONTINGENCIES

A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,500, including interest through September 30, 1996, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                            ARGOSY OF LOUISIANA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                   -------------   ------------
                                                       1996            1995
                                                   -------------   ------------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . $    2,263       $    5,201
  Accounts receivable, net . . . . . . . . . .            128              796
  Income taxes receivable from affiliate . . . . .      1,694              696
  Prepaid assets . . . . . . . . . . . . . . . . .        834              686
  Other current assets . . . . . . . . . . . . . .        389              369
                                                   ----------       ----------
     Total current assets. . . . . . . . . . . . .      5,308            7,748
                                                   ----------       ----------

NET PROPERTY AND EQUIPMENT . . . . . . . . . . . .     60,454           64,715

OTHER ASSETS:
  Deposits . . . . . . . . . . . . . . . . . . . .         13               82
  Deferred lease acquisition cost, net . . . . . .      1,970            2,051
  Deferred licensing cost, net . . . . . . . . . .        463              741
                                                   ----------       ----------
    Total other assets . . . . . . . . . . . . . .      2,446            2,874
                                                   ----------       ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . $   68,208       $   75,337
                                                   ----------       ----------
                                                   ----------       ----------

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . $    1,156       $    1,318
  Accrued payroll and related expenses . . . . . .        619              611
  Other accrued liabilities. . . . . . . . . . . .      1,635            1,140
  Accrued gaming and admission taxes . . . . . . .        299              560
  Current maturities of long-term debt . . . . . .          5              390
                                                   ----------       ----------
    Total current liabilities. . . . . . . . . . .      3,714            4,019
                                                   ----------       ----------

DUE TO AFFILIATES. . . . . . . . . . . . . . . . .     56,229           64,222

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .      3,050            1,974

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP. . .      3,331            3,319

STOCKHOLDER'S EQUITY:
  Common stock - $1 par value, 1,000 shares
    authorized, issued and outstanding . . . . . .          1                1
  Retained earnings. . . . . . . . . . . . . . . .      1,883            1,802
                                                   ----------       ----------
                                                        1,884            1,803
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . . . $   68,208       $   75,337
                                                   ----------       ----------
                                                   ----------       ----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
                                                     (UNAUDITED)    (UNAUDITED)
REVENUES
  Casino . . . . . . . . . . . . . . . . . . . . . .  $  38,995         36,514
  Food, beverage and other . . . . . . . . . . . . .      4,038          2,401
                                                      ---------      ---------
                                                         43,033         38,915
  Less promotional allowances. . . . . . . . . . . .     (2,388)        (1,489)
                                                      ---------      ---------
Net revenues . . . . . . . . . . . . . . . . . . . .     40,645         37,426
                                                      ---------      ---------

COSTS AND EXPENSES
  Casino . . . . . . . . . . . . . . . . . . . . . .     19,794         19,453
  Food, beverage and other . . . . . . . . . . . . .      3,549          2,788
  Other operating expenses . . . . . . . . . . . . .      3,764          2,297
  Selling, general and administrative. . . . . . . .      5,882          7,661
  Depreciation and amortization. . . . . . . . . . .      4,661          4,410
  Referendum costs . . . . . . . . . . . . . . . . .        383
  Rent expense . . . . . . . . . . . . . . . . . . .      2,351          1,021
                                                      ---------      ---------
                                                         40,384         37,630
                                                      ---------      ---------
Income (loss) from operations. . . . . . . . . . . .        261           (204)

  Interest, net. . . . . . . . . . . . . . . . . . .         95           (136)
                                                      ---------      ---------

Income (loss) before income taxes and
  minority interest. . . . . . . . . . . . . . . . .        356           (340)
Income tax (expense) benefit . . . . . . . . . . . .       (263)           136
Minority interest. . . . . . . . . . . . . . . . . .        (12)            88
                                                      ---------      ---------
Net income (loss). . . . . . . . . . . . . . . . . .  $      81      $    (116)
                                                      ---------      ---------
                                                      ---------      ---------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
                                                     (UNAUDITED)    (UNAUDITED)
REVENUES
  Casino . . . . . . . . . . . . . . . . . . . . . .  $  11,959         12,480
  Food, beverage and other . . . . . . . . . . . . .      1,489          1,090
                                                      ---------      ---------
                                                         13,448         13,570
  Less promotional allowances. . . . . . . . . . . .       (893)          (715)
                                                      ---------      ---------
Net revenues . . . . . . . . . . . . . . . . . . . .     12,555         12,855
                                                      ---------      ---------

COSTS AND EXPENSES
  Casino . . . . . . . . . . . . . . . . . . . . . .      6,431          6,532
  Food, beverage and other . . . . . . . . . . . . .      1,254          1,049
  Other operating expenses . . . . . . . . . . . . .      1,414            821
  Selling, general and administrative. . . . . . . .      2,034          2,176
  Depreciation and amortization. . . . . . . . . . .      1,930          1,688
  Referendum costs . . . . . . . . . . . . . . . . .        383
  Rent expense . . . . . . . . . . . . . . . . . . .        718            768
                                                      ---------      ---------
                                                         14,164         13,034
                                                      ---------      ---------
Loss from operations . . . . . . . . . . . . . . . .     (1,609)          (179)

  Interest, net. . . . . . . . . . . . . . . . . . .         24             25
                                                      ---------      ---------

Income (loss) before income taxes and
  minority interest. . . . . . . . . . . . . . . . .     (1,585)          (154)
Income tax (expense) benefit . . . . . . . . . . . .        684             13
Minority interest. . . . . . . . . . . . . . . . . .         65             63
                                                      ---------      ---------
Net loss . . . . . . . . . . . . . . . . . . . . . .  $    (836)     $     (78)
                                                      ---------      ---------
                                                      ---------      ---------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . .    $    81     $    (116)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . .      4,661         4,410
    Minority interest. . . . . . . . . . . . . . . .         12           (88)
    Deferred income taxes. . . . . . . . . . . . . .      1,076         1,692
    Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . .        668          (420)
      Other current assets . . . . . . . . . . . . .        (20)          750
      Income taxes receivable from affiliate . . . .       (998)       (1,680)
      Prepaid assets . . . . . . . . . . . . . . . .       (148)           36
      Accounts payable . . . . . . . . . . . . . . .       (162)         (753)
      Accrued payroll and related expenses . . . . .          9           226
      Accrued gaming and admission taxes . . . . . .       (261)         (118)
      Other accrued liabilities  . . . . . . . . . .        495         1,300
                                                        -------       -------
      Net cash provided by operating activities. . .      5,413         5,239
                                                        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment. . . . . . . . .       (516)      (13,946)
                                                        -------       -------
    Net cash used in investing activities. . . . . .       (516)      (13,946)
                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates  . .     (7,519)        6,746
Payments on notes payable and long-term debt . . . .       (385)       (2,771)
Notes receivable-affiliate . . . . . . . . . . . . .                    2,801
(Increase) decrease in other assets. . . . . . . . .         69           (14)
                                                        -------       -------
    Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . .     (7,835)        6,762
                                                        -------       -------

Net increase (decrease) in cash and cash equivalents     (2,938)       (1,945)
Cash and cash equivalents, beginning of period . . .      5,201         6,073
                                                        -------       -------
Cash and cash equivalents, end of period . . . . . .    $ 2,263       $ 4,128
                                                        -------       -------
                                                        -------       -------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ARGOSY OF LOUISIANA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Argosy of Louisiana, Inc. (collectively with its controlled partnership Catfish Queen Partnership in Commendam ("Partnership") "the Company") was formed on July 29, 1993. The Company entered a partnership agreement with Jazz Enterprises, Inc. ("Jazz") to form the Partnership to provide riverboat gaming and related entertainment in Baton Rouge, Louisiana. The Company, a wholly owned subsidiary of Argosy Gaming Company (Argosy), is the 90% general partner of the Partnership, along with the 10% partner in commendam Jazz, which became a wholly owned subsidiary of Argosy in 1995. On September 21, 1994, Jazz contributed its State of Louisiana Riverboat Gaming License and certain leases with a fair value of $3,271 to the Company. On September 21, 1994, the Company's riverboat casino, Belle of Baton Rouge, commenced operations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                            ARGOSY OF LOUISIANA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (continued)


2.   COMMITMENTS

     On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz entered into an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional $1.25 per passenger for two years or until construction of a convention-size hotel is begun. This additional $1.25 per passenger payment is limited to a total of $1,000,000 per year for each of the first and second years of operation of the riverboat. Beginning October 1, 1996 Jazz is required to pay to the City-Parish $2.50 per passenger, until actual construction of the hotel commences.

     Argosy has guaranteed the additional $1.25 per passenger payment for the first two years, subject to the $1,000,000 annual limitation, and the additional $2.50 per passenger payment after year two, if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission.

     The Company leases certain premises under noncancelable operating leases that expire in 1997.

     On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes.

     On April 19, 1996, the Louisiana legislature approved legislation mandating local option elections to determine whether to prohibit specified individual types of gaming, including riverboat gaming, in Louisiana on a parish-by-parish basis. The referendum was brought before the Louisiana voters on November 5, 1996. The voters in East Baton Rouge Parish, Louisiana approved the proposition to allow riverboat gaming to continue in their parish. Additionally, the voters rejected a proposition to allow video poker to continue operating at lounges, restaurants and truck stops throughout this Parish.

                           THE MISSOURI GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                   -------------   ------------
                                                       1996            1995
                                                   -------------   ------------
                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . $   13,001       $    4,131
  Other current assets . . . . . . . . . . . . . .      2,261            1,977
                                                   ----------       ----------
    Total current assets . . . . . . . . . . . . .     15,262            6,108
                                                   ----------       ----------

Net property and equipment . . . . . . . . . . . .     75,917           68,991

Other assets . . . . . . . . . . . . . . . . . . .      3,582            5,006
                                                   ----------       ----------

Total assets . . . . . . . . . . . . . . . . . . . $   94,761       $   80,105
                                                   ----------       ----------
                                                   ----------       ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . $    2,956       $    7,159
  Income taxes payable to affiliate. . . . . . . .      5,636            6,022
  Accrued payroll and related expenses . . . . . .      1,791            1,104
  Other accrued liabilities. . . . . . . . . . . .      3,403            2,871
                                                   ----------       ----------
    Total current liabilities. . . . . . . . . . .     13,786           17,156
                                                   ----------       ----------

Due to affiliates. . . . . . . . . . . . . . . . .     62,882           45,570

Deferred income taxes. . . . . . . . . . . . . . .        325

Stockholder's equity:
  Common stock - $.01 par value, 1,000 shares
    authorized, issued and outstanding . . . . . .
  Capital in excess of par . . . . . . . . . . . .      5,000            5,000
  Retained earnings. . . . . . . . . . . . . . . .     12,768           12,379
                                                   ----------       ----------
    Total stockholder's equity . . . . . . . . . .     17,768           17,379
                                                   ----------       ----------

Total liabilities and stockholder's equity . . . . $   94,761       $   80,105
                                                   ----------       ----------
                                                   ----------       ----------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           THE MISSOURI GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
                                                     (UNAUDITED)    (UNAUDITED)
REVENUES
  Casino . . . . . . . . . . . . . . . . . . . . . .   $ 64,706      $ 65,552
  Admissions . . . . . . . . . . . . . . . . . . . .      1,983        12,055
  Food, beverage and other . . . . . . . . . . . . .      8,145         3,707
                                                       --------      --------
                                                         74,834        81,314
  Less promotional allowances. . . . . . . . . . . .     (5,360)       (9,339)
                                                       --------      --------
Net revenues . . . . . . . . . . . . . . . . . . . .     69,474        71,975
                                                       --------      --------

COSTS AND EXPENSES
  Casino . . . . . . . . . . . . . . . . . . . . . .     33,402        31,215
  Food, beverage and other . . . . . . . . . . . . .      7,169         3,508
  Other operating expenses . . . . . . . . . . . . .      3,594         3,311
  Selling, general and administrative. . . . . . . .     10,271         9,579
  Depreciation and amortization. . . . . . . . . . .      5,751         5,179
  Preopening costs . . . . . . . . . . . . . . . . .        383
  Lease termination costs. . . . . . . . . . . . . .      3,508
                                                       --------      --------
                                                         64,078        52,792
                                                       --------      --------
Income from operations . . . . . . . . . . . . . . .      5,396        19,183
                                                       --------      --------

Interest expense . . . . . . . . . . . . . . . . . .     (4,545)       (3,578)
                                                       --------      --------
                                                         (4,545)       (3,578)
                                                       --------      --------
Income before income taxes . . . . . . . . . . . . .        851        15,605
Income tax expense . . . . . . . . . . . . . . . . .       (462)       (6,714)
                                                       --------      --------
Net income . . . . . . . . . . . . . . . . . . . . .   $    389      $  8,891
                                                       --------      --------
                                                       --------      --------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           THE MISSOURI GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
                                                     (UNAUDITED)    (UNAUDITED)
REVENUES
  Casino . . . . . . . . . . . . . . . . . . . . . .   $ 20,704      $ 22,663
  Admissions . . . . . . . . . . . . . . . . . . . .                    3,712
  Food, beverage and other . . . . . . . . . . . . .      2,790         1,453
                                                       --------      --------
                                                         23,494        27,828
  Less promotional allowances. . . . . . . . . . . .     (1,350)       (3,159)
                                                       --------      --------
Net revenues . . . . . . . . . . . . . . . . . . . .     22,144        24,669
                                                       --------      --------

COSTS AND EXPENSES
  Casino . . . . . . . . . . . . . . . . . . . . . .     11,011        10,749
  Food, beverage and other . . . . . . . . . . . . .      2,457         1,263
  Other operating expenses . . . . . . . . . . . . .      1,252         1,024
  Selling, general and administrative. . . . . . . .      3,215         3,210
  Depreciation and amortization. . . . . . . . . . .      1,500         1,677
  Preopening costs . . . . . . . . . . . . . . . . .         61
                                                       --------      --------
                                                         19,496        17,923
                                                       --------      --------

Income from operations . . . . . . . . . . . . . . .      2,648         6,746

Interest expense . . . . . . . . . . . . . . . . . .     (1,631)       (1,088)
                                                       --------      --------

Income before income taxes         . . . . . . . . .      1,017         5,658
Income tax expense . . . . . . . . . . . . . . . . .       (526)       (2,433)
                                                       --------      --------
Net income . . . . . . . . . . . . . . . . . . . . .   $    491      $  3,225
                                                       --------      --------
                                                       --------      --------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . .    $   389       $ 8,891
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization. . . . . . . . . .      5,751         5,179
    Deferred income taxes. . . . . . . . . . . . . .        622           788
    Lease termination costs. . . . . . . . . . . . .      2,223
    Changes in operating assets and liabilities:
      Other current assets . . . . . . . . . . . . .        463         1,489
      Accounts payable . . . . . . . . . . . . . . .        397         1,762
      Accrued liabilities. . . . . . . . . . . . . .        768           939
      Accrued payroll and related expenses . . . . .        687           253
      Income taxes payable to affiliate. . . . . . .       (386)        4,315
                                                        -------       -------
      Net cash provided by (used by)
        operating activities . . . . . . . . . . . .     10,914        23,616
                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment. . . . . . . . .    (18,488)      (19,028)
                                                        -------       -------
      Net cash used in investing activities. . . . .    (18,488)      (19,028)
                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts. . . . . . . . . .       (588)       (2,971)
Due from affiliate . . . . . . . . . . . . . . . . .     16,832        (1,487)
Decrease (increase) in deposits. . . . . . . . . . .        200           201
                                                        -------       -------
      Net cash provided by (used in)
        financing activities . . . . . . . . . . . .     16,444        (4,257)
                                                        -------       -------

Net increase (decrease) in cash. . . . . . . . . . .      8,870           331
Cash, beginning of year. . . . . . . . . . . . . . .      4,131         5,087
                                                        -------       -------
Cash, end of year. . . . . . . . . . . . . . . . . .    $13,001       $ 5,418
                                                        -------       -------
                                                        -------       -------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           THE MISSOURI GAMING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars In Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     The Missouri Gaming Company (a Missouri corporation and a wholly owned subsidiary of Argosy Gaming Company, ("Argosy")) owns and operates a riverboat casino and related facilities in Riverside, Missouri. The Company commenced operations on June 22, 1994, with the opening of the Argosy Riverside Casino, at a temporary facility. The Company began construction of a permanent facility during 1995. The permanent facility was opened to the public on January 15, 1996 and serves as a dining and entertainment outlet to the riverboat casino.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


2.   RIVERSIDE AGREEMENT

     The Company entered into a Lease and Development Agreement ("Agreement") with the City of Riverside, Missouri. The Agreement, as amended, required the Company to pay $1,600 for the construction of a city park and for the development of a golf course. These payments were capitalized and are being amortized over ten years using the straight-line method. The unamortized portion of these payments is included in other assets in the accompanying balance sheets.

     Under the terms of the Agreement, the Company leases part of its site from the City of Riverside. The $5,000 minimum rent due for the initial five-year term of the lease was paid in advance as required by the Agreement. In addition to minimum rent, during the initial five-year lease term, percentage rent is payable at 2% of adjusted gross receipts ("AGR"), as defined, over $100 million annually. The Company has the option to extend the Agreement for three successive five-year terms. In all extension periods, there will be no minimum rent and percentage rent will be payable as follows: (i) 2% on the first $50 million of AGR; (ii) 3% on AGR between $50 million and $100 million; and (iii) 4% on AGR in excess of $100 million. If at any time during the initial lease term or any extension, thereof, the Company is permitted to operate permanently a dockside gaming facility, any applicable percentage rent will increase by one percentage point.

     The Agreement requires the Company to maintain a net worth of $5,000 at all times, unless approved by the City of Riverside.

                           THE MISSOURI GAMING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars In Thousands)
                                   (continued)


3.   RELATED PARTY TRANSACTIONS

     The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs is allocated directly to the Company by Argosy.

     The Company has outstanding long-term debt with Argosy. These amounts represent funds received in connection with the construction of the permanent facility. The Company accrues interest on the long-term debt at a rate of 12% annually.

     The Company also receives various management and other services from related parties at no charge.


4.   COMMITMENTS AND CONTINGENCIES

     The Company is restricted from making certain distributions to Argosy and other affiliates unless approved by state gaming authorities.

     On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). Substantially all of the assets of the Company are pledged as collateral, and the Company is a guarantor under terms of the Mortgage Notes.


5.   LEASE TERMINATION

     The Company leased a barge that it previously used as a restaurant, entertainment and boarding facility. In 1996 the Company determined that it no longer had a use for the barge. Accordingly, the Company expensed the remaining lease costs and any termination costs associated with the lease.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW


     The Company opened its first riverboat casino, the Alton Belle Casino, in Alton, Illinois in September 1991. Subsequently, the Company opened the Argosy Casino in Riverside, Missouri in June 1994; the Belle of Baton Rouge in Baton Rouge, Louisiana in September 1994; and the Belle of Sioux City in Sioux City, Iowa in October 1994. In addition, the Company, through its 57.5% equity interest in Indiana Gaming L.P., is developing in Lawrenceburg, Indiana a casino project which the Company anticipates opening with a temporary gaming facility in the fourth quarter of 1996 with a permanent gaming facility 12 months thereafter. There can be no assurance that the projected opening date of the temporary or permanent casinos will be met, as the opening is subject to numerous conditions, including licensing, permitting and construction.

     The Company's results of operations for the three months and nine months ended September 30, 1996 were adversely affected by increased competition at its Alton, Riverside and Sioux City properties and the Company expects to face further increased competition in the St. Louis and Kansas City areas as new riverboat casinos are expected to open in these markets. Accordingly, the Company believes that it will be more difficult in the future to sustain historical levels of operating revenues and profitability at certain of its properties. Increasing competitive pressures have also resulted in the Company eliminating, in January, 1996, admissions fees at its current gaming operations. In addition, the Company is incurring significant costs and capital expenditures in developing the Lawrenceburg casino project. These increased costs, competitive pressures on revenues and the increased interest expense associated with the Mortgage Notes, will continue to adversely affect the Company's results of operations until such time as the Lawrenceburg casino is opened and generating revenues.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The following table highlights the results of operations for the Company's operating casinos (amounts in thousands):


                                                 NINE MONTHS ENDED                 THREE MONTHS ENDED
                                           ------------------------------    ------------------------------
                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                               1996             1995             1996             1995
                                           ------------     ------------     ------------     ------------
GROSS REVENUES
   Alton Belle Casino. . . . . . . . . .   $    61,994     $     68,127     $     20,859     $     24,001
   Argosy Casino Riverside . . . . . . .        74,834           81,314           23,495           27,828
   Belle of Baton Rouge Casino . . . . .        43,033           38,915           13,448           13,570
   Belle of Sioux City Casino. . . . . .        15,510           17,089            5,013            6,031
                                           ------------     ------------     ------------     ------------
      Total Properties . . . . . . . . .   $   195,371     $    205,445     $     62,815     $     71,430
                                           ------------     ------------     ------------     ------------
                                           ------------     ------------     ------------     ------------

NET REVENUE
   Alton Belle Casino. . . . . . . . . .   $    60,266      $    65,700      $    20,323     $     23,122
   Argosy Casino Riverside . . . . . . .        69,474           71,975           22,145           24,669
   Belle of Baton Rouge Casino . . . . .        40,645           37,426           12,555           12,856
   Belle of Sioux City Casino. . . . . .        14,964           16,698            4,796            5,866
                                           ------------     ------------     ------------     ------------
      Total Properties . . . . . . . . .   $   185,349      $   191,799      $    59,819     $     66,513
                                           ------------     ------------     ------------     ------------
                                           ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS
   Alton Belle Casino(1) . . . . . . . .   $    11,026      $    18,021     $      3,060     $      6,641
   Argosy Casino Riverside(2). . . . . .         8,904           19,183            2,652            6,746
   Belle of Baton Rouge Casino(1)(3) . .         3,773              455              116              720
   Belle of Sioux City Casino(1) . . . .           102            3,063             (476)             997
                                           ------------     ------------     ------------     ------------
      Total Properties . . . . . . . . .   $    23,805      $    40,722     $      5,352     $     15,104
                                           ------------     ------------     ------------     ------------
                                           ------------     ------------     ------------     ------------

EBITDA(4)
   Alton Belle Casino(1) . . . . . . . .   $    14,167      $    21,158     $      4,130     $      7,712
   Argosy Casino Riverside(2). . . . . .        14,655           24,362            4,152            8,423
   Belle of Baton Rouge Casino(1)(3) . .         7,891            4,865            1,504            2,408
   Belle of Sioux City Casino(1) . . . .           697            3,349             (263)           1,147
                                           ------------     ------------     ------------     ------------
      Total Properties . . . . . . . . .   $    37,410      $    53,734     $      9,523     $     19,690
                                           ------------     ------------     ------------     ------------
                                           ------------     ------------     ------------     ------------

(1) Income from operations and EBITDA for the Belle of Sioux City Casino, Belle of Baton Rouge Casino and the Alton Belle Casino are presented before consideration of the Company's management fee and/or other intercompany charges and in the case of the Belle of Sioux City before the 30% minority interest.

(2) Excludes $3,508 for the nine months ended September 30, 1996 related to lease termination costs in connection with assets formerly used at the Riverside temporary facility.

(3) Excludes operating loss of approximately $2,265 and $722 for the nine months ended September 30, 1996, and 1995, respectively and $1,004 and $369 for the three months ended September 30, 1996, and 1995, respectively primarily depreciation, amortization and operating expenses related to the Catfish Town land based development in Baton Rouge, also excludes operating loss of $383 for the nine months and three months ended September 30, 1996 related to referendum costs.

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

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     CASINO--Casino revenues for the nine months ended September 30, 1996 decreased to $173.9 million from $180.3 million for the nine months ended September 30, 1995. Alton casino revenues decreased from $62.3 million to $56.1 million due to severe weather conditions in January and February 1996 and the impact of increased competition. The decrease is also attributed to flooding in 1995 as Alton benefitted when two competing riverboat casinos were temporarily closed in the St. Louis area. Riverside casino revenues decreased to $64.7 million from $65.6 million due to severe weather conditions experienced in January and February 1996 and additional competition in the Kansas City market, offset by the opening of the Company's permanent land based entertainment pavilion on January 15, 1996. Baton Rouge casino revenues increased $2.5 million from $36.5 million to $39.0 million. Sioux City casino revenues decreased $1.8 million to $14.1 million due to severe weather conditions in January and February 1996 and the effects of increased competition from two riverboat casinos which opened in January 1996.

     Casino expenses remained approximately the same at $88.8 million for the nine months ended September 30, 1995 compared to $89.2 million for the nine months ended September 30, 1996.

     ADMISSIONS--Admissions revenue (net of complimentary admissions) decreased from $6.0 million for the nine months ended September 30, 1995 to $.3 million for the nine months ended September 30, 1996. This decrease is due to the Company's elimination of admission fees in January 1996 in Riverside in reaction to competitive pressures in the Kansas City market.

     FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $6.6 million to $20.1 million for the nine month period ended September 30, 1996 primarily due to increased food, beverage and other sales at the expanded Riverside and Baton Rouge facilities. Riverside revenues increased from $3.7 million to $8.1 million while Baton Rouge revenues increased from $2.4 million to $4.0 million. Alton's food, beverage and other revenues remained stable with the nine month period ending September 30, 1995 while Sioux City's food, beverage and other revenues increased .2 million over the prior nine month period. Food beverage and other net profit improved $1.8 million to $2.5 million for the nine months ended September 30, 1996 due primarily to improved operating efficiencies in the Company's food and beverage operations.

     OTHER OPERATING EXPENSES--Other operating expenses increased $3.0 million to $13.6 million for the nine months ended September 30, 1996. This increase is primarily due to the opening of the permanent land based entertainment pavilion at Riverside, the addition of expanded entertainment facilities in Sioux City, the opening of the Catfish Town development atrium in Baton Rouge and the additional services needed for the severe weather conditions in January and February 1996 experienced at the Alton, Riverside and Sioux City casinos.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $2.6 million to $38.9 million for the nine months ended September 30, 1996. Increases of $1.0 million and $1.7 million in Alton and Riverside, respectively, relate primarily to increases in advertising and promotional expenses due to increased competition and the opening of the Riverside permanent facility. Additionally, the Company recorded a charge of approximately $1.5 million, in 1996, in professional and other fees related to its response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of first mortgage notes.
These increases were offset somewhat by lower general and administrative costs in Baton Rouge.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $1.9 million from $15.2 million

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


for the nine months ended September 30, 1995 to $17.1 million for the nine months ended September 30, 1996. This increase is primarily due to increased depreciation in Riverside in connection with the Company's land based entertainment pavilion which opened on January 15, 1996 at an approximate cost of $45 million, and increased depreciation at the Catfish Town development in Baton Rouge.

     DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs increased from $2.1 million for the nine month period ending September 30, 1995 to $7.4 million for the nine month period ending September 30, 1996. The primary increase is due to expenses related to developing the casino in Lawrenceburg, Indiana, which has an anticipated opening date of the fourth quarter of 1996.

     INTEREST EXPENSE--Net interest expense increased $9.6 million to $21.2 million for the nine months ended September 30, 1996. The increase is attributable to interest expense on the increased borrowings, under the $100 million Line of Credit used to fund the Company's expansion and development program, and interest expense related to the $235 million First Mortgage Notes issued June 5, 1996.

     NET INCOME (LOSS)--Net income decreased from $6.4 million for the nine months ended September 30, 1995 to a net loss of $13.6 million for the nine months ended 1996 primarily for the reasons discussed above. In addition the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Further, the company recorded an extraordinary loss of $.9 million (net of tax) related to the write off of deferred finance costs associated with extinguishment of its revolving secured line of credit in 1996. In 1995, the Company recorded a pretax charge of approximately $3.5 million in connection with a proposed casino development in St. Louis, Missouri.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     CASINO--Casino revenues for the three months ended September 30, 1996 decreased to $55.8 from $62.5 million for the three months ended September 30, 1995. Alton casino revenues decreased from $21.8 million to $18.6 million. The decrease is attributable to increased competition in the St. Louis market. Riverside casino revenues decreased $2.0 million to $20.7 million due to additional competition in the Kansas City area offset by the opening of the Company's permanent land based entertainment pavilion on January 15, 1996. Baton Rouge casino revenues decreased $.5 million from $12.5 million to $12.0 million. Sioux City casino revenues decreased $1.1 million to $4.5 million.

     Casino expenses decreased from $30.4 million for the three months ended September 30, 1995 to $29.9 million for the three months ended September 30, 1996 primarily related to decreased gaming and admissions taxes caused by the decrease in casino revenues and admissions.

     ADMISSIONS--Admissions revenue (net of complimentary admissions) decreased from $2.6 million for the three months ended September 30, 1995 to $0 for the three months ended September 30, 1996. This decrease is due to the Company's elimination of admission fees in Riverside in January 1996 in reaction to competitive pressures in the Kansas City market.

     FOOD BEVERAGE AND OTHER--Food, Beverage and other revenues increased $1.9 million to $7.2 million for the three month period ended September 30, 1996 primarily due to increased food, beverage and other sales at the expanded Riverside and Baton Rouge facilities. Riverside revenues increased from $1.5 million to $2.8

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


million while Baton Rouge revenues increased from $1.1 million to $1.5 million. Food beverage and other net profit improved by $.3 million over the same period for the three months ended September 30, 1996 due primarily to increased revenues.

     OTHER OPERATING EXPENSES--Other operating expenses increased $.9 million to $4.9 million for the three months ended September 30, 1996. This increase is primarily due to the opening of the permanent land based entertainment pavilion at Riverside, the addition of expanded entertainment facilities in Sioux City and the opening of the Catfish Town development atrium in Baton Rouge.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $1.3 million from the three months ended September 30, 1995 to $12.6 million for the three months ended September 30, 1996 primarily due to increased advertising and promotional expenses in Alton and Riverside due to increased competition.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $.8 million from $5.2 million for the three months ended September 30, 1995 to $6.0 million for the three months ended September 30, 1996. This increase is primarily due to increased depreciation in Riverside and Baton Rouge in connection with the Company's recently expanded land based entertainment facilities.

     DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs increased from $1.0 million for the three month period ending September 30, 1995 to $3.7 million for the three month period ending September 30, 1996. The primary increase is due to expenses related to developing the casino in Lawrenceburg, Indiana, which has an anticipated opening during of the fourth quarter of 1996.

     INTEREST EXPENSE--Net interest expense increased $6.4 million to $10.3 million for the three months ended September 30, 1996. The increase is attributable to interest expense related to the $235 million First Mortgage Notes issued June 5, 1996.

     NET INCOME (LOSS)--Net income decreased from $1.7 million for the three months ended September 30, 1995 to a net loss of $7.7 million for the three months ended 1996 primarily for the reasons discussed above. In 1995, the Company recorded a pretax charge of approximately $3.5 million in connection with a proposed casino development in St. Louis, Missouri.


COMPETITION

     The Company's Alton Casino faces competition from three other riverboat casinos currently operating in the St. Louis area and expects increasing levels of competition in the future. An additional casino complex is under construction which will include two independently owned facilities, each of which are expected to operate two dockside vessels. This casino complex is expected to open in the first quarter of 1997. The Company's Riverside Casino faces competition from three casinos in the Kansas City area that offer dockside gaming, one of which includes a second gaming vessel. An additional casino operator has commenced construction of gaming facilities in Kansas City, and is expected to open in the fourth quarter of 1996. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a Pari-Mutual Race Track in Council

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market, which opened in January 1996. The Indiana Partnership will face competition from one other riverboat casino upon opening, in the Cincinnati market which opened in October 1996. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 1996 the Company generated cash flows from operating activities of $9.1 million compared to $40.0 million for the same period in 1995. The decrease in cash flow is primarily attributed to decreased operating income, principally at its Riverside and Alton facilities and increased preopening and development expenses in 1996 compared to 1995.

     In the nine months ended September 30, 1996, the Company used cash flows for investing activities of $157.3 million versus $52.9 million for the nine months ended September 30, 1995. The primary uses of funds in 1996 were the placement of $94.3 million of the proceeds from the Mortgage Notes offering into a disbursement account for the Lawrenceburg casino project, of which $12.6 million has been expended through September 30, 1996, and the investment of $73.3 million in property and equipment. Riverside, Lawrenceburg and the Catfish Town facility at Baton Rouge had capital expenditures of $18.5 million, $39.5 million and $13.2 million, respectively, for the nine month period ended September 30, 1996. The primary use of funds for the nine month period ended September 30, 1995 were capital expenditures of $43.4 million and the acquisition of Jazz.

     During the nine months ended September 30, 1996, the Company generated $199.6 million in cash flows from financing activities compared to $10.9 million of cash flows from financing activities for the same period in 1995. The primary sources of cash flows in 1996 were $235 million of proceeds from the Company's First Mortgage Note Offering and $19.0 million in capital contributions from the Company's partner in Lawrenceburg offset by the repayment of $90 million on the company's senior secured line of credit which was terminated on June 5, 1996.

     As of September 30, 1996, the Company had approximately $67.8 million of cash and cash equivalents and $1.9 million of marketable securities which can be used for general working capital purposes. In addition the Company has $83.0 million in a disbursement account to be used to fund the Company's portion of the remaining Lawrenceburg construction costs. The $83.0 million cannot be used for any other purpose. On June 5, 1996 the Company issued $235 million of Mortgage Notes which are due June 2004. $91 million of the proceeds of the Mortgage Note offering were used to retire the Company's senior secured line of credit and accrued interest. $94.3 million were placed in the Indiana disbursement account with the balance used to pay expenses of the offering and available for general corporate purposes. The Company has $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

     The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties and potentially into additional jurisdictions, particularly Lawrenceburg, Indiana. As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional approximately $3.0 to $6.0 million (primarily tenant allowance) as of September 30, 1996. Further, if the Predecessor's status as an S-Corporation, which has been asserted

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $12.5 million (excluding penalties) to fund the potential income tax liability.

     The Company estimates that the total costs of the Lawrenceburg Casino and entertainment project will range from $210 to $225 million. As of September 30, 1996, approximately $52 million had been expended by the partnership, on the project. Of the remaining Lawrenceburg construction costs, approximately $25 million is anticipated to be funded through equipment financing from third party lenders and the balance will be funded by the Company and a partner, 57.5% of which will be funded by the Company and 42.5% of which will be funded by its partner. In the event project costs exceed $210 million, the Company and its partner will fund such costs on the same percentages to a total project cost of $225 million. Any project costs in excess of $225 million must be funded by the Company.

     The Company believes that as a result of its recent offering of Mortgage Notes, cash on hand will be sufficient to fund its current operations and its obligations with respect to the Lawrenceburg casino development. If there are significant delays in opening the Lawrenceburg Casino, or the project costs should significantly exceed $225 million, or if the company after opening the temporary facility should fail to be able to open the permanent facility within a 12 month period, the Company's ability to meet its debt service requirements could be significantly impaired.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO, (I) GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY OPERATES, (II) INCREASED COMPETITIVE PRESSURES IN THE MARKETS IN WHICH THE COMPANY OPERATES, (III) DELAYS AND INCREASES IN EXPECTED COSTS IN OPENING OF THE TEMPORARY AND PERMANENT LAWRENCEBURG CASINO, (IV) DELAYS OR COST-OVERRUNS WITH RESPECT TO THE LAWRENCEBURG CASINO WHICH COULD SIGNIFICANTLY IMPAIR THE ABILITY OF THE COMPANY TO MEET ITS DEBT SERVICE REQUIREMENTS, (V) THE EFFECT OF FUTURE LEGISLATION OR REGULATORY CHANGES ON THE COMPANY'S OPERATIONS; AND (VI) OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

          The subpoenas request information regarding the current or prior ownership interest in the Company and the partners of the Indiana Partnership by the individuals or entities described below. The subpoenas also request that the Company and its partners produce a broad category of documents including documents regarding employment and other agreements, gifts, payments and correspondence between the Company and any of its partners on the one hand and several business entities and individuals, including an Indiana state legislator, certain Indiana lobbyists, and certain Lawrenceburg, Indiana city officials and businessmen on the other hand. The Company has learned that this legislator has served as an employee of a subsidiary of Conseco, Inc., the parent company of the 29% limited partner in the Indiana Partnership since September 1995. Additionally, the Company has learned that such state legislator has served since September 1993 as a consultant to a major Indiana engineering firm that is engaged in many state and local government funded construction projects. That engineering firm also serves as lead engineer for the Lawrenceburg casino project. On May 24, 1996, the Indiana House Legislative Ethics Committee voted to reprimand, but take no further action against, this legislator for failing to properly report the foregoing employment and consulting arrangements on his 1993, 1994 and 1995 statements of economic interests. On June 27, 1996, the legislator announced his resignation as chairman of the Indiana House Ways and Means Committee.

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

          From March 25 to April 15, 1996, the special independent counsel conducted its investigation and issued an interim report in which it concluded that it found no evidence that the Company or any entity controlled by or person employed by the Company had any involvement in, or knowledge of, the relationship between the state legislator and Conseco, Inc. or the Indiana engineering firm, or attempted to improperly influence any City of Lawrenceburg official, state legislator or Indiana Gaming Commission member or staff member in connection with the endorsement of the partnership by the City of Lawrenceburg and the awarding of the certificate of suitability to the Indiana Partnership with regard to lobbying, including the lobbying with respect to one gaming license per county legislation. The special independent counsel found no evidence that the Company or any entity controlled by or person employed by the Company attempted to unduly influence any legislator in any way. However, no investigation was made of any lobbyist's records, activities or expenditures, nor were any outside lobbyists interviewed. The special independent counsel also audited the Company's compliance with the lobbying disclosure statute in Indiana and found only technical errors in the Company's lobbying disclosure statements. No evidence was found that these technical errors were intentional or designed to hide any lobbying activity. In conducting its investigation, the special independent counsel, among other things, reviewed numerous boxes of documents produced by the executive and Lawrenceburg offices of the Company and extensively interviewed the nine Company officers and employees most closely related to the Lawrenceburg Casino project, as well as the principal of R.J. Investments, Inc., a 4% limited partner of the Indiana Partnership.

          No assurance can be given, however, that the nature and scope of the investigation conducted by the special independent counsel, which among other things was conducted under severe time pressure and was limited to the Company and the entities controlled by and persons employed by the Company, was sufficient to uncover conduct that might be considered unlawful. Further, no assurance can be given that the special independent counsel investigation of Conseco and the other partners when completed will not find wrongdoing by the subjects of such investigations. In the event that the Company, any entity controlled by the Company, any person employed by the Company, the Indiana Partnership or any of its partners is found by the Marion County prosecutor to have engaged in unlawful conduct, prior to the issuance of the gaming license, there is no assurance what effect such action would have on the Indiana Partnership's certificate of suitability or, after issuance, the Indiana gaming license.

                              ARGOSY GAMING COMPANY
                                OTHER INFORMATION
                                   (continued)


          In the event Conseco or one of the Company's other partners in the Lawrenceburg casino project is determined by the Indiana Gaming Commission to be unsuitable for the ownership of a gaming license or to have engaged in unlawful conduct, prior to the issuance of the gaming license, the terms of the Indiana Partnership's partnership agreement provide that the Indiana Partnership shall redeem 100% of such unsuitable partner's interest in the partnership for an amount equal to such partner's capital account. In the event that a partner is determined by the Indiana Gaming Commission to be unsuitable for ownership after the issuance of the gaming license, the terms of the Indiana Partnership's partnership agreement provide that the Indiana Partnership shall redeem 100% of such unsuitable partner's interest for an amount equal to 90% of the "appraised value" of that partner's interest, determined in accordance with the terms of the partnership agreement. The purchase price is payable in five annual installments, only from available cash flow or sale or financing proceeds of the partnership, and bears interest at "prime." If such event were to occur with respect to Conseco prior to the completion of the Lawrenceburg casino project, the Company would have to fund any remaining construction costs of the Lawrenceburg Casino project which were to have been funded by Conseco. No assurance can be given that the Company would be able to obtain funds sufficient for this purpose. Also, there can be no assurance that the Indiana Gaming Commission will not take other actions such as suspending, revoking or failing to renew the Indiana Partnership's certificate of suitability, delaying the issuance of or failing to issue the Indiana Partnership a gaming license or, after issuance, revoking or suspending such gaming license. The Indiana Partnership's certificate of suitability has been extended through February 16, 1997 by the Indiana Gaming Commission. There can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.

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

          Pursuant to the definitive acquisition documents any and all amounts due by Jazz under the Bowlus Lawsuit are the obligations of the Former Jazz Shareholders. Prior to March 31, 1996, the Company requested, in writing, that the Former Jazz Shareholders satisfy the obligations and satisfy the judgment. Thereafter, Jazz was advised that the Former Jazz Shareholders hoped to settle the Bowlus Lawsuit prior to the expiration of the suspensive appeal delay and if not so settled, they intended to suspensively appeal the judgment. Since the former Jazz Shareholders were unable to post an adequate suspensive appeal bond to suspend the effect of the adverse judgment against Jazz, the Company paid the amount due under the judgment by funding and paying $2,292,033.81 ("Bowlus Settlement") to the plaintiffs on Monday, July 8, 1996 in full satisfaction of the judgment rendered in the Bowlus Lawsuit. By letter dated July 25, 1996, the Company advised the Former Jazz Shareholders that it had paid the judgment rendered in Bowlus Lawsuit by payment of the Bowlus Settlement to the plaintiffs and demanded that the Former Jazz Shareholders repay to the Company the Bowlus Settlement plus accumulated interest and all attorneys' fees incurred by the Company in settling the Bowlus Lawsuit. Due to the Former Jazz Shareholders' failure to repay Argosy for the Bowlus Settlement, the Company withheld scheduled payments of $337,500 each to the former Jazz Shareholders representing the March 31, 1996, the June 30, 1996 and the September 30, 1996 quarterly installments of the deferred purchase price. Pursuant to the terms of the purchase agreement, the Company intends to withhold all future payments to the former Jazz Shareholders as an offset against the Bowlus Settlement plus accumulated interest and all attorneys' fees incurred by the Company in settling the Bowlus Lawsuit. The Bowlus Lawsuit is still pending on appeal, and the Bowlus plaintiffs are seeking to have the lower court's award for attorneys' fees increased, and Jazz (through the Former Jazz Shareholders) is seeking to have the judgment (which Argosy paid) reversed or reduced.

                              ARGOSY GAMING COMPANY
                                OTHER INFORMATION
                                   (continued)


          The Company believes that withholding such payment, as well as withholding future payments, until the Former Jazz Shareholders satisfy the Bowlus Lawsuit is within the Company's rights as provided for in the definitive acquisition documents.

          In response to the Company's withholding of the March 31, 1996 payment, Mr. Steve Urie, et. al. has filed an action in District Court of East Baton Rouge seeking payment of the withheld amount and has threatened, among other things, to file a class action on behalf of the shareholders of the Company against the Company and its directors and officers for mismanagement. The Company believes such threatened claims are without merit and would vigorously pursue the defense of any lawsuit filed by the Former Jazz Shareholders. This suit seeking recovery of withheld quarterly installments has since been voluntarily dismissed, without prejudice, by Mr. Urie et. al.

          CHALLENGE TO CERTIFICATE OF SUITABILITY FOR LAWRENCEBURG CASINO BY UNSUCCESSFUL APPLICANT

          On March 6, 1996, Indiana Gaming Company, August 12, 1996, received a letter from counsel to Schilling Casino Corporation, d/b/a Empire Casino & Resort ("Empire") advising the Company that Empire intended to take legal action to seek a revocation or cancellation of the certificate of suitability issued by the Indiana Gaming Commission to the Indiana Partnership on June 30, 1995 to develop and operate the Lawrenceburg Casino. Empire was one of the unsuccessful applicants competing for the Lawrenceburg gaming license. Empire advised the Indiana Partnership that it intended to file an application with the Indiana Gaming Commission seeking revocation of the certificate of suitability and that if such application is unsuccessful, Empire has stated that it intends to file a civil action challenging the Indiana Gaming Commission's authority to issue the certificate of suitability and finally, if any such civil action is unsuccessful, to file an appeal from the denial of Empire's application, which denial Empire deems to occur upon the issuance of the gaming license to the Indiana Partnership.

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

                              ARGOSY GAMING COMPANY
                                OTHER INFORMATION
                                   (continued)


          lawfully extend the Certificate beyond June 30, 1996 without reconsidering all other applications; and (v) the endorsement of the Indiana Partnership by the City of Lawrenceburg was without legal authority.

          At an Indiana Gaming Commission hearing held on August 20, 1996 Empire's Application was denied and the Indiana Partnership's Preliminary Certificate of Suitability was renewed until February 16, 1997.

          No assurances can be given that Empire will not continue to take steps against the Partnership to prevent or delay the opening of the Lawrenceburg casino.


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

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

Item 5:   OTHER INFORMATION-NONE

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   --Financial Data Schedule

          (b)  Reports on Form 8-K - None

                              ARGOSY GAMING COMPANY
                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARGOSY GAMING COMPANY
                                             Registrant


Date: November 13, 1996                 /s/ Joseph G. Uram
      ----------------------            -----------------------------
                                        Joseph G. Uram
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Accounting Officer)