Form 10-K
period 1996-12-31
ARGOSY GAMING CO
filed 1997-03-31
CIK 895385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 19

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                        COMMISSION FILE NUMBER: 0-21122

                             ARGOSY GAMING COMPANY
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                37-1304247
----------------------------------------  --------------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization               Identification No.)

   219 PIASA STREET, ALTON, ILLINOIS                      62002
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (618) 474-7500
          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
--------------------------------------------------------  ----------------------
13 1/4% First Mortgage Notes due 2004                            New York
12% Convertible Subordinated Notes due 2001                      New York
Common Stock, par value $.01 per share                           New York
Securities registered pursuant to Section 12(g) of the             None
Act:

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 12, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates was $54,715,732. The closing price of the Common Stock on March 12, 1997 as reported on the New York Stock Exchange, was $4.

    As of March 12, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 24,333,333.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1997 as described in the Cross Reference Sheet and a Table of Contents included herewith, is incorporated herein by reference into Parts II and III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                  PAGE REFERENCE
                                                                        OR
                                                                   REFERENCE(1)
                                                                  --------------

                                     PART I

ITEM 1.  BUSINESS...............................................           1

ITEM 2.  PROPERTIES.............................................          20

ITEM 3.  LEGAL PROCEEDINGS......................................          21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....          26

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS(2)...............................          26

ITEM 6.  SELECTED FINANCIAL DATA(3).............................          26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS(4)...............          26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA(5).........          26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..................          96

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT(6).......................................          97

ITEM 11.  EXECUTIVE COMPENSATION(7).............................          97

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT(8).......................................          97

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(7).....          97

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K.........................................          98

------------------------

(1) Certain information is incorporated by reference, as indicated below, from the Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report") and the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1997, (the "Proxy Statement").

(2) Proxy Statement section entitled "Market for Registrant's Common Equity and Related Stockholder Matters."

(3) Annual report, page 19, section entitled "Financial Highlights."

(4) Annual report, pages 21-29, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Annual report, pages 30-47, sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of

    Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors."

(6) Proxy Statement sections entitled "Election of Directors" and "Management."

(7) Proxy Statement sections entitled "Executive Compensation" and "Certain Transactions."

(8) Proxy Statement section entitled "Record Date, Required Vote, Outstanding Shares and Holdings of Certain Stockholders--Security Ownership of Certain Beneficial Owners and Management."

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Argosy Gaming Company (the "Company") is a leading multi-jurisdictional developer, owner and operator of riverboat casinos and related entertainment facilities in the midwestern and southern United States. The Company, through its subsidiaries, owns and operates riverboat casinos in Alton, Illinois, Riverside, Missouri, Baton Rouge, Louisiana, Lawrenceburg, Indiana and Sioux City, Iowa.

    The Company's business strategy emphasizes the phased development of attractive gaming and related entertainment facilities in gaming jurisdictions that the Company believes possess favorable long-term demographic and competitive characteristics. As part of this strategy, the Company endeavors to be an early entrant in emerging gaming markets, to establish a customer base and to develop its gaming properties in stages. The Company's casinos were the first gaming facilities to open in each of the St. Louis, Kansas City and Baton Rouge markets. By employing a phased development strategy, the Company believes it can reduce its initial capital investment and adapt the nature and scope of subsequent developments based on a continuing assessment of the size and competitive outlook of each of the Company's gaming markets. The Company intends to utilize management's proven ability to successfully open riverboat casino properties in new markets by continuing to pursue opportunities to develop or acquire (either independently or through joint ventures) riverboat, dockside and/or land-based gaming operations.

    The Company's operating strategy is to develop a loyal customer base by offering a variety of gaming and non-gaming entertainment amenities at attractive facilities that emphasize high standards of service and customer satisfaction. In each of its gaming markets, the Company establishes marketing programs that identify, target and attract local patrons typically residing within a 100-mile radius of its gaming facilities. The Company's marketing programs are designed to increase customer awareness, patronage and loyalty, as well as to encourage repeat business. The Company focuses and evaluates its marketing efforts through player tracking systems, slot clubs and preferred player clubs and utilizes mass advertising, direct mail and special promotions to attract customers within each of its gaming markets.

    Unless the context otherwise requires, "Company" and "Argosy" shall mean Argosy Gaming Company and its subsidiaries. The Company's principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002. Its telephone number is (618) 474-7500.

CURRENT OPERATIONS

    ALTON BELLE CASINO, ALTON, ILLINOIS

    The Company commenced operations in Alton, Illinois in September 1991 as the first gaming facility to open in the St. Louis market and in the State of Illinois. The Alton Belle Casino provides casino style gaming on the Mississippi River at Alton, Illinois, approximately 20 miles northeast of downtown St. Louis.

    The Alton Belle Casino features 22,800 square feet of gaming space with approximately 650 slot machines and 39 table games for a total of approximately 950 gaming positions. The Alton Belle Casino can board up to approximately 1,500 passengers including a typical crew and casino staff. The Alton Belle Casino also currently includes a 37,000-square foot, three-level floating entertainment pavilion that features sports and entertainment lounges, a 120-seat buffet, a 90-seat fine dining restaurant, conference facilities and a food court. Additionally, the Company is the only gaming operator in the St. Louis market that offers its customers off-track betting facilities. Parking is available at an adjacent city-owned surface parking facility and at two sites in the city of Alton, to and from which the Company provides valet parking as well as free shuttle service.

    ARGOSY CASINO, RIVERSIDE, MISSOURI

    The Argosy Casino began operations in Riverside, Missouri on June 22, 1994 as the first gaming facility to open in the Kansas City market. The Argosy Casino's riverboat is styled as a turn-of-the-century paddle wheel steamboat and features approximately 35,000 square feet of gaming space with approximately 950 slot machines and 60 table games for a total of approximately 1,435 gaming positions.

    The Company has constructed a land-based landing and entertainment pavilion, which opened on January 15, 1996 at a cost of approximately $45 million. The 85,000-square foot, land-based entertainment pavilion features a Mediterranean theme and includes over 14,000 square feet of banquet and conference facilities, a 78-seat specialty restaurant, a sports and entertainment lounge and a 350-seat buffet restaurant. The facility also features 624-space parking garage and a 1,262-space surface parking area located adjacent to the new pavilion.

    The Company leases a portion of its site from the City of Riverside, Missouri, pursuant to a five-year land lease agreement with a minimum aggregate rent of $5 million for the entire five-year lease period, payable in advance. In addition to minimum rent, during the initial five-year lease term, percentage rent will be payable in an amount equal to 3% of adjusted gross receipts over $100 million annually. The Company will have the option to extend the lease agreement for three successive five-year terms. In all extension periods, there will be no minimum rent, and percentage rent will be payable as follow: (i) 3% on the first $50 million of adjusted gross receipts; (ii) 4% on adjusted gross receipts between $50 million and $100 million; and (iii) 5% on adjusted gross receipts in excess of $100 million.

    BELLE OF BATON ROUGE, BATON ROUGE, LOUISIANA

    The Belle of Baton Rouge began operations in Baton Rouge, Louisiana in September, 1994 as the first riverboat gaming facility in the Baton Rouge market. The Belle of Baton Rouge is a three-level, ante-bellum themed riverboat casino that contains 28,000 square feet of gaming space with approximately 775 slot machines and 43 table games, for a total of 1,125 gaming positions. The riverboat casino is complemented by the Company's adjacent, land-based entertainment development known as Catfish Town. The first phase of Catfish Town opened during 1995 and features a 250-seat entertainment lounge and sports bar, a 50-seat premium steakhouse, a 250-seat buffet/coffee shop and conference facilities. The second phase of Catfish Town, an approximately 50,000-square foot entertainment facility, opened in April 1996. This phase of the development features a climate-controlled, five-story glass atrium that hosts a variety of entertainment functions, including banquets, parties, festivals, concerts and live entertainment events. The third phase of the Catfish Town project will feature the build-out of approximately 150,000 square feet of leasable retail space adjacent to the atrium which is expected to feature a variety of entertainment-related tenants, including specialty restaurants and specialty retail stores, entertainment venues, nightclubs and a microbrewery. A 733-space parking garage and a leased 271-space surface parking lot are located adjacent to Catfish Town.

    The Company has entered into a letter of intent with Southern Hospitality Corporation ("SHC") for the ownership and construction of a 300-room hotel at Catfish Town. Pursuant to the terms of the agreement, the Company will have a 49% interest and SHC will have a 51% interest in a joint venture which will own, construct and operate the convention hotel. The Company will contribute the required land, building improvements, and the use of certain atrium areas in return for its equity interest. The Company is not, however, required to contribute any cash to fund the entity. SHC has agreed to contribute up to $7.0 million in equity. The agreement is subject to numerous conditions precedent including, but not limited to, SHC obtaining separate non-recourse project financing.

    LAWRENCEBURG CASINO, LAWRENCEBURG, INDIANA

    In June 1995, Indiana Gaming Company, L.P., a joint-venture subsidiary of the Company ("Indiana Partnership"), was awarded the right to develop and operate a riverboat casino and entertainment complex in Lawrenceburg, Indiana, which is located approximately 15 miles west of Cincinnati, Ohio. The Company is the sole general partner of, and holds a 57.5% general partnership interest in, the Indiana Partnership. Conseco Entertainment L.L.C. ("Conseco"), an indirect subsidiary of Conseco, Inc., holds a 29% limited partnership interest and certain other investors, including H. Steven Norton, Chief Operating Officer of the Company, who brought the opportunity to the Company concurrent with his initial employment, hold the remaining 13.5% limited partnership interest in the Indiana Partnership.

    On December 10, 1996 the Indiana Partnership commenced operations at a temporary site with a leased vessel with approximately 20,500 square feet of gaming space. The vessel, which has a capacity of 1,600 passengers, features approximately 870 slot machines and 52 table games for a total of approximately 1,275 gaming positions. In addition, the Partnership leases, from the Company, an approximately 24,000 square foot floating entertainment and support facility which features ticketing and holding areas, a food court, two bars and a gift kiosk. Parking for the temporary facility is provided at a 1,400 space satellite lot. The Indiana Partnership provides free shuttle service from the parking lot to the temporary site.

    The Indiana Partnership operates pursuant to a partnership agreement entered into among the partners as of April 11, 1994, as amended and restated as of February 21, 1996. Under the provisions of this agreement, the Company manages the development, construction and operation of the Lawrenceburg Casino project and receives a management fee of 7.5% of EBITDA (as defined in the partnership agreement). Conseco receives a financial advisory fee of 5% of EBITDA.

    The Indiana Partnership is building what it believes to be one of the largest riverboat casinos in the United States, featuring approximately 74,300 square feet of gaming space on three levels. The permanent riverboat casino is expected to initially have approximately 2,800 gaming positions and accommodate approximately 4,400 passengers and crew members. In addition to the new riverboat casino, it is anticipated that the permanent facility will include a 300-room hotel, a 1,750-space parking garage, 2,000 additional surface parking spaces and a 120,000-square foot land-based entertainment pavilion and support facility featuring specialty restaurants, meeting and banquet rooms and an entertainment lounge. The Company estimates that the total cost to open the temporary facility and to construct the proposed permanent riverboat casino, land-based facilities and 300-room hotel will be approximately $225 million. Funding for the permanent casino is being provided by the Company and Conseco, 57.5% of which will be funded by the Company and 42.5% of which will be funded by Conseco. Any project costs in excess of $225 million must be funded solely by the Company.

    Under Indiana gaming laws the Indiana Partnership's permanent facility must be completed by December 10, 1997 as the Indiana Partnership may only operate at its temporary site for one year. The Company anticipates that the permanent vessel will be completed in the third quarter of 1997; however, numerous factors could result in the failure of the permanent land based facility to be fully completed by December 10, 1997, such as: construction delays, flooding along the Ohio River which has already occurred and which may reoccur this spring, failure to maintain permits previously issued by the U.S. Army Corps of Engineers, the discovery of historically significant artifacts which would cause a stoppage or slowdown in the construction or a work stoppage or strike at the site. The Company is unable to determine the consequences resulting from the failure to fully complete the permanent facility by December 10, 1997 due to the absence of specifity in Indiana gaming law as to what is required and the fact that there is no precedent for such event. The failure to fully complete the permanent facility by December 10, 1997 could have a material adverse effect on the financial condition and results of operations of the Company.

    BELLE OF SIOUX CITY, SIOUX CITY, IOWA

    The Company became the manager of the Belle of Sioux City on October 4, 1994 and on December 1, 1994 began operating the Belle of Sioux City through a partnership in which the Company is a 70% general partner and Sioux City Riverboat Corp., Inc. is a 30% limited partner. The Company receives a management fee of 4.5% of the facility's adjusted gross gaming revenues (as defined in the management agreement).

    The Company has leased to the partnership a 27,000-square foot, three-level historic themed riverboat casino with room for 1,400 passengers and crew. The Belle of Sioux City features approximately 12,500 square feet of gaming space with approximately 400 slot machines and 28 table games, for a total of approximately 620 gaming positions. The casino facility is complemented by an adjacent barge facility, which features buffet dining, a bar and a gift shop, and 274 surface parking spaces.

POTENTIAL FUTURE PROJECTS

    OSCEOLA, IOWA

    In December 1996 the Company filed an application to develop a riverboat casino in Osceola, Iowa ("Osceola Project"). The proposed casino operation is subject to numerous conditions including approval and licensing by the Iowa Racing and Gaming Commission ("IRGC"). The Company currently estimates that the cost of developing the Osceola Project would range from $60-$70 million if the Osceola project is approved by the IRGC and the Company decides to pursue the development of the project.

COMPETITION

    The Company's Alton Casino faces competition from four other riverboat casino facilities currently operating in the St. Louis area and expects a significant increase in the level of competition in the future. The most recent casino complex to open includes two independently owned facilities, each of which operate two dockside vessels. This casino complex, which increased gaming capacity in St. Louis by approximately 50%, opened in March of 1997. The Company's Riverside Casino faces competition from four casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market, which opened in January 1996. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market, which opened in October 1996. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 3,460 full-time employees. Approximately 1,260 employees are represented by the Seafarers International Union of North America. The collective bargaining agreement with that union expires in June, 2001. Twelve employees are represented by the International Brotherhood of Electrical Workers. The Company has not experienced any work stoppages and believes its relations with its employees are generally satisfactory.

LAWRENCEBURG CASINO PARTNERSHIP AGREEMENT

    GENERAL

    On June 30, 1995, the Indiana Partnership, received a preliminary certificate of suitability from the Indiana Gaming Commission to develop and operate the Lawrenceburg Casino project. The Company is the sole general partner of, and holds a 57.5% general partnership interest in, Indiana Partnership. Conseco holds a 29% limited partnership interest and certain other investors, including H. Steven Norton,

Chief Operating Officer of the Company, who brought the opportunity to the Company concurrent with his initial employment, hold the remaining 13.5% limited partnership interests in the Indiana Partnership.

    The Indiana Partnership operates pursuant to a partnership agreement entered into among the partners as of April 11, 1994, as amended and restated as of February 21, 1996. The Indiana Gaming Company manages the partnership pursuant to a management agreement and as general partner, subject only to certain actions or major decisions requiring the consent of a majority in interest of the limited partners. Under the provisions of the partnership agreement and the management agreement, the Company will manage the development, construction and operation of the Lawrenceburg Casino project and will receive a management fee of 7.5% of EBITDA (as defined in the partnership agreement) and Conseco will receive a financial advisory fee of 5% of EBITDA. The Company estimates the total cost to open the temporary gaming facility and to construct the proposed permanent riverboat casino, land-based facilities and 300-room hotel will be approximately $225 million.

    PROJECT FUNDING

    It is currently anticipated that the budgeted $225 million total project cost will be funded as follows: (i) $52.5 million by capital contributions by the partners of which $16.75 million constitutes common equity and $35.75 million constitutes preferred equity. The Company has contributed 57.5% of the common equity, in the amount of approximately $9.6 million, and has contributed 57.5% of the preferred equity, in the amount of approximately $20.6 million. The remainder of the common and preferred equity has been contributed by Conseco. The remainder of the cost of the Lawrenceburg Casino is expected to be funded by third party financing and capital loans from the Company and Conseco. Any capital loans are to be funded 57.5% by the Company and 42.5% by Conseco, pursuant to agreements under which Conseco will fund both its and such other limited partners' share of such capital loans. Conseco is obligated to fund 42.5% of any capital loans until project costs exceed the $225 million total project cost. At December 31, 1996 approximately $56,529 of capital loans have been made to the Indiana Partnership by the Company and Conseco.

    For project costs in excess of $210 million, the Company and Conseco will make capital loans of up to $15 million in the aggregate, 57.5% of which will be funded by the Company and 42.5% by of which will be funded Conseco; provided that Conseco will receive an interest rate 700 basis points higher than the Company on the last $10 million contributed. Any project costs over $225 million will be funded solely by the Company without a return or compensation.

    PARTNER DISTRIBUTIONS

    The Lawrenceburg Casino partnership agreement sets forth the manner in which cash flow of the Indiana Partnership will be distributed. Pursuant to the agreement, principal on capital loans will be repaid on an eight-year amortizing schedule and cash flow (after repayment of principal of, and interest on, capital loans) will be distributed by the general partner not less frequently than quarterly: (i) first, to the partners pro rata for tax payments in an amount equal to their taxable net income for such period; (ii) second, to the partners as a prepayment of principal on capital loans to be applied in the inverse order of maturity, up to 75% of the remaining cash flow; (iii) third, in payment of a preferred return of 14% on any preferred equity contributed by the partners; (iv) fourth, as a return of the preferred equity contributed by the partners; (v) fifth, as a return of common equity contributed by the partners; and (vi) sixth, to the partners in accordance with their respective percentage interests. The partnership agreement provides that the net cash proceeds from a sale or refinancing are distributed by the general partner in the same order as cash flow except that the proceeds will be used to repay 100% of outstanding capital loans by the partners.

    GENERAL PARTNER REMOVAL

    The Lawrenceburg Casino partnership agreement provides that the Company's wholly-owned subsidiary, The Indiana Gaming Company, can be removed as general partner of the partnership by the limited partners under certain limited circumstances, including: (i) a material breach (after notice and expiration of applicable cure periods) of certain material provisions of the partnership agreement dealing with such things as distributions to partners or the failure to obtain the required consent of the limited partners for certain major decisions; (ii) conviction of embezzlement or fraud; (iii) certain bankruptcy events; (iv) reduction in the Indiana Gaming Company's partnership interest to less than 40% due to sales or dilution for failure to pay required capital; (v) a final unappealable judgment against The Indiana Gaming Company in excess of $25 million which is uninsured and remains unsatisfied, unreleased or unstayed for 180 days; (vi) certain acts constituting "gross mismanagement"; (vii) failure of The Indiana Gaming Company to fund project costs in excess of $215 million (after expiration of applicable notice and cure periods); and (viii) foreclosure by Trustee under the Notes on The Indiana Gaming Company's pledge of its partnership interest the Indiana Partnership. Upon removal as general partner, the general partnership interest of The Indiana Gaming Company becomes a "special limited partner" interest with rights to partner distributions but only limited voting rights on partnership matters. Also, if the reason for the removal is an event described in clause (i), (ii), (iii), (v), (vi) or (viii) above the limited partners may acquire all, but not less than all, of The Indiana Gaming Company's interest for the fair market value thereof determined by an appraisal process.

    LIMITED PARTNERS' SALE RIGHTS

    The Lawrenceburg Casino partnership agreement provides that: (i) after the third anniversary date of commencement of operations at the Lawrenceburg Casino, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests) or (ii) after a deadlock by the parties with respect to significant items in any annual operating budget of the partnership for budget year 1999 and thereafter, any partner has a right to sell its interest to the other partners (the limited partner pursuant to clause (i) and the partner desiring to sell pursuant to clause (ii) is hereinafter referred to as a "Selling Partner" and the non-selling partners are hereinafter referred to as the "Non-Selling Partners"). The partnership agreement provides that after the Selling Partner gives notice of its intent to sell the Selling Partner and Non-Selling Partners shall have 60 days to attempt in good faith to agree to a purchase price. If within such period of time no such agreement is reached, then the Selling Partner's interest shall be appraised pursuant to an appraisal process to determine the fair market value thereof. After the fair market value of the Selling Partner's interest is determined by the appraisal process, the Non-Selling Partners have 60 days to reject such sale at that price, and if the Non-Selling Partners decline to purchase the interest of the Selling Partner at the appraisal price then the general partner is to solicit bids and sell all of the assets of the partnership within twelve months to the highest bidder and the partnership will be dissolved within a 12-month period. No assurances can be given that The Indiana Gaming Company, if it is a Non-Selling Partner, will have or will be able to obtain sufficient funds to acquire any Selling Partner's interest in the circumstances provided for above and therefore the assets of the partnership would have to be sold to the highest bidder as provided above. In addition, the partnership agreement provides all partners with a right of first refusal on transfers of partnership interests. A foreclosure by the Trustee on the Company's pledge of its partnership interest shall be deemed a transfer giving rise to the right of first refusal.

REGULATORY MATTERS

    ILLINOIS

    In February 1990, the State of Illinois pursuant to the Riverboat Gambling Act (the "Riverboat Act") legalized riverboat gaming. The Riverboat Act authorizes riverboat gaming upon any navigable stream within or forming a boundary of the State of Illinois other than Lake Michigan. The Riverboat Act does not, however, authorize riverboat gaming or the docking of a riverboat conducting gaming within a county having a population in excess of 3,000,000. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers which are necessary and proper to effectuate the Riverboat Act. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

    The Riverboat Act authorized a five member Illinois Gaming Board to issue up to ten owner's licenses statewide. Each owner's license permits the operation of up to two boats as a part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board). No person, firm or corporation may be licensed as the owner of more than one riverboat gaming operation in Illinois, although a licensed owner may hold up to 10% of a second riverboat gaming operation in Illinois. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming and to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

    An owner's license is issued for an initial period of three years (with a fee of $25,000 for the first year and $5,000 for each of the following two years) and must be renewed annually thereafter (with a fee of $5,000 for each year). The Company's Illinois gaming license is subject to renewal in October, 1997. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

    Pursuant to its rule making authority under the Illinois Riverboat Act, the Illinois Gaming Board has adopted certain regulations that provide that any beneficial owner of the legal or beneficial interests of a gaming company may be required, and in the case of a beneficial owner of 5% or more of the legal or beneficial interests (a "5% Holder") is required, to furnish a detailed personal disclosure form to the Illinois Gaming Board. The Illinois Gaming Board uses the personal disclosure form as the basis for its investigation to determine such holder's suitability as a stockholder of the company. In the case of a 5% Holder, the Illinois Gaming Board conducts such an investigation. The Illinois Gaming Board's decisions as to suitability are based on the same criteria used for a finding of preliminary suitability for licensure including character, reputation, experience and financial integrity of such holder. If the Illinois Gaming Board determines that a holder is not suitable, the holder is entitled to request a hearing; however, if no hearing is requested after such determination or such finding is upheld after a hearing, the holder is required to divest his shares of common stock of the company. After a holder is required to divest and until divestiture, the licensee is unable to distribute profits to such stockholder. The Illinois Gaming Board has adopted a regulation that provides that a licensee can only make distributions to shareholders to the extent such distributions would not impair the financial viability of the licensee. Factors which would be considered by the Illinois Gaming Board include working capital requirements, debt service requirements, requirements for repairs and maintenance and capital expenditure requirements. Illinois Gaming Board approval is required for certain changes, including, among other things, to the type of entity, debt and equity offerings by a company, issuances of debt, riverboat capacity or significant design changes, changes in the number of gaming positions and pro forma budgets and financial statements.

    Minimum and maximum wagers on games are set by the licensee. Wagering may not be conducted with money or negotiable currency. No person under the age of 21 is permitted to wager in Illinois, and wagers may only be taken from a person present on a licensed riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

    Under the Riverboat Act, vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. In addition, all riverboats must be accessible to disabled persons, must be either a replica of a 19th century Illinois riverboat or be a casino cruise ship design and must comply with applicable federal and state laws, including but not limited to U.S. Coast Guard regulations.

    Gaming may only be conducted on a gaming excursion, which is limited to a maximum period of four hours. A gaming excursion is deemed to have started upon the commencement of gaming. For the purpose of orderly ingress of passengers to a riverboat, gaming is deemed to commence when the first passenger boards a riverboat for an excursion and may continue while other passengers are boarding for a period not to exceed thirty minutes, at which time the gangplank or its equivalent must be pulled up and further boarding is not permitted. For the purpose of orderly egress of passengers from a riverboat at the end of an excursion, gaming may continue for a period not to exceed thirty minutes after the gangplank or its equivalent is lowered. During this thirty minute period of egress, new passengers may not board a riverboat. These periods of time do not extend the four-hour maximum. Special event extended cruises may be authorized by the Illinois Gaming Board.

    Although the Riverboat Act provides that no gambling may be conducted while a riverboat is docked, an Illinois Gaming Board rule currently permits dockside gaming during the 30-minute time periods prior to and following a cruise. Furthermore, if the captain of the riverboat reasonably determines that for reasons of safety, although seaworthy, the riverboat should not leave the dock or should return immediately thereto due to inclement weather, mechanical or structural problems, or river icing, then a gaming excursion may commence or continue while the gang plank or its equipment is raised and remains raised, and ingress is prohibited until completion of the excursion, in which case the riverboat is not considered docked. If such a situation occurs, the holder of the owner's license must promptly file a report with the administrator of the Illinois Gaming Board detailing the basis for its decision not to cruise. Recent pronouncements by the Illinois Gaming Board indicate that the explanations for failure to cruise pursuant to the rule will be scrutinized and that any abuse of the rule will result in disciplinary actions, which may include, among other things, any of the following: cancellation of future cruises, penalties, fines, suspension and/or revocation of a license.

    The Riverboat Act imposes a 20% wagering tax on adjusted gross receipts from gambling games. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. A number of bills have been recently introduced in the Illinois legislature proposing various changes in the way riverboat gaming operations are taxed. Some of these bills seek to replace the current flat tax on gaming receipts with a graduated gaming tax that would impose a maximum tax on Illinois casinos far in excess of the current 20% wagering tax on adjusted gaming receipts. The Governor of Illinois has publicly supported such a graduated gaming tax and has proposed a state budget which is in part predicated on additional revenues being generated from an increase in gaming taxes. Other proposed bills seek to add a supplemental tax, or raise the flat tax rate on gaming receipts by 5-10%. Another proposed bill would allow a land based casino in southern Illinois. The proposed bills are still pending and no assurance can be given that one or a combination of these bills will not become law or that similar legislation will not be introduced in the future. The Riverboat Act also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. In addition, all use, occupancy and excise taxes that apply to food and beverages and all taxes imposed on the sale or use of tangible property apply to sales aboard riverboats. The Company also pays $.20 admission tax to the City of Alton for each person admitted to the Alton Belle Casino.

    The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming as it may deem necessary and proper and into alleged violations of the Riverboat Act. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to riverboat gaming operations at all times.

    A holder of any license is subject to the imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

    The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

INDIANA

    In June 1993, the Indiana legislature adopted legislation permitting riverboat gambling in counties contiguous to Lake Michigan, the Ohio River and Patoka Lake. The legislation granted authority to supervise gaming activities to the seven-member Indiana Gaming Commission (the "Indiana Gaming Commission"). The Indiana Gaming Commission is empowered to administer, regulate and enforce the system of riverboat gaming established under Indiana's Riverboat Gambling Act (the "Riverboat Gambling Act") and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The Indiana Gaming Commission has broad powers to regulate riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner licensees, but also their entity qualifiers, and intermediary and holding companies. Indiana is a new gaming jurisdiction and the emerging regulatory framework is not yet complete. The Indiana Gaming Commission has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The Indiana Gaming Commission also has indicated its intent to publish additional proposed rules in the future. The Indiana Gaming Commission has broad rule making power and it is impossible to predict what effect, if any, the rules might have on the operations of the Lawrenceburg Casino. The following description reflects both adopted and proposed rules. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the Riverboat Gambling Act, which can materially affect the operation or economic viability of the gaming industry in Indiana.

    No one may operate a riverboat gaming operation in Indiana without holding a riverboat owner's license. The Indiana Gaming Commission has implemented strict regulations with respect to the suitability of riverboat license owners, their key personnel, and employees. The Indiana Gaming Commission utilizes a "class based" licensing structure that subjects all individuals associated with a riverboat licensee or a riverboat license applicant to varying degrees of background investigations.

    Under current Indiana law a maximum of 11 owner's licenses may be in effect at any time with an aggregate of five licenses to be issued to owners whose home port is a county which is contiguous to Lake Michigan, an aggregate of five licenses to be issued to owners whose home port is a county which is contiguous to the Ohio River and one license to be issued to an owner whose home port is a county contiguous to Lake Patoka. For counties contiguous to the Ohio River, the Indiana Gaming Commission may not issue a license unless an ordinance has been passed permitting the docking of a riverboat by the specified local entity and the voters of the county have approved riverboat gambling in the county.

    A license holder is required to pay an initial license fee of $25,000, (which covers the first 5 years of operation), a renewal fee of $5,000 per year thereafter and post a bond to guaranty performance of the licensee's obligations under the legislation. Gaming will be permitted only on riverboats which (i) have a valid certificate of inspection from the U.S. Coast Guard for the carrying of at least 500 passengers, (ii) are at least 150 feet in length, and
(iii) for riverboats operating on the Ohio River, replicate historic Indiana steamboat passenger vessels of the 19th century. No person or entity may simultaneously own an interest in more than two riverboat owner's licenses. A person or entity may simultaneously own up to 100% in one riverboat owner's license and no more than 10% in a second riverboat owner's license. A riverboat owner's licensee must possess a level of skill, experience, or knowledge necessary to conduct a riverboat gaming operation that will have a positive economic impact on the host site, as well as the entire State of Indiana. Additional representative, but not exclusive, qualification criteria with respect to the holder of a riverboat owner's license include character, reputation, financial integrity, the facilities or proposed facilities for the conduct of riverboat gaming including related non-gaming projects such as hotel development, and the good faith affirmative action plan to recruit, train and upgrade minorities and women in all employment classifications. The Indiana Gaming Commission shall require persons holding owner's licenses to adopt policies concerning the preferential hiring of residents of the city in which the riverboat docks for riverboat jobs. The Indiana Gaming Commission has broad discretion in regard to the issuance, renewal, revocation and suspension of licenses and approvals, and the Indiana Gaming Commission is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations, and effectively to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their subsidiaries and affiliates. A riverboat owner's licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license. An ownership interest in a riverboat owner's license may only be transferred in accordance with the regulations promulgated under the Riverboat Gambling Act. An applicant for the approval of the transfer of a riverboat owner's license must comply with application procedures prescribed by the Indiana Gaming Commission and present evidence that it meets or possesses the standards, qualifications, and other criteria under Indiana gaming laws, and pay an investigative fee in the amount of $50,000 with the application. If the Indiana Gaming Commission denies the application to transfer an ownership interest, it shall issue notice of denial to the applicant. Unless specifically stated to the contrary, a notice of denial of an application for transfer shall not constitute a finding that the applicant is not suitable for licensure. A person who is served with notice of denial under this rule may request an administrative hearing.

    "Certificates of Suitability" are issued following selection by the Indiana Gaming Commission. The "Certificate of Suitability" is valid for 180 days unless extended by the Indiana Gaming Commission. During this period the prospective riverboat licensee must among other things: obtain a permit to develop the riverboat gaming operation from the United States Army Corps of Engineers; obtain a valid certificate of inspection from the United States Coast Guard for the vessel on which the riverboat gaming operation will be conducted; apply for and receive the appropriate permits or certificates from the Indiana Alcoholic Beverage Commission, fire marshall, and other appropriate local, state and federal agencies which issue permits including, but not limited to, health permits, building permits and zoning permits; closing the financing necessary to complete the development of the gaming operation; post a bond in compliance with the applicable law; obtain the insurance deemed necessary by the Indiana Gaming Commission; receive licensure for electronic gaming devices and other gaming equipment under applicable law; submit an emergency response plan in compliance with applicable laws; and take any other action that the Indiana Gaming Commission deems necessary for compliance under Indiana gaming laws. Further, the Indiana Gaming Commission may place restrictions, conditions or requirements on the permanent riverboat owner's license. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the Indiana Gaming Commission upon satisfaction of certain conditions contained in the Riverboat Gambling Act.

    Pursuant to rules promulgated by the Indiana Gaming Commission, any person (other than an institutional investor) who individually, or in association with others, acquires directly or indirectly the beneficial ownership of 5% or more of any class of voting securities of a publicly-traded corporation that is a riverboat licensee or 5% or more of the beneficial interest in a riverboat licensee, directly or indirectly, through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall apply to the Indiana Gaming Commission for finding of suitability within 45 days after acquiring the securities. Each institutional investor who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of 5% or more of any class of voting securities of a publicly-traded corporation that is a riverboat licensee or 5% or more of the beneficial interest in a riverboat licensee through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall notify the Indiana Gaming Commission within 10 days after the institutional investor acquires the securities and shall provide additional information and may be subject to a finding of suitability as required by the Indiana Gaming Commission.

    An institutional investor who would otherwise be subject to a suitability finding shall, within 45 days, after acquiring the interests submit information to the Indiana Gaming Commission including the following: a description of the institutional investor's business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; the name, address, telephone number, social security number or federal tax identification number of each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee; the name of each person who beneficially owns 5% or more of the institutional investor's voting securities or equivalent; a list of the institutional investor's affiliates; a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; a disclosure of all criminal and regulatory sanctions imposed during the preceding ten years; a copy of any filing made under 16 U.S.C. 18(a); and any other additional information the Indiana Gaming Commission may request to insure compliance with Indiana gaming laws.

    Each institutional investor who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner's license or 15% or more of the beneficial interest in a riverboat licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a riverboat licensee shall apply to the Indiana Gaming Commission for a finding of suitability within 45 days after acquiring the securities.

    An institutional investor means any of the following: a retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; an investment company registered under the Investment Company Act of 1940; a collective investment trust organized by banks under Part 9 of the Rules of the Comptroller of the Currency; a closed end investment trust; a chartered or licensed life insurance company or property and casualty insurance company; a banking, chartered or licensed lending institution; an investment adviser registered under the Investment Advisers Act of 1940; and any other entity the Indiana Gaming Commission determines constitutes an institutional investor. The Indiana Gaming Commission may in the future promulgate regulations with respect to the qualification of other financial backers, mortgagees, bond holders, holders of indentures or other financial contributors.

    The Riverboat Gambling Act imposes a tax on admissions to gaming excursions at a rate of $3.00 for each person admitted to the gaming excursion. This admission tax is imposed upon the license owner conducting the gaming excursion on a per-person basis without regard to the actual fee paid by the person using the ticket, with the exception that no tax shall be paid by admittees who are actual and necessary officials, employees of the licensee or other persons actually working on the riverboat. A tax is imposed on the adjusted gross receipts received from gaming games under the Riverboat Gambling Act at a rate of twenty percent (20%) of the amount of the adjusted gross receipts. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Riverboat Gambling Act. The Indiana Gaming Commission may, from time to time, impose other fees and assessments on riverboat owner licensees. In addition, all use, excise and retail taxes apply to sales aboard riverboats.

    In general, riverboat excursions are limited to a duration of at least two and no more than four hours, and no gaming may be conducted while the riverboat is docked, with the exception of (i) the 30 minutes during passenger embarkation and disembarkation and (ii) when weather, water or traffic prevent the riverboat from cruising. Minimum and maximum wagers on games are set by the licensee, and wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to be present on a riverboat, and wagers may only be taken from a person present on a licensed riverboat.

    No riverboat licensee or riverboat license applicant may enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received as determined at the time the contract is executed. Any contract entered into by a riverboat licensee or riverboat license applicant that exceeds the total dollar amount of $50,000 shall be a written contract. A riverboat license applicant means an applicant for a riverboat owner's license that has been issued a certificate of suitability.

    Pursuant to Indiana Gaming Commission rules, riverboat licensees and riverboat license applicants must submit an internal control procedure regarding purchasing transactions which must contain provisions regarding ethical standards, compliance with state and federal laws, and prohibitions on the acceptance of gifts and gratuities by purchasing and contracting personnel from suppliers of goods or services. The rules also require any riverboat licensee or applicant to submit any contract, transaction or series of transactions greater than $500,000 in any 12-month period to the Indiana Gaming Commission within 10 days of execution, and to submit a summary of all contracts or transactions greater than $50,000 in any 12-month period on a quarterly basis. The rules provide that contracts submitted to the Indiana Gaming Commission are not submitted for approval, but grant the Indiana Gaming Commission authority to cancel or terminate any contract not in compliance with Indiana law and Indiana Gaming Commission rules.

    Indiana gaming laws provide that the opportunity for full minority and women's business enterprise participation in the riverboat industry in Indiana is essential to social and economic parity for minority and women business persons. The Indiana Gaming Commission has the power to review compliance with the goals of participation by minority and women business persons and impose appropriate conditions on licensees to insure that goals for such business enterprises are met.

    Under the Riverboat Gambling Act, a riverboat licensee or a riverboat license applicant shall designate certain minimum percentages of the value of its contracts for goods and services to be expended with minority business enterprises and womens' business enterprises such that 10% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts be expended with minority enterprises and 5% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts be expended with women's business enterprises. Expenditures with minority and women business enterprises are not mutually exclusive. Licensees are required to report the dollar value and percentage of contracts awarded to minority business enterprises and women's business enterprises annually. If the Indiana Gaming Commission determines that a licensee has not met these requirements, it may suspend, limit or revoke the owner's license or fine or impose appropriate conditions on the licensee.

    All licensees subject to the jurisdiction of the Indiana Gaming Commission have a continuing duty to maintain suitability for licensure. The Indiana Gaming Commission may initiate an investigation or disciplinary action or both against a licensee about whom the commission has reason to believe is not maintaining suitability for licensure, is not complying with licensure conditions, and/or is not complying with Indiana gaming laws or regulations. The Indiana Gaming Commission may suspend, revoke, restrict or place conditions on the license of a licensee; require the removal of a licensee or an employee of a licensee; impose a civil penalty or take any other action deemed necessary by the Indiana Gaming Commission to insure compliance with Indiana gaming laws.

    The rapid expansion of gaming in Indiana has prompted some legislators to call for a moratorium on the legalization of new forms of gaming. Some legislators support a five year moratorium, while others propose waiting until a national survey on gaming has been completed. One bill, proposing a moratorium on the legalization of new forms of gaming or the expansion of the scope of existing gaming laws until the earlier of five years or the completion of the national survey, passed the Indiana Senate in February of 1997 and is currently being considered by the Indiana House of Representatives. There are other legislative measures which are being considered, including but not limited to, an increase in the admissions tax.

IOWA

    In 1989, the State of Iowa legalized riverboat gaming on the Mississippi and Missouri Rivers and certain other waterways located in Iowa. The Excursion Gambling Act grants the Iowa Racing and Gaming Commission (the "Iowa Commission") jurisdiction over all gambling operations.

    The legislation authorized the granting of licenses to conduct riverboat gaming to not-for-profit corporations which, in turn, are permitted to enter into operating agreements with persons who are licensed by the Iowa Commission to operate riverboat casinos. The number of licenses which may be granted is not limited by statute or regulation.

    Gaming is permitted only on riverboats which recreate, as nearly as practicable, Iowa's riverboat history and have a capacity for at least 250 persons with tickets. In addition the licensee must utilize Iowa resources, goods and services in the operation of the riverboat. An excursion gambling boat must operate at least one excursion each day for 100 days during the excursion season, (from April 1 through October 31). Excursions consist of a minimum two hours during the excursion season. While an excursion gambling boat is docked, passengers may embark or disembark at any time during its business hours. If during the excursion season it is determined that it would be unsafe to complete any portion of an excursion, or if mechanical problems prevent the completion of any portion of an excursion, the boat may be allowed to remain dockside.

    A gaming license will be issued for not more than three years and is subject to annual renewals thereafter. The Iowa Commission has broad discretion with regard to such renewals. The annual license fee to operate an excursion gambling boat shall be based on the passenger carrying capacity, including crew, for which the excursion gambling boat is registered. The annual fee shall be five dollars per person capacity. Licenses issued by the Iowa Commission may not be transferred to another person or entity. The Company must submit detailed financial and operating reports to the Iowa Commission.

    Iowa statute stipulates that a referendum must be held in 2002 to reaffirm gaming in each county that has gaming and further stipulates that similar referenda be held every eight years thereafter. Minimum and maximum wagers on games are set by the licensee. Wagering may only be conducted with chips, wagering debit cards or coins. Wagers may only be made by persons 21 years of age and older. A licensee shall not accept a credit card to purchase coins, tokens or other forms of credit to be wagered on gambling games.

    The legislation imposes a graduated tax based on adjusted gross receipts at a rate of 5% on the first $1 million, 10% on the next $2 million and 20% on any amount over $3 million. The tax is to be paid by the licensee within 10 days after the close of business of the day when the wagers were made. The legislation also permits the Iowa Commission to impose an admission fee for each person embarking on an excursion vessel, and the city or county in which gaming is conducted is permitted to impose an admission fee of not greater than 50 cents.

    Pursuant to its rule making authority, the Iowa Commission requires officers, directors and certain key employees of the Company to be licensed by the Iowa Commission. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Commission. The Iowa Commission has jurisdiction to disapprove a change in position by such officers or key employees and the power to require the Company to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Commission finds unsuitable to act in such capacities. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Commission.

    The Iowa Commission may also require any individual who has a material relationship with the Company to be investigated and licensed or found suitable. Any person who acquires 5% or more of the Company's equity securities must be approved by the Iowa Commission prior to such acquisition. The applicant stockholder is required to pay all costs of such investigation.

    In November 1996, two referenda seeking to allow riverboat gaming in Dallas County, near DesMoines, and Muscatine County, on the Mississippi River, were defeated. Following the vote, Iowa Governor Terry Branstad proposed that the Iowa legislature impose a five-year moratorium on the expansion of gaming.

LOUISIANA

    In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). The Louisiana Riverboat Gaming Commission was authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission was to establish rules providing for and determining, among other things, authorized routes, duration of excursions and the stops a riverboat may make, minimum levels of insurance, construction of riverboats, periodic inspections and procedures for negotiable instrument transactions involving patrons. The Louisiana Enforcement Division was authorized, among other things, to investigate applicants and issue licenses, investigate violations of the statute, conduct continuing reviews of gaming activities and exercise other broad oversight powers.

    In an April 1996 special session of the Louisiana legislature, Louisiana lawmakers passed a measure which established the Louisiana Gaming Control Board and provides that such board shall be the successor to all prior authorities, and the sole and exclusive authority, with regard to the regulation and supervision of gaming operations and activities in Louisiana except for the regulation of horse racing and offtrack betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions, and responsibilities of the Louisiana Riverboat Gaming Commission and the Louisiana Enforcement Division, including those with respect to riverboat gaming, are transferred to the Louisiana Gaming Control Board. The Department of Public Safety and Corrections, Office of State Police, retains certain enforcement powers and responsibilities relative to investigations, audits, and cruising procedures.

    The transfer of a license or permit or an interest in a license or permit is prohibited. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represents 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license must disclose these restrictions. Prior Louisiana Gaming Control Board approval is required for the Transfer of any ownership interest of 5% or more in any licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. No such prior approval is required for the transfer of any ownership interest of 5% or more in any corporate licensee. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loss, credit, security interest, ownership interest or other benefit.

    A licensee must notify the Louisiana Gaming Control Board in writing within five (5) days of the completion of the following transactions:

1. Withdrawal of capital in excess of five percent (5%) of the licensee's net gaming proceeds for the preceding twelve month period;

2. The granting of a loan or any other extension of credit in excess of five percent (5%) of the licensee's net gaming proceeds for the preceding twelve month period;

3. Any advance or other distribution of any type of asset in excess of five percent (5%) of the licensee's net gaming proceeds for the preceding twelve month period;

    No prior approval of any such withdrawal, loan, advance or distribution is required, but such transaction is ineffective if subsequently disapproved by the Louisiana Gaming Control Board. In addition, the Louisiana Gaming Control Board may issue an emergency order for not more than 10 days prohibiting payment of profits, income or accruals by, or investments in, a licensee.

    Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Gaming Control Board within 30 days after any such person applies for, receives or accepts a loan, or makes use of any cash, property, credit, loan or line of credit, or guarantees, or grants other form of security for a loan (a "Loan") unless such transaction involves publicly registered debt and securities (in which event such person shall file the registration statement and other materials with the Louisiana Gaming Control Board), unless more stringent conditions are imposed by the Louisiana Gaming Control Board, or the amount of the Loan is below certain specified thresholds. The Louisiana Gaming Control Board is required to investigate the reported Loan, and to either approve or disapprove the transaction. If disapproved, the Loan must be rescinded by the Licensee or Affiliated Gaming Person.

    Fees for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter; (ii) a state franchise fee of 15% of net gaming proceeds; (iii) a state license fee of 3.5% of net gaming proceeds; and (iv) a local fee of up to $2.50 per passenger.

    In April 1996, the Louisiana legislature approved legislation mandating local option elections to determine whether to prohibit or continue to permit three individual types of gaming in Louisiana on a parish-by-parish basis. The referendum was brought before the Louisiana voters at the time of the November 1996 presidential election. Voters elected to permit riverboat gaming in all parishes where it is presently conducted and to allow land-based casino gaming in Orleans Parish. Voters in 31 parishes elected to permit video draw poker devices, but in 33 parishes, including East Baton Rouge Parish, voters elected to prohibit the devices. Current operators of video poker devices in East Baton Rouge Parish (and the other parishes where voters elected to prohibit video poker) will be allowed to operate only until the end of their current license plus two extensions. Typically video poker licenses have a maximum one year duration.

MISSOURI

    Gaming was originally authorized in the State of Missouri on November 3, 1992, although no governmental action was taken to enforce or implement the original law. On April 29, 1993, Missouri enacted the Missouri Gaming Law which replaced the original law and established the Missouri Gaming Commission, which is responsible for the licensing and regulation of riverboat gaming in Missouri. The number of licenses which may be granted is not limited by statute or regulation. The Missouri Gaming Law grants specific powers and duties to the Missouri Gaming Commission to supervise riverboat gaming and implement the Missouri Gaming Law and take any other action as may be reasonable or appropriate to enforce the Missouri Gaming Law. The Missouri Gaming Commission has discretion to approve permanently moored ("dockside") riverboat casinos if it finds that the best interest of Missouri and the safety of the public indicate the need for continuous docking of an excursion gambling boat.

    Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. If a company is granted a gaming license in Missouri, such company, any subsidiaries it may form and its officers, directors, significant shareholders and employees will be subject to regulations. The initial license and first subsequent license renewal of an excursion gambling boat operator shall be for a period of one year. Thereafter, license renewal periods shall be two years. However, the Missouri Gaming Commission may reopen license hearings at any time. In addition to the owners license and operators license for the riverboat, every individual participating in gaming operations in any capacity is required to have an occupational license from the Missouri Gaming Commission. Applicants and licensees are responsible to keep the application and any requested materials current at all times, and this responsibility shall continue throughout any period of licensure granted by the Missouri Gaming Commission. In addition, Missouri has extensive licensing disclosure requirements.

    The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations which may be promulgated thereunder. Penalties include, but are not limited to, forfeiture of all gaming equipment used in the conduct of unauthorized gambling games and fines of up to three times a licensee's highest daily gross receipts derived from wagering on the gambling games, whether authorized or unauthorized, conducted during the preceding twelve months. In addition, the Missouri Gaming Commission requires 60 days notice of, and may disapprove or require delay pending further investigation of, transactions in excess of the greater of $500,000 or 30% of licensee's net worth, up to $1,000,000, which transactions involve or relate to the gaming licensee.

    The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer per excursion that licensees must pay to the Missouri Gaming Commission, a minimum payout requirement of 80% for slot machines, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit to the Commission on a quarterly basis an audit of compliance and of the financial transactions and condition of the licensee's total operations for the calendar quarter and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion. Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's riverboat history to the extent practicable and include certain non-gaming amenities.

    The licensee may receive wagers only from a person present on a licensed excursion gambling boat. Wagering shall not be conducted with money or other negotiable currency. A person under 21 years of age shall not make a wager on an excursion gambling boat and shall not be allowed in the area of the excursion boat where gambling is being conducted.

    With respect to the availability of dockside gaming, which may be more profitable than cruise gaming, the Missouri Gaming Commission is empowered to determine on a site by site basis where such gaming is in the best interest of Missouri and the safety of the public and shall be permitted.

    Pursuant to its rule making authority, the Missouri Gaming Commission has adopted certain regulations which provide, among other things, that: (i) riverboat excursions are limited to a duration of four hours, and gaming may be conducted at any time during the excursion; (ii) no gaming licensee or occupational licensee may pledge, hypothecate or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission;
(iii) without first notifying the Missouri Gaming Commission at least 60 days prior to such consummation of any of the following transactions (and during such period the Missouri Gaming Commission may disapprove the transaction or require the transaction to be delayed pending further investigation) (a) a gaming licensee or a holding company affiliated with a gaming licensee may not make a public issuance of debt, (b) a publicly held gaming licensee or a publicly held holding company may not make any issuance of an ownership interest equaling 5% or greater of the gaming licensee or holding company or (c) a person or entity may not pledge or hypothecate an ownership interest in a gaming licensee that is not a publicly held company or a holding company that is not a publicly held company provided that no such ownership interest may be transferred voluntarily or involuntarily pursuant to any pledge without separate notice to the Missouri Gaming Commission as required by the regulations; (iv) not later than 7 days after the consummation of any transfer of ownership interest in a publicly held gaming licensee, if such transfer would result in an entity or group of entities acting in concert owning, directly or indirectly, a total amount of ownership interest equaling 5% or greater of the ownership interest in the gaming licensee, the transferee must report such consummation to the Missouri Gaming Commission; (v) no withdrawals of capital, loans, advances or distribution of any type of assets in excess of 5% of accumulated earnings of a licensee to anyone with an ownership interest in the licensee may occur without prior Missouri Gaming Commission approval; and (vi) the Missouri Gaming Commission may take action against a licensee or other person who has been disciplined in another jurisdiction for gaming related activity.

    The Missouri Gaming Commission is authorized to enter the premises of excursion gambling boats, facilities, or other places of business of a licensee in Missouri to determine compliance with the Missouri Gaming Law and to investigate alleged violations of the Missouri Gaming Law or Missouri Gaming Commission rules, orders or final decisions. A holder of any license shall be subject to imposition of penalties, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees that is injurious to the public health, safety, morals, good order and general welfare of the people of the state of Missouri, or that would discredit the Missouri gaming industry or the state of Missouri. The Missouri Gaming Commission may waive any licensing requirement or procedure for any type of license if it determines that the waiver is in the best interests of the public. In addition, a supplier's license is required of persons who sell or lease gambling equipment, gambling supplies or both to any licensee. A licensee licensed to conduct gambling games shall acquire all gambling games or implements of gambling from a licensed supplier.

    On August 29, 1996, certain residents of St. Louis County (the "St. Louis Plaintiffs") filed a lawsuit in Cole County, Missouri seeking declaratory and injunctive relief generally against the Missouri Gaming Commission and specifically against the granting of licenses by the Missouri Gaming Commission to Harrah's Maryland Heights Corp. ("Harrah's") and Players Maryland Heights, LP ("Players") with respect to their casino development in Maryland Heights, Missouri. The suit alleged that (i) the Missouri legislature lacks the constitutional authority to authorize the Missouri Gaming Commission to license casinos except on excursion gambling boats and floating facilities "upon" the Mississippi and Missouri Rivers, (ii) the Missouri Gaming Commission has wrongly construed a statute to permit it to grant gaming licenses to excursion gambling boats or floating facilities placed within artificial spaces and (iii) the Missouri Gaming Commission is not authorized to regulate gaming operations conducted upon floating facilities. The St. Louis Plaintiffs asserted that the enclosed basin being constructed by Harrah's and Players, on which they would float their casino barge facilities and which is not contiguous to the Missouri River, exceeds a Missouri constitutional limitation authorizing gaming only "upon" the Missouri and Mississippi Rivers. The St. Louis Plaintiffs also sought to declare unconstitutional those portions of Missouri law and actions of the Missouri Gaming Commission that permit casino gaming in artificially constructed basins. Finally, the St. Louis Plaintiffs asserted that although the Missouri constitution grants the Missouri legislature the authority to authorize casino gaming on excursion gambling boats and floating facilities, when the Missouri legislature enacted its gaming law, it only authorized gaming on excursion gambling boats. Therefore, because the Harrah's/Players facility is within an enclosed basin that prevents excursions upon the Missouri River and will be conducted upon barge facilities that lack an engine or other means of propulsion, the Missouri Gaming Commission lacks the statutory authority to license the project. In December 1996, the Missouri court dismissed the St. Louis Plaintiffs' claim. The St. Louis Plaintiffs' appeal is currently pending in the Missouri Supreme Court.

    Although the St. Louis Plaintiffs' action relates specifically to the Harrah's/Players Maryland Heights casino project, if their claim is successful, it could have a material adverse effect on other Missouri casino operators, particularly those that conduct operations on floating barges from artificially constructed basins. The Company, however, conducts its gaming operations at the Argosy Casino in Riverside on a docked, excursion riverboat from a constructed harbor that is open to the Missouri River. The Company believes that, if necessary, it could modify its operations in Riverside so as to be in compliance with even the strictest construction of the St. Louis Plaintiffs' interpretation of Missouri gaming law. The Company is unable at this time to determine what effect, if any, this action would have on its business, results of operations, competitive position in the Kansas City and St. Louis markets or the merits of the St. Louis Plaintiffs' action.

LEGISLATIVE AND REGULATORY CONSIDERATIONS IN CERTAIN ADJACENT JURISDICTIONS

    KANSAS. Casino gaming is currently illegal in Kansas as a constitutionally prohibited form of lottery. In order to amend the Kansas constitution, two-thirds of the members of each house of the Kansas legislature and a majority of Kansas voters would have to approve a proposed amendment. Resolutions seeking to amend the Kansas constitution to authorize limited forms of gaming have been proposed. Although Kansas Governor Graves has stated that he is in favor of the legalization of slot machines at racing locations, in 1996 the legislature rejected attempts to legalize slot machines. Bills which would allow specified racetracks, including the Woodlands Racetrack in Kansas City, to install instant bingo dispensers that resemble slot machines are currently pending in the Kansas legislature.

    The State of Kansas has approved Class III Indian compacts with four separate tribes authorizing the tribes to conduct table and keno games, but not slot machines, on their respective reservation lands. The reservations on which these tribes propose to offer gaming in Kansas are located from approximately 120 to 150 miles from downtown Kansas City.

    KENTUCKY. Casino gaming is illegal in Kentucky as a constitutionally prohibited form of lottery. In order to amend the Kentucky constitution, three-fifths of the members of each house of the Kentucky legislature and a majority of Kentucky voters would have to approve a proposed amendment. Several Kentucky racetracks have publicly lobbied for the right to conduct casino games.

    OHIO. Casino gaming is illegal in Ohio as a constitutionally prohibited form of lottery. In order to amend the Ohio constitution, three-fifths of the members of each house of the Ohio legislature and a majority of Ohio voters would have to approve the proposed amendment.

    A voter petition drive placed a casino gaming referendum on the November 1996 ballot. The referendum would have legalized gaming and required the Ohio legislature to pass laws to facilitate the development and maintenance of an industry competitive with gaming in other areas of the country. This referendum was rejected by Ohio voters and casino gaming remains illegal in Ohio.

    NEBRASKA. A number of efforts to expand gaming in Nebraska failed during 1996. After an effort to present a statewide referendum on legalizing casino gaming failed in the Nebraska legislature, three separate voter petition drives also failed.

FEDERAL AND NON-GAMING REGULATIONS

    The Company and its subsidiaries are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in additional costs to the Company. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and reconcile mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

    All vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Seaworthiness. These requirements set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessel. Loss of the Certificate of Seaworthiness of a vessel would preclude its use as a riverboat. Every five years, vessels must be dry docked for an inspection of the outside of the hull resulting in a loss of service for a period of time. The Belle of Sioux City riverboat was removed from service on April 13, 1996 for such a hull inspection. The riverboat arrived at an approved dry docking facility on April 16, 1996, passed its inspection and returned to service on May 9, 1996. No interruption in gaming operations occurred in Sioux City as a result of the hull inspection process, as the Company temporarily transferred gaming operations to the original Alton Belle prior to removing the Belle of Sioux City from service.

    All shipboard employees of the Company employed on U.S. Coast Guard regulated vessels, including those who have nothing to do with the actual operation of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts these employees from state limits on workers' compensation awards.

    The Company is subject to the provisions of the Americans With Disabilities Act but does not anticipate incurring significant expenses to bring its facilities or procedures into compliance with such Act.

    The Bank Secrecy Act (the "BSA"), enacted by Congress in 1985, requires banks, other financial institutions and casinos to monitor receipts and disbursements of currency in excess of $10,000 and report them to the United States Department of the Treasury (the "Treasury"). In management's opinion, the BSA may have resulted in a reduction in the volume of play by high level wagerers. The Treasury has proposed tentative amendments to the BSA which would apply solely to casinos and their reporting of currency transactions. The most significant proposed change in the BSA is a reduction in the threshold at which customer identification data must be obtained and documented by the casino, from $10,000 to $3,000 (which may include the aggregation of smaller denomination transactions). Additionally, the amendments would substantially increase the record-keeping requirements imposed upon casinos relating to customer data, currency and non-currency transactions. Management believes the proposed amendments, if enacted in their current form, could result in a further reduction in the volume of play by upper-and middle-level wagerers while adding operating costs associated with the more extensive record-keeping requirements. However, the effect on the Company's operations is not expected to be material.

    The permanent riverboat casino site in Lawrenceburg, Indiana is located in potential wetlands or other protected areas. Although the Company does not believe that the existence of wetlands or other protected areas will prohibit or have a significant adverse impact on the Company's ability to develop any of its current sites, there can be no assurance that such a claim or other claims relating to such matters may not arise in the future, which may have a material adverse effect on the costs of opening a casino at such sites or result in a material delay in opening a gaming facility at such sites.

ITEM 2. PROPERTIES

    The following is a list of the Company's principal properties as of December 31, 1996. Substantially all of the properties of the Company are subject to the lien of the Company's senior lenders under its $235 million First Mortgage Note Indenture dated June 5, 1996.

                                                                                                       LEASE
                                        INTEREST                     FUNCTION                       EXPIRATION
                                        ---------  ---------------------------------------------  ---------------
ALTON, ILLINOIS

Office Building.......................   Leased    Executive Offices                                 July 1997
Alton Belle II........................    Owned    Riverboat Casino
Argosy I..............................    Owned    Riverboat Casino
Support Barges........................    Owned    Landing, ticketing and office facilities

RIVERSIDE, MISSOURI

Real Property.........................    Owned    Permanent Landing Site
Real Property.........................   Leased    Landing rights
Argosy IV.............................    Owned    Riverboat Casino
Support Barges........................    Owned    Employee, ticketing and staging facilities

BATON ROUGE, LOUISIANA

Real Property.........................    Owned    Vessel Access
Argosy III............................    Owned    Riverboat Casino
Support Barge.........................    Owned    Staging Barge

LAWRENCEBURG, INDIANA(1)

Real Property.........................    Owned    Permanent Landing Site

SIOUX CITY, IOWA

Argosy V..............................    Owned    Riverboat Casino
Support Barge.........................    Owned    Staging Barge

OTHER

Spirit of America.....................    Owned    Temporary Lawrenceburg
                                                   Staging Vessel
Casino St. Charles....................   Leased    Temporary Lawrenceburg                            May 1997
                                                   Riverboat Casino

------------------------

(1) Owned by a partnership pursuant to which the Company, through a wholly-owned subsidiary, has a 57.5% partnership interest and serves as general partner.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

MARION COUNTY, INDIANA GRAND JURY DOCUMENT SUBPOENA

    On or after March 15, 1996, the Company, its partners in the Lawrenceburg casino project and certain other individuals and entities were served with document request subpoenas issued by the Office of the Prosecuting Attorney of Marion County, Indiana in connection with a grand jury investigation entitled:
STATE OF INDIANA V. ORIGINAL INVESTIGATION-OFFICIAL MISCONDUCT. Indiana law requires that at the time a target of an investigation is determined, that entity or person must be so advised by the Office of the Prosecuting Attorney. On March 23, 1996 the Company was advised by the Marion County prosecutor that no target subpoenas had been issued by the grand jury in its investigation as of that date. However, there can be no assurance that targets will not be identified as further information and documents are obtained and considered by the grand jury. Due to the confidential nature of grand jury proceedings, the Company is not aware of the specific subject matter or matters of the investigation. The Company believes it has fully complied with its subpoena, and has been informed by its partners that they have done the same.

    The subpoenas requested information regarding the current or prior ownership interest in the Company and the partners of the Indiana Partnership by the individuals or entities described below. The subpoenas also requested that the Company and its partners produce a broad category of documents including documents regarding employment and other agreements, gifts, payments and correspondence between the Company and any of its partners on the one hand and several business entities and individuals, including an Indiana state legislator, certain Indiana lobbyists, and certain Lawrenceburg, Indiana city officials and businessmen on the other hand. The Company has learned that this legislator has served as an employee of a subsidiary of Conseco, Inc., the parent company of the 29% limited partner in the Indiana Partnership since September 1995. Additionally, the Company has learned that such state legislator has served since September 1993 as a consultant to a major Indiana engineering firm that is engaged in many state and local government funded construction projects. That engineering firm also serves as lead engineer for the Lawrenceburg casino project. On May 24, 1996, the Indiana House Legislative Ethics Committee voted to reprimand, but take no further action against, this legislator for failing to properly report the foregoing employment and consulting arrangements on his 1993, 1994 and 1995 statements of economic interests. On June 27, 1996, the legislator announced his resignation as chairman of the Indiana House Ways and Means Committee.

    The Company believes that neither it nor any entity controlled by or person employed by the Company has engaged, and has been informed by representatives of its partners that they have not engaged, in any unlawful conduct in the pursuit by or granting to the Indiana Partnership of the Lawrenceburg gaming license. Because the grand jury proceedings were unlikely to be concluded quickly, on March 25, 1996, a former U.S. Attorney and his law firm were retained to conduct, as special independent counsel (the "special independent counsel"), an internal investigation into the activities and actions of the Company and the entities controlled by any person employed by the Company with respect to (i) the hiring by Conseco, Inc. and the Indiana engineering firm of the state legislator, (ii) the endorsement of the Indiana Partnership by the City of Lawrenceburg and the financial affairs of certain Lawrenceburg officials with respect to such endorsement and the awarding of the certificate of suitability by the Indiana Gaming Commission, and (iii) their lobbying efforts in furtherance of the Indiana legislature's enactment of legislation authorizing gaming and limiting gaming licenses to one per county. A special committee of independent directors of the Company was appointed to supervise and coordinate the special independent counsel's investigation. The special independent counsel did not investigate Conseco, Inc. The Company was advised that Conseco, Inc. also retained independent counsel and such counsel conducted its own internal investigation of matters that may be the subject of the grand jury proceedings and such investigation found no wrongdoing by Conseco, Inc. or any person or entity it controls, or is controlled by.

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

    No assurance can be given, however, that the nature and scope of the investigation conducted by the special independent counsel for the Company and Conseco, was sufficient to uncover conduct that might be considered unlawful. In the event that the Company, any entity controlled by the Company, any person employed by the Company, the Indiana Partnership or any of its partners is found by the Marion County prosecutor to have engaged in unlawful conduct, there is no assurance what effect such action would have on the Indiana Partnership's gaming license.

    In the event that a partner is determined by the Indiana Gaming Commission to be unsuitable for ownership of a gaming license, the terms of the Indiana Partnership's partnership agreement provide that the Indiana Partnership shall redeem 100% of such unsuitable partner's interest for an amount equal to 90% of the "appraised value" of that partner's interest, determined in accordance with the terms of the partnership agreement. The purchase price is payable in five annual installments, only from available cash flow or sale or financing proceeds of the partnership, and bears interest at "prime." If such event were to occur with respect to Conseco prior to the completion of the Lawrenceburg casino project, the Company would have to fund any remaining construction costs of the Lawrenceburg Casino project which were to have been funded by Conseco. No assurance can be given that the Company would be able to obtain funds sufficient for this purpose. Also, there can be no assurance that the Indiana Gaming Commission would not take other actions such as suspending, revoking or failing to renew the Indiana Partnership's gaming license. There can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.

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

    Pursuant to the definitive acquisition documents, any and all amounts due by Jazz under the Bowlus Lawsuit are the obligations of the Former Jazz Shareholders. Prior to March 31, 1996, the Company requested, in writing, that the Former Jazz Shareholders satisfy the obligations and satisfy the judgment. Thereafter, Jazz was advised that the Former Jazz Shareholders hoped to settle the Bowlus Lawsuit prior to the expiration of the suspensive appeal delay and if not so settled, they intended to suspensively appeal the judgment. Since the former Jazz Shareholders were unable to post an adequate suspensive appeal bond to suspend the effect of the adverse judgment against Jazz, the Company paid the amount due under the judgment by funding and paying $2,292,033.81 ("Bowlus Settlement") to the plaintiffs on Monday, July 8, 1996 in full satisfaction of the judgment rendered in the Bowlus Lawsuit. By letter dated July 25, 1996, the Company advised the Former Jazz Shareholders that it had paid the judgment rendered in Bowlus Lawsuit by payment of the Bowlus Settlement to the plaintiffs and demanded that the Former Jazz Shareholders repay to the Company the Bowlus Settlement plus accumulated interest and all attorneys' fees incurred by the Company in settling the Bowlus Lawsuit. Due to the Former Jazz Shareholders' failure to repay Argosy for the Bowlus Settlement, the Company withheld scheduled payments of $337,500 each to the former Jazz Shareholders representing the March 31, 1996, the June 30, 1996, September 30, 1996 and December 31, 1996 quarterly installments of the deferred purchase price. Pursuant to the terms of the purchase agreement, the Company intends to withhold all future payments to the former Jazz Shareholders as an offset against the Bowlus Settlement plus accumulated interest and all attorneys' fees incurred by the Company in settling the Bowlus Lawsuit. The Bowlus Lawsuit is still pending on appeal, and the Bowlus plaintiffs are seeking to have the lower court's award for attorneys' fees increased, and Jazz (through the Former Jazz Shareholders) is seeking to have the judgment (which Argosy paid) reversed or reduced. The Company believes that withholding such payment, as well as withholding future payments, until the Former Jazz Shareholders satisfy the Bowlus Lawsuit is within the Company's rights as provided for in the definitive acquisition documents.

    In response to the Company's withholding of the March 31, 1996 payment, Mr. Steve Urie et al. has filed an action in District Court of East Baton Rouge seeking payment of the withheld amount and has threatened, among other things, to file a class action on behalf of the shareholders of the Company against the Company and its directors and officers for mismanagement. The Company believes such threatened claims are without merit and would vigorously pursue the defense of any lawsuit filed by the Former Jazz Shareholders. This suit seeking recovery of withheld quarterly installments has since been voluntarily dismissed, without prejudice, by Mr. Urie et. al.

CHALLENGE TO LICENSE FOR LAWRENCEBURG CASINO BY UNSUCCESSFUL APPLICANT

    On November 29, 1996, Schilling Casino Corporation d/b/a Empire Casino & Resort ("Empire"), an unsuccessful competing applicant for the riverboat owner's license in Lawrenceburg, Indiana that was awarded to the Indiana Partnership by the Indiana Gaming Commission (the "Commission"), filed with the Commission a purported "Request for Hearing" (the "Request") on the denial of Empire's application for the Lawrenceburg license. Empire's Request, which has been referred to an Administrative Law Judge (the "ALJ"), did not seek a stay of the award of the license to the Indiana Partnership or of the Indiana Partnership's commencement of regular gaming operations from its temporary gaming facility at Lawrenceburg, which commenced December 13, 1996. The Company and the Indiana Partnership were granted leave to intervene in the administrative proceedings on the Empire Request.

    The grounds asserted in the Empire Request include claims that (i) the application process followed by the Commission did not afford Empire due process and violated Indiana laws; (ii) the Indiana Partnership failed to comply with conditions in the certificate and failed to open the temporary gaming facility in a timely fashion, (iii) the Indiana Partnership made misrepresentations to the Commission during the licensing hearings; (iv) the Commission could not lawfully have extended the certificate beyond June 30, 1996 (one year after the date of its initial award) without reconsidering all other applications; and (v) the endorsement of the Indiana Partnership by the City of Lawrenceburg was without legal authority and was given improper weight by the Commission.

    The Company and the Indiana Partnership have filed with the ALJ a motion for summary judgment and to dismiss Empire's Request; the Commission has filed with the ALJ a motion for partial summary judgement, on Empire's Request; and Empire has filed with the ALJ its "discovery plan" describing discovery it wishes to pursue in the matter, as to which the Company and the Indiana Partnership have filed a motion for protective order. Responsive and reply briefing by the parties has been completed, and the ALJ has set a hearing for April 30, 1997 on the pending motions and the Empire discovery plan.

    The Company and the Indiana Partnership believe the Request is without merit, and are contesting and intend to continue to contest the Request vigorously. The Commission is also opposing the Empire Request. No assurance can be given, however, as to (i) the ultimate recommendation the ALJ will make to the Commission on the Request; (ii) the ultimate action the Commission will take in response to that recommendation; or (iii) that Empire will not continue to take steps to seek revocation of the license awarded to the Indiana Partnership, including seeking judicial review of any ultimate administrative ruling by the Commission denying the Empire Request.

CAPITOL HOUSE PRESERVATION COMPANY, L.L.C. VS. JAZZ ENTERPRISES, INC., ET AL.

    In July 1995, Capitol House Preservation Company, L.L.C. ("Capitol House") filed a cause of action in the U.S. District Court of the Middle District of Louisiana against Jazz, the former shareholders of Jazz ("Former Jazz Shareholders"), Catfish Queen Partnership (the "Partnership"), Argosy of Louisiana, Inc. ("Argosy Louisiana") and the Company alleging that Jazz and Argosy obtained the gaming license for Baton Rouge based upon false and fraudulent pretenses and declarations and financial misrepresentations. The complaint alleges tortious conduct as well as violations of RICO and seeks damages of $130,900.00 plus court costs and attorneys' fees. The plaintiff was an applicant for a gaming license in Baton Rouge whose application was denied by the Louisiana Enforcement Division. The Company believes the allegations of the plaintiff are without merit and in tends to vigorously defend such cause of action.

    On June 7, 1995, the Company consummated its purchase of all of the outstanding capital stock of Jazz from the Former Jazz Shareholders. The Company intends to seek indemnification from the Former Jazz Shareholders for any liability the Company, Argosy Louisiana or Jazz suffers as a result of such cause of action. As part of the consideration payable by the Company to the Former Jazz Shareholders for the acquisition of Jazz, the Company agreed at the time of such acquisition to annual deferred purchase price payments of $1,350,000 for each of the first ten years after closing and $500,000 for each of the next ten years. Payments are to be made quarterly by the Company. The definitive acquisition documents provide the Company with off-set rights against such deferred purchase price payments for indemnification claims of the Company against the Former Jazz Shareholders and for liabilities that the Former Jazz Shareholders contractually agreed to retain. There can be no assurance that the Former Jazz Shareholders will have assets sufficient to satisfy any claim in excess of the Company's off-set rights.

    The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U.S.Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U.S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The case is now back in the district court and will proceed. The defendants intend to go forward with the previously filed motion to dismiss. No date has yet been set for hearing on the motion.

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

GAMING INDUSTRY CLASS ACTIONS

    The Company was named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits which were filed in Las Vegas, Nevada. The suits alleged that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suits sought unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. VS. CAESARS WORLD, INC., ET AL. The Gaming Industry Defendants are in the process of filing numerous motions to challenge the sufficiency of the plaintiffs' consolidated amended complaint. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference from Proxy Statement, page 15, section entitled Market for Registrants Common Equity and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated by reference from the Annual Report Page 19, entitled "Financial Highlights."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from the Annual Report, pages 21-29 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Argosy Gaming Company are included in this report:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY

    Incorporated by reference from the Annual Report, pages 30-47, sections entitled "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors".

FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE
  NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

   FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
        Report of Independent Auditors                   28
       Balance Sheets                                    29
       Statements of Income                              30
       Statements of Stockholder's Equity                31
       Statements of Cash Flows                          32
       Notes to Financial Statements                     33

   FINANCIAL STATEMENTS OF THE MISSOURI GAMING COMPANY
        Report of Independent Auditors                   37
       Balance Sheets                                    38
       Statements of Operations                          39
       Statements of Stockholder's Equity                40
       Statements of Cash Flows                          41
       Notes to Financial Statements                     42

    CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
        Report of Independent Auditors                   46
       Consolidated Balance Sheets                       47
       Consolidated Statements of Operations             48
       Consolidated Statements of Stockholder's Equity   49
       Consolidated Statements of Cash Flows             50
       Notes to Consolidated Financial Statements        51

    FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
        Report of Independent Auditors                   57
       Balance Sheets                                    58
       Statements of Operations                          59
       Statements of Partners' Equity                    60
       Statements of Cash Flows                          61
       Notes to Financial Statements                     62

    FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
        Report of Independent Auditors                   66
       Balance Sheets                                    68
       Statements of Operations                          69
       Statements of Stockholder's Equity                70
       Statements of Cash Flows                          71
       Notes to Financial Statements                     72

    CONSOLIDATED FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
        Report of Independent Auditors                   77
       Consolidated Balance Sheets                       78
       Consolidated Statements of Operations             79
       Consolidated Statements of Stockholder's Equity   80
       Consolidated Statements of Cash Flows             81
       Notes to Consolidated Financial Statements        82

    FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
        Report of Independent Auditors                   87
       Balance Sheets                                    88
       Statements of Operations                          89
       Statements of Partners' Equity                    90
       Statements of Cash Flows                          91
       Notes to Financial Statements                     92

    The following consolidated financial schedules of Argosy Gaming company are included in response to Item 14(a):

    I: Condensed Financial Information of Registrant S-1.

    All other schedules specified under Regulation S-X for Argosy Gaming Company have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Alton Gaming Company

    We have audited the accompanying balance sheets of Alton Gaming Company as of December 31, 1996 and 1995, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alton Gaming Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
February 6, 1997

                              ALTON GAMING COMPANY

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash......................................................................................  $   3,563  $   3,873
  Accounts receivable, net of allowance for doubtful accounts of $311 and $83,
    respectively............................................................................        330        430
  Deferred income taxes.....................................................................        631        687
  Other current assets......................................................................        521        916
                                                                                              ---------  ---------
      Total current assets..................................................................      5,045      5,906
                                                                                              ---------  ---------
  Due from affiliates.......................................................................     10,592     10,929
  Net property and equipment................................................................     30,112     32,929
  Other assets..............................................................................          7        173
                                                                                              ---------  ---------
      Total assets..........................................................................  $  45,756  $  49,937
                                                                                              ---------  ---------
                                                                                              ---------  ---------

CURRENT LIABILITIES:
  Accounts payable..........................................................................  $   1,547  $   1,172
  Accrued payroll and related expenses......................................................      1,011      2,337
  Slot club liability.......................................................................        956      1,319
  Other accrued liabilities.................................................................      1,164      1,522
  Accrued insurance.........................................................................      1,168        624
  Income taxes payable to affiliate.........................................................                 5,570
                                                                                              ---------  ---------
      Total current liabilities.............................................................      5,846     12,544
                                                                                              ---------  ---------

OTHER LONG-TERM OBLIGATIONS--RELATED PARTY..................................................        171        158
DEFERRED INCOME TAXES.......................................................................      3,494      2,953

STOCKHOLDER'S EQUITY:
  Common stock--$1 par value, 1,000 shares authorized, issued and outstanding...............          1          1
  Capital in excess of par..................................................................        256        256
  Retained earnings.........................................................................     35,988     34,025
                                                                                              ---------  ---------
      Total stockholder's equity............................................................     36,245     34,282
                                                                                              ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................................................  $  45,756  $  49,937
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1996       1995        1994
                                                                                  ---------  ---------  ----------
REVENUES:
  Casino........................................................................  $  72,369  $  81,413  $   88,886
  Admissions....................................................................                             7,115
  Food, beverage and other......................................................      7,817      7,849       7,334
                                                                                  ---------  ---------  ----------
                                                                                     80,186     89,262     103,335
  Less promotional allowances...................................................     (2,253)    (3,269)     (7,055)
                                                                                  ---------  ---------  ----------
Net revenues....................................................................     77,933     85,993      96,280
                                                                                  ---------  ---------  ----------

COSTS AND EXPENSES:
  Casino........................................................................     36,082     36,185      39,993
  Food, beverage and other......................................................      7,473      6,820       7,914
  Other operating expenses......................................................      5,706      5,437       5,246
  Selling, general and administrative...........................................     12,226     10,818      10,399
  Depreciation and amortization.................................................      4,206      4,288       3,911
  Allocation of corporate costs--related party..................................      4,193      3,742       4,444
                                                                                  ---------  ---------  ----------
                                                                                     69,886     67,290      71,907
                                                                                  ---------  ---------  ----------
Income from operations..........................................................      8,047     18,703      24,373
                                                                                  ---------  ---------  ----------

OTHER INCOME (EXPENSE):
  Interest income...............................................................         50         87          77
  Interest expense..............................................................        (51)      (178)       (305)
                                                                                  ---------  ---------  ----------
                                                                                         (1)       (91)       (228)
                                                                                  ---------  ---------  ----------
Income before income taxes......................................................      8,046     18,612      24,145
Income tax expense..............................................................      3,198      7,399       9,658
                                                                                  ---------  ---------  ----------
Net income......................................................................  $   4,848  $  11,213  $   14,487
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               CAPITAL IN                  TOTAL
                                                     COMMON    EXCESS OF    RETAINED   STOCKHOLDER'S
                                           SHARES     STOCK       PAR       EARNINGS       EQUITY
                                           -------   -------   ----------   --------   --------------
Balance, December 31, 1993..............    1,000    $   1     $     256    $  8,325   $       8,582
  Net income............................                                      14,487          14,487
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1994..............    1,000        1           256      22,812          23,069
  Net income............................                                      11,213          11,213
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1995..............    1,000        1           256      34,025          34,282
  Net income............................                                       4,848           4,848
  Dividends.............................                                      (2,885)         (2,885)
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1996..............    1,000    $   1     $     256    $ 35,988   $      36,245
                                                        --
                                                        --
                                           -------                 -----    --------         -------
                                           -------                 -----    --------         -------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996       1995        1994
                                                                                   ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................................  $   4,848  $  11,213  $   14,487
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................      4,206      4,288       3,911
    Deferred income taxes........................................................        597      1,612         176
    Changes in operating assets and liabilities:
      Accounts receivable........................................................        138         16        (225)
      Other current assets.......................................................        395         32        (536)
      Other assets...............................................................        166        327
      Accounts payable...........................................................        273         (8)     (1,068)
      Other accrued liabilities..................................................     (1,503)     1,799         171
      Income taxes payable to affiliate..........................................     (5,570)    (9,474)      9,482
                                                                                   ---------  ---------  ----------
        Net cash provided by operating activities................................      3,550      9,805      26,398
                                                                                   ---------  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........................................     (1,680)    (1,566)     (4,714)
                                                                                   ---------  ---------  ----------
        Net cash used in investing activities....................................     (1,680)    (1,566)     (4,714)
                                                                                   ---------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on installment contracts............................................                              (976)
    Dividends paid...............................................................     (2,885)
    Payments on long-term debt-related party.....................................                  (431)     (3,901)
    Due from affiliate...........................................................        692     (6,548)    (15,927)
    Increase (decrease) in other long term obligations -- related party..........         13       (294)       (154)
                                                                                   ---------  ---------  ----------
        Net cash used in financing activities....................................     (2,180)    (7,273)    (20,958)
                                                                                   ---------  ---------  ----------

        Net (decrease) increase in cash..........................................       (310)       966         726
    Cash, beginning of year......................................................      3,873      2,907       2,181
                                                                                   ---------  ---------  ----------
    Cash, end of year............................................................  $   3,563  $   3,873  $    2,907
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Alton Gaming Company ("Company"), an Illinois Corporation and wholly-owned subsidiary of Argosy Gaming Company ("Argosy"), is engaged in the business of providing casino-style gaming and related entertainment to the public through the operation of the Alton Belle casino in Alton, Illinois.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Shore improvements................................             5 to 30 years
Riverboat, dock and improvements..................             5 to 20 years
Furniture, fixtures and equipment.................             5 to 10 years

    REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. Prior to 1995, admission revenue was recognized at the time the related service was performed. Beginning in 1995, the Company stopped charging customers an admission fee and therefore no longer recognizes any admissions revenue or related promotional expenses. The estimated cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Admissions.......................................................  $          $          $   2,532
Food, beverage and other.........................................      1,238      1,662      2,313

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $3,225, $3,089 and $3,176 for the years ended December 31, 1996, 1995 and 1994, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Leasehold and shore improvements................................................  $    1,194  $    1,771
Riverboat, dock and improvements................................................      29,801      29,097
Furniture, fixtures and equipment...............................................      13,627      12,649
                                                                                  ----------  ----------
                                                                                      44,622      43,517
Less accumulated depreciation and amortization..................................     (14,510)    (10,588)
                                                                                  ----------  ----------
Net property and equipment......................................................  $   30,112  $   32,929
                                                                                  ----------  ----------
                                                                                  ----------  ----------

3.  INCOME TAXES

    Income tax expense for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Current:
  Federal..................................................................  $   2,273  $   5,150  $   8,376
  State....................................................................        328        637      1,106
                                                                             ---------  ---------  ---------
                                                                                 2,601      5,787      9,482
                                                                             ---------  ---------  ---------
Deferred:
  Federal..................................................................        526      1,419        128
  State....................................................................         71        193         48
                                                                             ---------  ---------  ---------
                                                                                   597      1,612        176
                                                                             ---------  ---------  ---------
    Income tax expense.....................................................  $   3,198  $   7,399  $   9,658
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    The provision for income taxes for the years ended December 31, 1996, 1995 and 1994, differs from that computed at the Federal Statutory tax rate as follows:

                                                                                1996       1995       1994
                                                                              ---------  ---------  ---------
Federal statutory rate......................................................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit..................................        4.7        4.5        4.8
Other.......................................................................                    .3         .2
                                                                                    ---        ---        ---
                                                                                   39.7%      39.8%      40.0%
                                                                                    ---        ---        ---
                                                                                    ---        ---        ---

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                                       1996       1995
                                                                                     ---------  ---------
Depreciation.......................................................................  $  (3,524) $  (3,085)
Start-up costs.....................................................................         30        132
Retirement benefit payable.........................................................                   140
Other..............................................................................        631        547
                                                                                     ---------  ---------
Net deferred tax liability.........................................................  $  (2,863) $  (2,266)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid $148, $5 and $226 for interest for the years ended December 31, 1996, 1995 and 1994 respectively, and $8,170 and $15,261 for income taxes in 1996 and 1995 to Argosy. There were no income tax payments made in the year ended 1994.

5.  LEASES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1996, are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
1997..................................................................................  $     525
1998..................................................................................        400
1999..................................................................................        352
2000..................................................................................        339
2001..................................................................................        209
Thereafter............................................................................        207

    Rent expense for the years ended December 31, 1996, 1995 and 1994 was $565, $490 and $469 respectively.

6.  OTHER RELATED PARTY TRANSACTIONS

    The Company has entered into a management agreement with Argosy based on a cost allocation model which was approved by the Illinois Gaming Board.

    The Company participates in Argosy's property, general liability, workers compensation and other insurance programs. The Company's estimated share of these costs is allocated directly to the Company by Argosy in the amount of $3,309, $2,154 and $702 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Interest expense to related parties amounted to $32, $178 and $292 for the years ended December 31, 1996, 1995 and 1994 respectively.

    In January 1996, the Company entered into a 5 year operating lease agreement with Argosy for certain office space. The lease carries annual rentals of approximately $126 throughout the lease term.

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    During 1994, the Company transferred the original Alton Belle along with other barge facilities having a total cost of approximately $11,300 and accumulated depreciation of approximately $3,300 to an affiliate. This amount is included in due from affiliates in the accompanying balance sheets. No interest is charged on this advance.

7.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy sponsored 401(k) defined-contribution plan which was established in 1994 and covers substantially all of the Company's full-time employees. Participants can contribute a maximum of 10% of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code, and the Company will match 100% of participants' contributions up to 5% of their eligible salaries. Expense recognized under the Plan was $461, $461 and $412 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years, and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,600, including interest through December 31, 1996, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") and retired an outstanding Credit Facility. The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Missouri Gaming Company

    We have audited the accompanying balance sheets of The Missouri Gaming Company as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Missouri Gaming Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Kansas City, Missouri
February 6, 1997

                          THE MISSOURI GAMING COMPANY

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                      ASSETS

CURRENT ASSETS:
  Cash......................................................................................  $   6,143  $   4,131
  Accounts receivable.......................................................................        220        129
  Other current assets......................................................................      1,343      1,848
                                                                                              ---------  ---------
      Total current assets..................................................................      7,706      6,108
                                                                                              ---------  ---------

NET PROPERTY AND EQUIPMENT..................................................................     75,773     68,991

OTHER ASSETS:
  Deposits..................................................................................         88        288
  Prepaid rent..............................................................................      1,917      2,917
  Deferred income taxes.....................................................................                   294
  Other.....................................................................................      1,267      1,507
                                                                                              ---------  ---------
      Total other assets....................................................................      3,272      5,006
                                                                                              ---------  ---------
TOTAL ASSETS................................................................................  $  86,751  $  80,105
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................................................  $   3,505  $   7,159
  Accrued payroll and related expenses......................................................      1,299      1,104
  Other accrued liabilities.................................................................      2,732      2,115
  Income taxes payable to affiliate.........................................................      4,435      6,022
  Installment contracts payable.............................................................         94        756
  Deferred income taxes.....................................................................        119
                                                                                              ---------  ---------
      Total current liabilities.............................................................     12,184     17,156
                                                                                              ---------  ---------

DUE TO AFFILIATES...........................................................................     56,345     45,570
DEFERRED INCOME TAXES.......................................................................        907
STOCKHOLDER'S EQUITY:
  Common stock--$.01 par value, 1,000 shares authorized, issued and outstanding.............
  Capital in excess of par..................................................................      5,000      5,000
  Retained earnings.........................................................................     12,315     12,379
                                                                                              ---------  ---------
      Total stockholder's equity............................................................     17,315     17,379
                                                                                              ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................................................  $  86,751  $  80,105
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996        1995       1994
                                                                                 ----------  ----------  ---------
REVENUES:
  Casino.......................................................................  $   82,247  $   86,443  $  29,588
  Admissions...................................................................       1,983      15,300      5,104
  Food, beverage and other.....................................................      11,065       5,203      2,532
                                                                                 ----------  ----------  ---------
                                                                                     95,295     106,946     37,224
  Less promotional allowances..................................................      (6,822)    (12,888)    (1,873)
                                                                                 ----------  ----------  ---------
  Net revenues.................................................................      88,473      94,058     35,351
                                                                                 ----------  ----------  ---------

COSTS AND EXPENSES:
  Casino.......................................................................      43,733      41,883     17,330
  Food, beverage and other.....................................................       9,552       4,934      2,421
  Other operating expenses.....................................................       5,263       4,199      2,163
  Selling, general and administrative..........................................      13,399      13,590      4,451
  Depreciation and amortization................................................       6,724       7,395      3,978
  Preopening...................................................................         392                  2,538
  Lease termination............................................................       3,508
                                                                                 ----------  ----------  ---------
                                                                                     82,571      72,001     32,881
                                                                                 ----------  ----------  ---------
Income from operations.........................................................       5,902      22,057      2,470
                                                                                 ----------  ----------  ---------
OTHER INCOME (EXPENSE):
  Interest income..............................................................          40                      8
  Interest expense.............................................................      (6,048)     (3,626)       (47)
                                                                                 ----------  ----------  ---------
                                                                                     (6,008)     (3,626)       (39)
                                                                                 ----------  ----------  ---------
Income (Loss) before income taxes..............................................        (106)     18,431      2,431
Income tax benefit (expense)...................................................          42      (6,875)    (1,064)
                                                                                 ----------  ----------  ---------
Net (loss) income..............................................................  $      (64) $   11,556  $   1,367
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  CAPITAL IN      TOTAL
                                                                          COMMON      EXCESS OF    RETAINED    STOCKHOLDER'S
                                                             SHARES        STOCK         PAR       EARNINGS       EQUITY
                                                           -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1993...............................       1,000    $            $  $5,000    $    (544)   $    4,456
  Net income.............................................                                              1,367         1,367
                                                                -----   -----------  -----------  -----------  ------------
Balance, December 31, 1994...............................       1,000                     5,000          823         5,823
  Net income.............................................                                             11,556        11,556
                                                                -----   -----------  -----------  -----------  ------------
Balance, December 31, 1995...............................       1,000                     5,000       12,379        17,379
  Net loss...............................................                                                (64)          (64)
                                                                -----   -----------  -----------  -----------  ------------
Balance, December 31, 1996...............................       1,000    $            $   5,000    $  12,315    $   17,315
                                                                -----   -----------  -----------  -----------  ------------
                                                                -----   -----------  -----------  -----------  ------------

                 See accompanying notes to financial statements

                          THE MISSOURI GAMING COMPANY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.............................................................  $      (64) $   11,556  $    1,367
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization of fixed assets...............................       6,484       7,109       3,820
  Amortization of other assets................................................         240         286         158
  Deferred income taxes.......................................................       1,320         734      (1,028)
  Lease termination costs.....................................................       1,941
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................         (91)        (92)        (29)
    Other current assets......................................................         505         182      (2,017)
    Accounts payable..........................................................         947       5,232       1,927
    Accrued liabilities.......................................................         812         601       2,604
    Income taxes payable to affiliate.........................................      (1,587)      4,230       1,792
    Other assets..............................................................       1,000       1,217      (5,868)
                                                                                ----------  ----------  ----------
    Net cash provided by operating activities.................................      11,507      31,055       2,726
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................................     (19,192)    (31,496)    (39,222)
                                                                                ----------  ----------  ----------
    Net cash used in investing activities.....................................     (19,192)    (31,496)    (39,222)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on installment contracts...........................................        (797)     (5,277)       (664)
  Due from affiliate..........................................................      10,294       4,762      35,273
  Decrease in deposits........................................................         200                   6,960
                                                                                ----------  ----------  ----------
    Net cash provided by (used in) financing activities.......................       9,697        (515)     41,569
                                                                                ----------  ----------  ----------
  Net increase (decrease) in cash.............................................       2,012        (956)      5,073
  Cash, beginning of year.....................................................       4,131       5,087          14
                                                                                ----------  ----------  ----------
  Cash, end of year...........................................................  $    6,143  $    4,131  $    5,087
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The Missouri Gaming Company ("Company") (a Missouri company and a wholly owned subsidiary of Argosy Gaming Company, ("Argosy")) was incorporated in Missouri in March 1993. The Company was formed to develop and operate a riverboat casino and related facilities in Riverside, Missouri. The Company commenced operations on June 22, 1994, with the opening of the Argosy Casino Riverside, at a temporary facility. The Company offered games of skill from opening until December 9, 1994, when games of chance were legalized in Missouri. From the period of incorporation until June 22, 1994, the Company was engaged principally in organizational and preopening activities. All operating costs incurred during this period have been charged to expense as preopening costs. The Company began construction of a permanent facility during 1995. The permanent facility was opened to the public on January 15, 1996 and serves as a dining and entertainment outlet to the riverboat casino.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and shore improvements..................      5 to 30 years
Riverboat, dock and improvements..................      5 to 20 years
Furniture, fixtures and equipment.................      5 to 10 years

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, food and beverage which was provided to customers without charge, has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated cost of providing promotional allowances has been included in operating costs and expenses as follows:

                                                                                 1996       1995       1994
                                                                               ---------  ---------  ---------
Admissions...................................................................  $     315  $   4,601  $     938
Food, beverage and other.....................................................      1,902        522         65

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    ADMISSIONS REVENUE

    Admissions revenue is recognized at the time the related service is performed. The Company ceased charging customers an admission fee in the first quarter of 1996 and, therefore, no longer recognizes any admission revenue.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $3,214, $2,619 and $1,043,
respectively.

    INCOME TAXES

    Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

    RECLASSIFICATIONS

    Certain amounts in prior years' financial statements have been reclassified to conform to the 1996 presentation.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                     1996        1995
                                                                                   ---------  ----------
Land and improvements............................................................  $  14,815  $    2,815
Buildings and improvements.......................................................     28,113          25
Riverboat, dock and improvements.................................................     23,740      30,827
Furniture, fixtures and equipment................................................     18,680      13,305
Construction in progress.........................................................                 32,329
                                                                                   ---------  ----------
                                                                                      85,348      79,301
Accumulated depreciation and amortization........................................     (9,575)    (10,310)
                                                                                   ---------  ----------
Net property and equipment.......................................................  $  75,773  $   68,991
                                                                                   ---------  ----------
                                                                                   ---------  ----------

3.  RIVERSIDE AGREEMENT

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

    Under the terms of the Agreement, the Company leases its site from the City of Riverside. The $5,000 minimum rent due for the initial five-year term of the lease was paid in advance as required by the Agreement. In addition to minimum rent, during the initial five-year lease term, percentage rent is payable at 3% of adjusted gross receipts ("AGR"), as defined, over $100 million annually. The Company has the

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

option to extend the Agreement for three successive five-year terms. In all extension periods, there will be no minimum rent and percentage rent will be payable as follows: (i) 3% on the first $50 million of AGR; (ii) 4% on AGR between $50 million and $100 million; and (iii) 5% on AGR in excess of $100 million.

    The Agreement requires the Company to maintain a net worth of $5,000 at all times, unless approved by the City of Riverside.

4.  INCOME TAXES

    Income tax benefit (expense) for years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                                            1996       1995       1994
                                                                          ---------  ---------  ---------
Current:
  Federal...............................................................  $   1,200  $  (5,419) $  (1,856)
  State.................................................................        162       (722)      (236)
                                                                          ---------  ---------  ---------
                                                                              1,362     (6,141)    (2,092)
                                                                          ---------  ---------  ---------
Deferred:
  Federal...............................................................     (1,162)      (646)       905
  State.................................................................       (158)       (88)       123
                                                                          ---------  ---------  ---------
                                                                             (1,320)      (734)     1,028
                                                                          ---------  ---------  ---------
Income tax benefit (expense)............................................  $      42  $  (6,875) $  (1,064)
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 differs from that computed at the Federal Statutory corporate tax rate as follows:

                                                                              1996         1995         1994
                                                                           -----------  -----------  -----------
Federal Statutory rate...................................................      (35.0)%       35.0%        35.0%
State income taxes, net of Federal benefit...............................       (4.8)         4.4          4.6
Nondeductible contributions..............................................                                  3.0
Other....................................................................                    (2.4)          .4
                                                                           -----------        ---          ---
                                                                               (39.8)%       37.0%        43.0%
                                                                           -----------        ---          ---
                                                                           -----------        ---          ---

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                                         1996       1995
                                                                                       ---------  ---------
Start-up costs.......................................................................  $     565  $     792
Depreciation.........................................................................     (1,472)      (351)
Other, net...........................................................................       (119)      (147)
                                                                                       ---------  ---------
Net deferred tax (liability) asset...................................................  $  (1,026) $     294
                                                                                       ---------  ---------
                                                                                       ---------  ---------

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment of $135, $1,681 and $5,016 in 1996, 1995 and 1994, respectively which was financed through installment contracts.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    The Company paid $8,043, $273 and $4 for interest and $225, $1,911 and $300 for taxes in 1996, 1995 and 1994 respectively.

6.  RELATED PARTY TRANSACTIONS

    The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs is allocated directly to the Company by Argosy in the amount of $2,853, $2,584 and $878 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company has outstanding long-term debt with Argosy in the amounts of $56,345 and $45,570 at December 31, 1996 and 1995, respectively. These amounts represent funds received in connection with the construction of the permanent facility. The Company accrues interest on the long-term debt at a rate of 12% annually. There are no stated repayment terms on the long-term debt and payments are made from available cash flow.

    Indirect costs incurred by Argosy, on behalf of the Company, are not allocated as they are immaterial.

7.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a maximum of 10% of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code and the Company will match 100% of participants' contributions up to 5% of their eligible salaries. Expense recognized by the Company under the Plan was $441, $490 and $89 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space, warehouse space, gaming equipment and other equipment under various operating leases. Minimum rents due under such leases are approximately $157 in 1997, $62 in 1998, and $14 in 1999. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,874, $3,447 and $1,023,
respectively.

    The Company is restricted from making certain distributions to Argosy and other affiliates unless approved by state gaming authorities.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). Substantially all of the assets of the Company are pledged as collateral, and the Company is a guarantor under terms of the Mortgage Notes.

9.  LEASE TERMINATION

    In the second quarter of 1996 the Company determined that it no longer had a use for the temporary restaurant and entertainment barge. Accordingly, the Company expensed the remaining lease costs and any termination costs associated with the lease.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Argosy of Louisiana, Inc.

    We have audited the accompanying consolidated balance sheets of Argosy of Louisiana, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argosy of Louisiana, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

New Orleans, Louisiana

February 6, 1997

                           ARGOSY OF LOUISIANA, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $   3,051  $   5,201
  Accounts receivable, net of allowance for doubtful accounts of $856 and $226
    respectively............................................................................        611        796
  Deferred income taxes.....................................................................        427        179
  Income taxes receivable from related party................................................        879        696
  Prepaid assets............................................................................                   686
  Other current assets......................................................................        859        190
                                                                                              ---------  ---------
    Total current assets....................................................................      5,827      7,748
                                                                                              ---------  ---------
NET PROPERTY AND EQUIPMENT..................................................................     49,021     64,715

OTHER ASSETS:
  Deposits..................................................................................         13         82
  Deferred lease acquisition cost, net......................................................      1,915      2,051
  Deferred licensing cost, net..............................................................        278        741
                                                                                              ---------  ---------
    Total other assets......................................................................      2,206      2,874
                                                                                              ---------  ---------
TOTAL ASSETS................................................................................  $  57,054  $  75,337
                                                                                              ---------  ---------
                                                                                              ---------  ---------

CURRENT LIABILITIES:
  Accounts payable..........................................................................  $   1,127  $   1,318
  Accrued payroll and related expenses......................................................        749        611
  Other accrued liabilities.................................................................      2,168      1,140
  Accrued gaming taxes......................................................................        580        560
  Notes payable and current maturities of long-term debt-related party......................      5,578        390
                                                                                              ---------  ---------
    Total current liabilities...............................................................     10,202      4,019
                                                                                              ---------  ---------
LONG-TERM DEBT-RELATED PARTY................................................................     42,812     64,222
DEFERRED INCOME TAXES.......................................................................      1,160      1,974
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP...............................................      3,174      3,319

STOCKHOLDER'S EQUITY:
  Common stock--$1 par value, 1,000 shares authorized, issued and outstanding...............          1          1
  Retained earnings.........................................................................       (295)     1,802
                                                                                              ---------  ---------
                                                                                                   (294)     1,803
                                                                                              ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................................................  $  57,054  $  75,337
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................................  $  51,007  $  48,427  $  19,952
  Food, beverage and other.......................................................      7,641      4,945      1,024
                                                                                   ---------  ---------  ---------
                                                                                      58,648     53,372     20,976
  Less promotional allowances....................................................     (5,228)    (3,566)      (660)
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................     53,420     49,806     20,316
                                                                                   ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino.........................................................................     26,923     25,547      8,248
  Food, beverage and other.......................................................      4,894      3,772        979
  Other operating expenses.......................................................      4,757      4,013      3,584
  Selling, general and administrative............................................     10,939     10,164      1,954
  Depreciation and amortization..................................................      6,379      5,430      1,151
  Preopening costs...............................................................                            1,906
  Referendum expenses............................................................      1,347
                                                                                   ---------  ---------  ---------
                                                                                      55,239     48,926     17,822
                                                                                   ---------  ---------  ---------
(Loss) income from operations....................................................     (1,819)       880      2,494
                                                                                   ---------  ---------  ---------
INTEREST EXPENSE (INCOME) NET:
  Interest to related party......................................................      1,603
  Interest.......................................................................       (119)        92        204
                                                                                   ---------  ---------  ---------
(Loss) income before income taxes and minority interest..........................     (3,303)       788      2,290
Income tax benefit (expense).....................................................      1,061       (333)      (818)
Minority interest................................................................        145         36        (84)
                                                                                   ---------  ---------  ---------
Net (loss) income................................................................  $  (2,097) $     491  $   1,388
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                    RETAINED
                                                        COMMON      EARNINGS
                                            SHARES      STOCK       (DEFICIT)       TOTAL
                                           --------    --------    -----------    ---------
Balance, December 31, 1993..............     1,000     $     1     $      (77)    $     (76)
  Net income............................                                1,388         1,388
                                           --------        ---     -----------    ---------
Balance, December 31, 1994..............     1,000           1          1,311         1,312
  Net income............................                                  491           491
                                           --------        ---     -----------    ---------
Balance, December 31, 1995..............     1,000           1          1,802         1,803
  Net income............................                               (2,097)       (2,097)
                                           --------        ---     -----------    ---------
Balance, December 31, 1996..............     1,000     $     1     $     (295)    $    (294)
                                           --------        ---     -----------    ---------
                                           --------        ---     -----------    ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.................................................................  $  (2,097) $     491  $   1,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation....................................................................      5,780      4,951      1,151
  Amortization....................................................................        599        479
  Preopening costs................................................................                            1,906
  Minority interest...............................................................       (145)       (36)        84
  Deferred income taxes...........................................................     (1,062)     1,143        652
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................        185       (593)      (202)
    Other current assets..........................................................       (166)      (645)      (231)
    Accounts payable..............................................................       (191)       282      1,036
    Accrued payroll and related expenses..........................................        138       (392)     1,002
    Other accrued liabilities.....................................................      1,048       (469)     1,527
                                                                                    ---------  ---------  ---------
      Net cash provided by operating activities...................................      4,089      5,211      8,313
                                                                                    ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...............................................       (713)   (13,914)    (2,076)
                                                                                    ---------  ---------  ---------
      Net cash used in investing activities.......................................       (713)   (13,914)    (2,076)
                                                                                    ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in notes payable and long term debt...........................                 8,160      4,546
Payments on notes payable and long-term debt......................................     (5,595)    (3,048)    (1,909)
Notes receivable--affiliate.......................................................                 2,801     (2,801)
Decrease (increase) in other assets...............................................         69        (82)
                                                                                    ---------  ---------  ---------
      Net cash (used in) provided by financing activities.........................     (5,526)     7,831       (164)
                                                                                    ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents..............................     (2,150)      (872)     6,073
Cash and cash equivalents, beginning of year......................................      5,201      6,073
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of year............................................  $   3,051  $   5,201  $   6,073
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Argosy of Louisiana, Inc. (collectively with its controlled partnership Catfish Queen Partnership in Commendam ("Partnership") "the Company") was formed on July 29, 1993. The Company entered a partnership agreement with Jazz Enterprises, Inc. ("Jazz") to form the Partnership to provide riverboat gaming and related entertainment in Baton Rouge, Louisiana. The Company, a wholly owned subsidiary of Argosy Gaming Company (Argosy), is the 90% general partner of the Partnership, along with the 10% partner in commendam Jazz, which became a wholly owned subsidiary of Argosy in 1995. On September 21, 1994, Jazz contributed its Certificate of Preliminary Approval and certain leases with a fair value of $3,271 to the Company. On September 21, 1994, the Company's riverboat casino, Belle of Baton Rouge, commenced operations.

    On November 5, 1996 the voters of East Baton Rouge Parish voted to continue to allow riverboat gaming in the parish. Costs associated with the Partnership's efforts to pass this referendum have been reflected in the accompanying statement of operations.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These consolidated financial statements include the accounts of the Company and the Partnership. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    The Company considers cash and all liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1996 and 1995.

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the estimated useful lives or lease period as follows:

Riverboat, dock and improvements..................      15 to 20 years
Furniture, fixtures and equipment.................      5 to 7 years

    DEFERRED LEASE ACQUISITION COSTS

    Deferred lease acquisition costs result from the contribution of certain leases by Jazz to the Partnership. This cost is amortized on the straight-line method over 20 years. Accumulated amortization was $243 and $108 at December 31, 1996 and 1995, respectively.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

    DEFERRED LICENSING COSTS

    Deferred licensing costs result from the contribution of the State of Louisiana Certificate of Preliminary Approval by Jazz to the Partnership. This cost is amortized on the straight-line method over three years. Accumulated amortization was $834 and $371 at December 31, 1996 and 1995, respectively.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverages and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances.

    The estimated cost of providing promotional allowances for food and beverages was $2,534, $2,166 and $402 in 1996, 1995 and 1994, respectively, and has been included in food and beverage costs and expenses.

    PREOPENING COSTS

    Preopening costs, which consist primarily of labor, training and marketing costs incurred prior to the commencement of gaming operations, were expensed as incurred.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense was $1,527, $1,580 and $221 in 1996, 1995 and 1994 respectively.

    INCOME TAXES

    Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

    RECLASSIFICATIONS

    Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
Leasehold and shore improvements.......................................  $    6,948  $  20,446
Riverboat, docks and improvements......................................      36,051     33,923
Furniture, fixtures and equipment......................................      17,136     16,450
Construction in progress...............................................         317
                                                                         ----------  ---------
                                                                             60,452     70,819
Less accumulated depreciation and amortization.........................     (11,431)    (6,104)
                                                                         ----------  ---------
Net property and equipment.............................................  $   49,021  $  64,715
                                                                         ----------  ---------
                                                                         ----------  ---------

3.  LONG-TERM DEBT-RELATED PARTY

    Notes payable and long term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
8% unsecured note payable to related party in quarterly installments of $930,815, including interest, through July 2001...............................................................  $  17,527
Noninterest-bearing unsecured note payable to Argosy due 1998...............................      1,844
Noninterest-bearing advances from related party, no stated maturity.........................     29,019     64,222
Other.......................................................................................                   390
                                                                                              ---------  ---------
                                                                                                 48,390     64,612
Less current maturities.....................................................................     (5,578)      (390)
                                                                                              ---------  ---------
                                                                                              $  42,812  $  64,222
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    During 1996, the right to a note payable from the Partnership to the Company was assigned to Argosy.

    The carrying value of long term debt approximates fair value at December 31, 1996 and 1995. Maturities of long term debt, including scheduled payments under the notes payable to Argosy which were due prior to December 31, 1996 and which have not yet been paid are as follows:

1997...............................................................  $   5,578
1998...............................................................      4,689
1999...............................................................      3,082
2000...............................................................      3,337
2001...............................................................      2,685
Thereafter.........................................................     29,019

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

4.  INCOME TAXES

    Income tax benefit (expense) consists of the following:

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Current:
  Federal........................................................  $          $     718  $     (88)
  State..........................................................                    92        (26)
                                                                   ---------  ---------  ---------
Total current....................................................                   810       (114)
                                                                   ---------  ---------  ---------
Deferred:
  Federal........................................................        934     (1,000)      (615)
  State..........................................................        127       (143)       (89)
                                                                   ---------  ---------  ---------
Total deferred...................................................      1,061     (1,143)      (704)
                                                                   ---------  ---------  ---------
Income tax benefit (expense).....................................  $   1,061  $    (333) $    (818)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                             1996       1995
                                                                           ---------  ---------
Tax over book depreciation...............................................  $  (4,688) $  (2,495)
Net operating loss carryforward..........................................      3,131
Pre-opening..............................................................        397        521
Other, net...............................................................        427        179
                                                                           ---------  ---------
Net deferred tax liabilities.............................................  $    (733) $  (1,795)
                                                                           ---------  ---------
                                                                           ---------  ---------

    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   1996          1995          1994
                                                               ------------  ------------  ------------
Tax at U.S. statutory rates..................................      (35.0)%        35.0%         35.0%
State income tax, net of federal tax benefit.................       (3.9)          5.7           4.8
Nondeductible referendum expenses............................       16.4
Prior year taxes.............................................       (4.6)
Targeted jobs tax credits, net...............................                     (3.3)         (3.1)
Other, net...................................................       (5.0)          4.9          (1.0)
                                                                 -----           ---           ---
                                                                   (32.1)%        42.3%         35.7%
                                                                 -----           ---           ---
                                                                 -----           ---           ---

5.  RELATED PARTY TRANSACTIONS

    The Company leases, for a minimum of five years with six five-year renewal options, a docking site, office and warehouse space from Jazz. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

    Pursuant to Argosy's agreement to purchase 100% of the common stock of Jazz, the partners agreed that all rents from November 1, 1994 through the closing of the Jazz purchase (June 1995) shall not be due or paid to Jazz. Subsequent to the closing of the Jazz purchase, the Partnership resumed its obligations under the lease with Jazz.

    Rent expense was approximately $3,539, $2,202 and $724 in 1996, 1995 and 1994, respectively. Approximately $3,091, $1,800 and $408 in 1996, 1995 and 1994, respectively resulted from the above mentioned lease with Jazz.

    The Company participates in Argosy's property, general liability, workers compensation and other insurance programs. The Company's share of these costs was approximately $1,989, $2,183 and $1,100 in 1996, 1995 and 1994 respectively.

    Indirect costs incurred by Argosy, on behalf of the Company, are not allocated as they are immaterial.

6.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401 (k) defined contribution plan which covers substantially all of its full-time employees. Participants can contribute a maximum of 10% of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code, and the Company has matched 100% of participants' contributions up to 5% of their eligible salaries. Expense recognized by the Company under the Plan was approximately $320, $503 and $7 in 1996, 1995 and 1994, respectively.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

    In 1995, the Company entered into capital lease obligations totaling $376 for the acquisition of property and equipment.

    During 1994, the Company acquired gaming equipment totaling $4,971 which was financed by equipment vendors.

    During 1994, other assets totaling $3,271 were contributed to the Company by Jazz.

    The Company paid interest of $2,811, $143 and $111 in 1996, 1995 and 1994, respectively.

    During 1994, Argosy transferred property and equipment to the Company with a fair value of $41,297, subject to an unsecured note payable to Argosy. Additionally, preopening costs of $2,035 were also financed through Argosy.

    During 1996, Argosy transferred property and equipment to the Company with a fair value of $1,844, subject to an unsecured note payable.

    During 1996, the Company transferred property and equipment to Jazz with a fair value of $12,471 and recorded a receivable from Jazz in the same amount. The rights to this receivable was assigned to Argosy and reduced the amounts due to Argosy from non-interest bearing advances.

8.  COMMITMENTS

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz entered into an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

passenger fee which is now $2.50 per passenger until actual construction of a hotel commences by Jazz or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1996, the Company has paid all admission payments due under the above agreements.

    The Company leases certain premises under noncancelable operating leases that expire in 1997. Future minimum lease payments under the noncancelable operating leases with initial terms of one year or more are $205 in 1997.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Catfish Queen Partnership in Commendam

    We have audited the accompanying balance sheets of Catfish Queen Partnership in Commendam as of December 31, 1996 and 1995, and the related statements of operations, partners equity and cash flows each for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catfish Queen Partnership in Commendam at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

New Orleans, Louisiana
February 6, 1997

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $   3,051  $   5,201
  Accounts receivable, net of allowance for doubtful accounts of $856 and $226..............        611        796
  Inventories...............................................................................        203        189
  Prepaid insurance.........................................................................                   494
  Other current assets......................................................................        320        193
                                                                                              ---------  ---------
    Total current assets....................................................................      4,185      6,873
                                                                                              ---------  ---------
NET PROPERTY AND EQUIPMENT..................................................................     48,704     51,192
OTHER ASSETS:
  Deposits..................................................................................         13         82
  Deferred lease acquisition cost, net......................................................      1,915      2,051
  Deferred licensing cost, net..............................................................        278        741
                                                                                              ---------  ---------
    Total other assets......................................................................      2,206      2,874
                                                                                              ---------  ---------
TOTAL ASSETS................................................................................  $  55,095  $  60,939
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CURRENT LIABILITIES:
  Accounts payable..........................................................................  $   1,127  $   1,294
  Accrued payroll and related expenses......................................................        749        611
  Other accrued liabilities.................................................................      2,748      1,859
  Accrued interest--related party...........................................................                 1,195
  Notes payable and current maturities of long-term debt....................................      5,578      7,889
                                                                                              ---------  ---------
    Total current liabilities...............................................................     10,202     12,848
                                                                                              ---------  ---------
LONG-TERM DEBT..............................................................................     13,793     14,576
PARTNERS' EQUITY............................................................................     31,100     33,515
                                                                                              ---------  ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY......................................................  $  55,095  $  60,939
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................................  $  51,007  $  48,427  $  19,952
  Food, beverage and other.......................................................      7,641      4,945      1,024
                                                                                   ---------  ---------  ---------
                                                                                      58,648     53,372     20,976
  Less promotional allowances....................................................     (5,228)    (3,566)      (660)
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................     53,420     49,806     20,316
                                                                                   ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino.........................................................................     26,923     25,547      8,248
  Food, beverage and other.......................................................      4,894      3,772        979
  Other operating expenses.......................................................      4,757      4,013      3,584
  Selling, general and administrative............................................     10,786      9,954      2,357
  Depreciation and amortization..................................................      5,644      5,430      1,151
  Referendum expenses............................................................      1,347
  Preopening costs...............................................................                            2,035
                                                                                   ---------  ---------  ---------
                                                                                      54,351     48,716     18,354
                                                                                   ---------  ---------  ---------
(Loss) income from operations....................................................       (931)     1,090      1,962
INTEREST EXPENSE (INCOME) (NET):
  Related parties................................................................      1,603      1,603        392
  Other..........................................................................       (119)        92        162
                                                                                   ---------  ---------  ---------
                                                                                       1,484      1,695        554
                                                                                   ---------  ---------  ---------
Net (loss) income................................................................  $  (2,415) $    (605) $   1,408
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                         STATEMENTS OF PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                                                 ARGOSY OF      JAZZ        TOTAL
                                                                                LOUISIANA,   ENTERPRISES, PARTNERS'
                                                                                   INC.         INC.       EQUITY
                                                                                -----------  -----------  ---------
Contribution of assets in excess of liabilities on September 21, 1994 (date of
  commencement of operations).................................................   $  29,441    $   3,271   $  32,712
  Net income..................................................................       1,267          141       1,408
                                                                                -----------  -----------  ---------
Partners' equity at December 31, 1994.........................................      30,708        3,412      34,120
  Net loss....................................................................        (545)         (60)       (605)
                                                                                -----------  -----------  ---------
Partners' equity at December 31, 1995.........................................      30,163        3,352      33,515
  Net loss....................................................................      (2,173)        (242)     (2,415)
                                                                                -----------  -----------  ---------
Partners' equity at December 31, 1996.........................................   $  27,990    $   3,110   $  31,100
                                                                                -----------  -----------  ---------
                                                                                -----------  -----------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.................................................................  $  (2,415) $    (605) $   1,408
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation....................................................................      5,045      4,951      1,151
  Amortization....................................................................        599        479
  Preopening costs................................................................                            2,035
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................        185       (593)      (202)
    Other current assets..........................................................        353       (700)      (175)
    Accounts payable..............................................................       (167)       257      1,036
    Accrued payroll and related expenses..........................................        138       (376)       987
    Accrued interest to related parties...........................................     (1,195)       803        392
    Other accrued liabilities.....................................................        889        299      1,560
                                                                                    ---------  ---------  ---------
  Net cash provided by operating activities.......................................      3,432      4,515      8,192
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...............................................       (713)      (952)    (2,076)
                                                                                    ---------  ---------  ---------
  Net cash used in investing activities...........................................       (713)      (952)    (2,076)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates...................................                (1,754)     1,754
Payments on notes payable and long-term debt......................................     (4,938)    (2,487)    (1,909)
(Increase) decrease in other assets...............................................         69        (82)
                                                                                    ---------  ---------  ---------
  Net cash used in financing activities...........................................     (4,869)    (4,323)      (155)
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................     (2,150)      (760)     5,961
Cash and cash equivalents, beginning of period....................................      5,201      5,961
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of period..........................................  $   3,051  $   5,201  $   5,961
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Catfish Queen Partnership in Commendam ("Partnership") was formed to provide riverboat gaming and related entertainment in Baton Rouge, Louisiana. The Partnership is comprised of a 90% general partner, Argosy of Louisiana, Inc. ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company ("Argosy"), and a 10% partner in commendam, Jazz Enterprises, Inc. ("Jazz") which became a wholly owned subsidiary of Argosy in 1995. On September 21, 1994, the General Partner contributed the riverboat, all passenger ramps, walkways, passenger moving systems, and certain tenant build-out and improvements with a fair value of $29,441 to the Partnership and Jazz contributed its Certificate of Preliminary Approval and certain leases with a fair value of $3,271 to the Partnership. On September 21, 1994, the Partnership's riverboat casino, Belle of Baton Rouge, commenced operations.

    On November 5, 1996 the voters of East Baton Rouge Parish voted to continue to allow riverboat gaming in the parish. Costs associated with the Partnership's efforts to pass this referendum have been reflected in the accompanying statement of operations.

    Net income (loss) is allocated to the partners based on their respective ownership interests.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Partnership considers cash and all liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1996 and 1995.

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation and amortization is computed on the straight-line method over the estimated useful lives or lease period as follows:

Riverboat, dock and improvements..................      15 to 20 years
Furniture, fixtures and equipment.................      5 to 7 years

    DEFERRED LEASE ACQUISITION COSTS

    Deferred lease acquisition cost results from the contribution of certain leases by Jazz to the Partnership. This cost is amortized on the straight-line method over 20 years. Accumulated amortization was $243 and $108 at December 31, 1996 and 1995, respectively.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

    DEFERRED LICENSING COSTS

    Deferred licensing cost results from the contribution by Jazz of the State of Louisiana Certificate of Preliminary Approval to the Partnership. This cost is amortized on the straight-line method over three years. Accumulated amortization was $834 and $371 at December 31, 1996 and 1995, respectively.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances.

    The estimated cost of providing promotional allowances for food and beverages and other items was $2,534, $2,166 and $402 in 1996, 1995 and 1994, respectively, and has been included in food and beverage costs and expenses.

    PREOPENING COSTS

    Preopening costs, which consist primarily of labor, training and marketing costs incurred prior to the commencement of gaming operations, were expensed as incurred.

    ADVERTISING COSTS

    The Partnership expenses advertising costs as incurred. Advertising expense was $1,527, $1,580 and $221 in 1996, 1995 and 1994 respectively.

    INCOME TAXES

    No provision (credit) for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

    RECLASSIFICATIONS

    Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

2.  PROPERTY EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Leasehold and shore improvements................................................  $    6,948  $    6,933
Riverboat, docks and improvements...............................................      36,051      33,924
Furniture, fixtures and equipment...............................................      17,136      16,437
                                                                                  ----------  ----------
                                                                                      60,135      57,294
Less accumulated depreciation and amortization..................................     (11,431)     (6,102)
                                                                                  ----------  ----------
Net property and equipment......................................................  $   48,704  $   51,192
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

3.  LONG-TERM DEBT

    Notes payable and long term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
8% unsecured note payable to related party in quarterly installments of $930,815, including interest, through July 2001...........................................  $  17,527  $  20,039
Noninterest-bearing unsecured note payable to related party in monthly
  installments of $84,799.........................................................                 2,035
Noninterest-bearing unsecured note payable to Argosy due 1998.....................      1,844
Other.............................................................................                   391
                                                                                    ---------  ---------
                                                                                       19,371     22,465
Less current maturities...........................................................     (5,578)    (7,889)
                                                                                    ---------  ---------
                                                                                    $  13,793  $  14,576
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The carrying value of long term debt approximates fair value at December 31, 1996 and 1995. Maturities of long term debt, including scheduled payments under the notes payable to Argosy which were due prior to December 31, 1996 and which have not yet been paid are as follows:

1997................................................  $   5,578
1998................................................      4,689
1999................................................      3,082
2000................................................      3,337
2001................................................      2,685

4.  RELATED PARTY TRANSACTIONS

    The Partnership leases, for a minimum of five years with six five-year renewal options, a docking site, office and warehouse space from Jazz. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts.

    Pursuant to Argosy's agreement to purchase 100% of the common stock of Jazz, the partners agreed that all rents from November 1, 1994 through the closing of the Jazz purchase (June 1995) shall not be due or paid to Jazz. Subsequent to the closing of the Jazz purchase, the Partnership resumed its obligations under the lease with Jazz.

    Rent expense was approximately $3,539, $2,202 and $724 in 1996, 1995 and 1994, respectively. Approximately $3,091, $1,800 and $408 in 1996, 1995 and 1994, respectively, resulted from the above mentioned lease with Jazz.

    The Partnership participates in Argosy's property, general liability, workers compensation and other insurance programs. The Partnership's share of these costs was approximately $1,989, $2,183 and $1,100 in 1996, 1995 and 1994 respectively.

    Indirect costs incurred by Argosy, on behalf of the Partnership, are not allocated as they are immaterial.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

5.  EMPLOYEES BENEFIT PLAN

    The Partnership participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants can contribute a maximum of 10% of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code, and the Partnership will match 100% of participants' contributions up to 5% of their eligible salaries. Expense recognized by the Partnership under the Plan was approximately $320, $503 and $7 in 1996, 1995 and 1994, respectively.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    In 1995, the Partnership entered into capital lease obligations totaling $376 for the acquisition of property and equipment. Amounts due to the General Partner decreased by $562 as a result of the transfer of certain fixed assets to the General Partner in 1995.

    During 1994, the Partnership acquired gaming equipment totaling $4,971 which was financed by equipment vendors.

    The Partnership paid interest of $2,811, $943 and $111 in 1996, 1995 and 1994, respectively.

    During 1994, the General Partner transferred property and equipment to the Partnership with a fair value of $20,039, subject to an unsecured note payable of $20,039 to the General Partner. In 1996, the General Partner assigned its rights to this note to Argosy. Additionally, preopening costs of $2,035 were financed by the General Partner.

    During 1994, property and equipment totaling $29,441 and other assets totaling $3,271 were contributed to the Partnership by the General Partner and Jazz, respectively.

    During 1996, Argosy transferred property and equipment with a fair value of $1,844, subject to an unsecured note payable to Argosy.

7.  COMMITMENTS

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz entered into an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger until actual construction of a hotel commences by Jazz or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1996, the Partnership has paid all admission payments due under the above agreements.

    The Partnership leases certain premises under noncancelable operating leases that expire in 1997. Future minimum lease payments under the noncancelable operating leases with initial terms of one year or more are $205 in 1997.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
JAZZ ENTERPRISES, INC.

    We have audited the accompanying balance sheets of Jazz Enterprises, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 1996 and for the seven months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jazz Enterprises, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the seven months ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
February 6, 1997

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
JAZZ ENTERPRISES, INC.

    We have audited the accompanying statements of operations, stockholder's equity, and cash flows for the years ended February 28, 1995 and 1994 of Jazz Enterprises, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for each of the two years in the period ended February 28, 1995 of Jazz Enterprises, Inc. in conformity with generally accepted accounting principles.

                                          /s/ Grant Thornton LLP

Reno, Nevada
July 10, 1995

                             JAZZ ENTERPRISES, INC.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                    COMPANY
                                                                                             ---------------------
                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1996       1995
                                                                                             ----------  ---------
CURRENT ASSETS:
  Cash and cash equivalents................................................................  $           $      32
  Other current assets.....................................................................          78        168
                                                                                             ----------  ---------
    Total current assets...................................................................          78        200
                                                                                             ----------  ---------
NET PROPERTY AND EQUIPMENT.................................................................      57,297     22,250
GOODWILL, NET..............................................................................      20,519     21,115
NOTE RECEIVABLE............................................................................       1,892      1,892
OTHER ASSETS:
  Deposits.................................................................................         196        196
  Investment in partnership................................................................       3,021      3,263
  Other....................................................................................         468
                                                                                             ----------  ---------
  Total other assets.......................................................................       3,685      3,459
                                                                                             ----------  ---------
TOTAL ASSETS...............................................................................  $   83,471  $  48,916
                                                                                             ----------  ---------
                                                                                             ----------  ---------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities.................................................  $    3,478  $   3,080
  Notes payable and current maturities of long-term debt...................................                    399
                                                                                             ----------  ---------
    Total current liabilities..............................................................       3,478      3,479
                                                                                             ----------  ---------
LONG-TERM DEBT.............................................................................      81,485     45,392
STOCKHOLDER'S EQUITY:
  Common stock, no par value, 100,000 shares authorized, 200 shares issued and outstanding............................................................................
  Retained (deficit) earnings..............................................................      (1,492)        45
                                                                                             ----------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.................................................  $   83,471  $  48,916
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                     COMPANY                        PREDECESSOR COMPANY
                                           ---------------------------  -------------------------------------------
                                                         SEVEN MONTHS    THREE MONTHS
                                            YEAR ENDED       ENDED       ENDED MAY 30,    YEAR ENDED    YEAR ENDED
                                           DECEMBER 31,  DECEMBER 31,        1995        FEBRUARY 28,  FEBRUARY 28,
                                               1996          1995         (UNAUDITED)        1995          1994
                                           ------------  -------------  ---------------  ------------  ------------
REVENUES:
  Lease revenue..........................   $    3,091     $   1,786       $              $      813    $
  Rent revenue...........................          354           382                             817           918
                                           ------------       ------           -----     ------------  ------------
                                                 3,445         2,168                           1,630           918
                                           ------------       ------           -----     ------------  ------------
COSTS AND EXPENSES:
  Operating expenses.....................          593           104              48             788           498
  Selling, general and administrative....        1,714         1,086
  Depreciation and amortization..........        1,382           405
  Preopening costs.......................          100                           597           5,642         2,283
                                           ------------       ------           -----     ------------  ------------
                                                 3,789         1,595             645           6,430         2,781
                                           ------------       ------           -----     ------------  ------------
(Loss) income from operations............         (344)          573            (645)         (4,800)       (1,863)

OTHER EXPENSE (INCOME):
  Interest expense.......................          951           490              94             282
  Equity in loss of unconsolidated
    partnership..........................          242             8
  Interest income........................                                        (31)            (83)          (12)
  Gain on sale of assets.................                                                        (60)
                                           ------------       ------           -----     ------------  ------------
(Loss) income before income taxes........       (1,537)           75            (708)         (4,939)       (1,851)
Income tax expense.......................                        (30)            (65)            (65)          (38)
                                           ------------       ------           -----     ------------  ------------
Net (loss) income........................   $   (1,537)    $      45       $    (773)     $   (5,004)   $   (1,889)
                                           ------------       ------           -----     ------------  ------------
                                           ------------       ------           -----     ------------  ------------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                            COMMON STOCK          ADDITIONAL
                                       ----------------------      PAID-IN       ACCUMULATED
        PREDECESSOR COMPANY             SHARES       AMOUNT        CAPITAL         DEFICIT        TOTAL
-----------------------------------    --------     ---------     ----------     -----------     -------
Balance at February 28, 1993.......      200          $             $  100         $  (168)      $   (68)
  Net loss.........................                                                 (1,889)       (1,889)
                                                        --
                                         ---                      ----------     -----------     -------
Balance at February 28, 1994             200                           100          (2,057)       (1,957)
  Capital contributions............                                  2,448                         2,448
  Net loss.........................                                                 (5,004)       (5,004)
                                                        --
                                         ---                      ----------     -----------     -------
Balance at February 28, 1995.......      200                         2,548          (7,061)       (4,513)
  Capital contributions
    (unaudited)....................                                    646                           646
  Net loss (unaudited).............                                                   (773)         (773)
                                                        --
                                         ---                      ----------     -----------     -------
Balance at May 30, 1995
  (unaudited)......................      200          $             $3,194         $(7,834)      $(4,640)
                                                        --
                                                        --
                                         ---                      ----------     -----------     -------
                                         ---                      ----------     -----------     -------

                       RETAINED
             COMMON    (DEFICIT)
COMPANY SHARES STOCK   EARNINGS      TOTAL
--  ------   ------   -----------   -------
Balance,
  June
  1,
 1995...  200   $       $           $
  Net
  loss...                    45          45
               --
    ------            -----------   -------
Balance,
December
  31,
 1995...  200                45          45
  Net
  loss...                (1,537)     (1,537)
               --
    ------            -----------   -------
Balance,
December
  31,
 1996...  200   $       $(1,492)    $(1,492)
               --
               --
    ------            -----------   -------
    ------            -----------   -------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              COMPANY                        PREDECESSOR COMPANY
                                                    ---------------------------  -------------------------------------------
                                                                  SEVEN MONTHS    THREE MONTHS
                                                     YEAR ENDED       ENDED       ENDED MAY 30,    YEAR ENDED    YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,        1995        FEBRUARY 28,  FEBRUARY 28,
                                                        1996          1995         (UNAUDITED)        1995          1994
                                                    ------------  -------------  ---------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.................................   $   (1,537)    $      45       $    (773)     $   (5,004)   $   (1,889)
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization...................        1,382           405              35             104            36
  Write down associated with real estate owned....                                                      1,386
  Gain on sale of assets..........................                                                        (60)
  Equity in losses of unconsolidated
    partnership...................................          242             8                            (700)         (315)
  Receivables.....................................                                                        (12)          (36)
  Other current assets............................           90            (4)
  Prepaid expenses................................                                          9             (93)          (78)
  Other assets....................................                                                         35          (235)
  Accounts payable and accrued liabilities........           24            80             191           1,371           182
  Increase in income taxes payable................                                         65              27            38
                                                    ------------  -------------        ------     ------------  ------------
      Net cash provided by (used in) operating
        activities................................          201           534            (473)         (2,946)       (2,297)
                                                    ------------  -------------        ------     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill..........................................                     (9,388)
Increase (decrease) in bank overdraft.............                                       (234)            234
Proceeds from sale of assets......................                                                        101
Decrease (increase) in escrow deposit.............                                                        255          (255)
Capital expenditures..............................      (22,988)       (2,538)            (85)         (5,331)      (13,143)
Loans and advances to related parties.............                                        (31)         (1,054)         (807)
                                                    ------------  -------------        ------     ------------  ------------
      Net cash used in investing activities.......      (22,988)      (11,926)           (350)         (5,795)      (14,205)
                                                    ------------  -------------        ------     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings-- related
    party.........................................                                                      7,879
  Proceeds from issuance of long-term debt........                                                         52        15,348
  Principal payments on long-term debt............       (2,191)         (184)                                         (400)
  Advances from and (payments to) affiliate.......       25,414        11,608             180             935          (438)
  Increase in other assets........................         (468)
  Contributed capital.............................                                        647           1,869
  Increase (decrease) in construction related
    payable.......................................                                                     (2,132)        2,132
                                                    ------------  -------------        ------     ------------  ------------
    Net cash provided by financing activities.....       22,755        11,424             827           8,603        16,642
                                                    ------------  -------------        ------     ------------  ------------
    Net increase (decrease) in cash and cash
      equivalents.................................          (32)           32               4            (138)          140
Cash and cash equivalents at beginning of
  period..........................................           32                             2             140
                                                    ------------  -------------        ------     ------------  ------------
Cash and cash equivalents at end of period........   $              $      32       $       6      $        2    $      140
                                                    ------------  -------------        ------     ------------  ------------
                                                    ------------  -------------        ------     ------------  ------------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Jazz Enterprises, Inc., ("Jazz" or "the Company") a Louisiana corporation was incorporated on June 10, 1992 for the purpose of developing a riverboat gaming operation and an entertainment complex, known as "Catfish Town" in Baton Rouge, Louisiana.

    In July 1993, the Company entered into a partnership with Argosy of Louisiana, Inc., (a wholly owned subsidiary of Argosy Gaming Company ("Argosy")) ("ALI") in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana, which opened September 30, 1994. The Company contributed its Certificate of Preliminary Approval and certain leases to the partnership.

    On December 5, 1994, the stockholders of Jazz entered in an agreement to sell 100% of the common stock of Jazz to Argosy. The transaction was consummated on May 30, 1995 and was accounted for as a purchase, therefore establishing a new basis of accounting. Terms of the transaction allowed Argosy to acquire Jazz's 10% limited partnership interest in the Baton Rouge casino and all of Jazz's interest in the Catfish Town real estate development.

    Under terms of the purchase agreement, Argosy made initial cash payments to Jazz totalling $8,500 and is required to make additional payments to the former shareholders of Jazz of $1,350 annually for ten years, and payments of $500 annually for the following ten years. The net present value of these additional payments was approximately $9,400 assuming a discount rate of 10.5%, and is included in long-term debt at December 31, 1996 and 1995. In addition, Argosy forgave loans to Jazz and its principals of approximately $20,700, assumed certain construction obligations, ordinary course accounts payable and other liabilities totalling approximately $7,300 and paid expenses of approximately $900. Under terms of the Purchase Agreement substantially all other obligations of Jazz existing at the time of the purchase remain the responsibility of the former owners of Jazz.

    In the accompanying financial statements, "Predecessor Company" refers to Jazz prior to its purchase by Argosy and "Company" refers to Jazz subsequent to its purchase by Argosy. The financial statements of the Predecessor Company are not comparable to the financial statements of the Company.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company and Predecessor Company considers cash and all liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1995.

    GOODWILL

    Goodwill represents the cost in excess of fair value of net assets acquired, and is amortized over 40 years. Accumulated amortization is $348 and $944 at December 31, 1996 and 1995, respectively.

    INVESTMENT IN PARTNERSHIP

    The Company records its investment in the partnership under the equity method as it believes that it has significant influence over the partnership since the partnership's parent and Jazz are wholly-owned subsidiaries of Argosy.

                             JAZZ ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the shorter of the estimated useful lives or lease period as follows:

Buildings and improvements........................                  31 years
Furniture, fixtures and equipment.................              5 to 7 years

    RENTAL INCOME

    Rental income is recognized over the life of the associated lease. Minimum future rents to be received under operating leases are $341 in 1997 and $85 in 1998, respectively.

    PREOPENING COSTS

    Preopening costs, which consist primarily of labor, training and marketing costs incurred by the Predecessor Company and the Company, are expensed as incurred.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense was $53, $0, $27, $66 and $93 for 1996, the seven months ended December 31, 1995, the three months ended May 30, 1995 and the years ended February 28, 1995 and 1994, respectively.

    INCOME TAXES

    Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

    Income taxes for the Predecessor Company were recorded in accordance with the liability method specified by Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes."

    RECLASSIFICATIONS

    Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

    INTERIM FINANCIAL STATEMENTS

    The financial statements of the Predecessor Company for the three months ended May 30, 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Predecessor Company's financial position and results of operations for such periods have been included. The results for the three months ended May 30, 1995 are not necessarily indicative of the results to be expected for future periods.

                             JAZZ ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following: December 31,

                                                                            1996       1995
                                                                          ---------  ---------
Land....................................................................  $   8,187  $   8,187
Buildings and improvements..............................................     48,192
Furniture, fixtures and equipment.......................................      2,444        488
Construction in progress................................................         50     13,632
                                                                          ---------  ---------
                                                                             58,873     22,307
Less accumulated depreciation and amortization..........................     (1,576)       (57)
                                                                          ---------  ---------
Net property and equipment..............................................  $  57,297  $  22,250
                                                                          ---------  ---------
                                                                          ---------  ---------

3.  LONG-TERM DEBT

    Notes payable and long term debt consists of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Notes payable to former owner, principal and interest due quarterly
  through September 2015, discounted at 10.5%...........................  $   7,011  $   9,202
Noninterest bearing advances from related party, no stated maturity.....     74,474     36,589
                                                                          ---------  ---------
                                                                             81,485     45,791
Less current maturities.................................................                  (399)
                                                                          ---------  ---------
                                                                          $  81,485  $  45,392
                                                                          ---------  ---------
                                                                          ---------  ---------

    The carrying value of long term debt approximates fair value at December 31, 1996. Maturities of long term debt, are as follows:

1997...............................................................  $       0
1998...............................................................        259
1999...............................................................        531
2000...............................................................        589
2001...............................................................        653
Thereafter.........................................................     79,453

                             JAZZ ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

4.  INCOME TAXES

    Income tax expense consists of the following:

                                               COMPANY                                PREDECESSOR COMPANY
                                   --------------------------------  -----------------------------------------------------
                                    YEAR ENDED      SEVEN MONTHS        THREE MONTHS
                                   DECEMBER 31,  ENDED DECEMBER 31,     ENDED MAY 31,      FEBRUARY 28,     FEBRUARY 28,
                                       1996             1995          1995 (UNAUDITED)         1995             1994
                                   ------------  ------------------  -------------------  ---------------  ---------------
Current:
  Federal........................   $                $       30           $                  $                $
  State..........................                                                65                 65               38
                                   ------------         -------                 ---                ---              ---
Total current....................                            30                  65                 65               38
                                   ------------         -------                 ---                ---              ---
Income tax expense...............   $                $       30           $      65          $      65        $      38
                                   ------------         -------                 ---                ---              ---
                                   ------------         -------                 ---                ---              ---

    The tax effects of significant temporary differences of the Company representing deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                               1996       1995
                                                                             ---------  ---------
Tax over book depreciation.................................................  $    (440) $    (202)
Preopening.................................................................        833        833
Effects of NOL Carryforward................................................        728        164
Other, net.................................................................         34         25
                                                                             ---------  ---------
                                                                                 1,155        820
Valuation allowance........................................................     (1,155)      (820)
                                                                             ---------  ---------
Net deferred tax assets....................................................  $          $
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty of realization. The Company has tax net operating loss carryforwards of approximately $1,800 which expire from 2008 through 2011.

5.  RELATED PARTY TRANSACTIONS

    The Company leases, for a, minimum of five years with six five-year renewal options, a docking site, office and warehouse space to the partnership. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts, as defined. Approximately $3,091 and $1,786 in 1996 and for the seven months ended December 31, 1995 respectively resulted from this lease with the partnership. The Predecessor Company received lease fees of $413 for the period September 30 through October 31, 1994. As a result of the sale of 100% of the common stock of the Predecessor Company to Argosy, the lease fees were suspended from November 1994 until the closing of the purchase. Subsequent to the closing of the sale of the Company to Argosy, the partnership resumed its obligations under the lease with the Company.

    Indirect costs incurred by Argosy, on behalf of the Company, are not allocated as they are immaterial.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    During 1996, the Company received property and equipment with a fair value of $12,471 from Argosy and this amount increased the noninterest bearing advances from related parties.

                             JAZZ ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

    The Company paid interest of $951 and $490 in 1996 and for the seven months ended December 31, 1995, respectively.

    During the years ended February 28, 1995 and 1994, the Predecessor Company acquired equipment financed by vendors totaling $19 and $7, respectively.

    In the year ended February 28, 1995, the Predecessor Company's stockholders paid $578 to reduce amounts due to affiliates.

    During the year ended February 28, 1995, construction costs and other payables in the amount of $3,352 were paid on behalf of the Predecessor Company by Argosy.

    During the year ended February 28, 1995, land in the amount of $425 was exchanged for notes payable by the Predecessor Company.

    During the year ended February 28, 1995, the Predecessor Company paid cash for interest and state income taxes in the amount of $6 and $38 respectively. No interest or taxes were paid during the three months ended May 30, 1995 or the year ended February 28, 1994.

7.  COMMITMENTS

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and the Predecessor Company entered into an agreement which required the Predecessor Company and the partnership to pay to the City-Parish $2.50 per passenger. Additionally, the Predecessor Company agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger until actual construction of a hotel commences by the Company or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1996, the partnership has paid all admission payments due under the above agreements.

    The Company leases certain premises under noncancelable operating leases. Future minimum lease payments under the noncancelable operating leases with initial terms of one year or more are as follows:

1997................................................................        213
1998................................................................        213
1999................................................................        213
2000................................................................        202
2001................................................................        202
Thereafter..........................................................     15,144

    Rent expense for the year ended December 31, 1996, the seven months ended December 31, 1995, the three months ended May 30, 1995, the year ended February 28, 1995 and the year ended February 28, 1994 was $283, $265, $48, $788 and
$498, respectively.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors

The Indiana Gaming Company

    We have audited the accompanying consolidated balance sheets of The Indiana Gaming Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Indiana Gaming Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Indianapolis, Indiana

February 6, 1997

                           THE INDIANA GAMING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1996       1995
                                                                                             ----------  ---------
CURRENT ASSETS:
  Cash and cash equivalents................................................................  $    9,216  $       2
  Accounts receivable, net.................................................................         138
  Prepaid insurance........................................................................                    107
  Other current assets.....................................................................       1,706         92
                                                                                             ----------  ---------
    Total current assets...................................................................      11,060        201
                                                                                             ----------  ---------
NET PROPERTY AND EQUIPMENT.................................................................      69,392     11,070

OTHER ASSETS:
  Deposits.................................................................................           5      1,052
  Cash and cash equivalents--restricted....................................................      14,919
  Intangible assets, net of accumulated amortization of $61 in 1996........................      31,459      4,405
                                                                                             ----------  ---------
    Total other assets.....................................................................      46,383      5,457
                                                                                             ----------  ---------

TOTAL ASSETS...............................................................................  $  126,835  $  16,728
                                                                                             ----------  ---------
                                                                                             ----------  ---------

CURRENT LIABILITIES:
  Accounts payable.........................................................................  $    3,115  $   1,840
  Accrued payroll and related expenses.....................................................         912         73
  Accrued interest and dividends payable--related parties..................................       2,198
  Installment contracts payable............................................................       3,252
  Other accrued liabilities................................................................       1,452          2
  Current maturities of long-term debt--related parties....................................       2,900
  Current maturities of other long-term obligations........................................       5,169
                                                                                             ----------  ---------
    Total current liabilities..............................................................      18,998      1,910
                                                                                             ----------  ---------

LONG-TERM DEBT--RELATED PARTIES............................................................      86,612     15,225

OTHER LONG-TERM OBLIGATIONS................................................................      15,000

MINORITY INTERESTS.........................................................................      14,490      1,709

STOCKHOLDER'S EQUITY
  Common stock - $.01 par value, 1,000 shares authorized issued and outstanding Accumulated
  deficit..................................................................................      (8,265)    (2,121)
                                                                                             ----------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.................................................  $  126,835  $  16,728
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                        1996       1995       1994
                                                                                     ----------  ---------  ---------
REVENUES:
  Casino...........................................................................  $    3,930  $          $
  Admissions.......................................................................         776
  Food, beverage and other.........................................................         167
                                                                                     ----------  ---------  ---------
                                                                                          4,873
  Less promotional allowances......................................................        (462)
                                                                                     ----------  ---------  ---------
Net revenues.......................................................................       4,411
                                                                                     ----------  ---------  ---------

COSTS AND EXPENSES:
  Casino...........................................................................       2,116
  Food, beverage and other.........................................................         149
  Other operating expenses.........................................................         711
  Selling, general and administrative..............................................         783
  Depreciation and amortization....................................................         378
  Management fees--related parties.................................................          38
  Preopening.......................................................................      11,036      2,143        839
                                                                                     ----------  ---------  ---------
                                                                                         15,211      2,143        839
                                                                                     ----------  ---------  ---------
Loss from operations...............................................................     (10,800)    (2,143)      (839)
                                                                                     ----------  ---------  ---------

OTHER INCOME (EXPENSE):
  Interest income..................................................................         127
  Interest expense.................................................................        (192)
                                                                                     ----------  ---------  ---------
                                                                                            (65)
                                                                                     ----------  ---------  ---------
Net loss before minority interests.................................................     (10,865)    (2,143)      (839)
Minority interests.................................................................       4,721        906        357
                                                                                     ----------  ---------  ---------
Net loss...........................................................................  $   (6,144) $  (1,237) $    (482)
                                                                                     ----------  ---------  ---------
                                                                                     ----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                            TOTAL
                                                                                 COMMON    ACCUMULATED   STOCKHOLDER'S
                                                                     SHARES       STOCK      DEFICIT       DEFICIT
                                                                   -----------  ---------  ------------  ------------
Balance, December 31, 1993.......................................       1,000   $           $     (402)   $     (402)
  Net loss.......................................................                                 (482)         (482)
                                                                        -----   ---------  ------------  ------------
Balance, December 31, 1994.......................................       1,000                     (884)         (884)
  Net loss.......................................................                               (1,237)       (1,237)
                                                                        -----   ---------  ------------  ------------
Balance, December 31, 1995.......................................       1,000                   (2,121)       (2,121)
  Net loss.......................................................                               (6,144)       (6,144)
                                                                        -----   ---------  ------------  ------------
Balance, December 31, 1996.......................................       1,000   $           $   (8,265)   $   (8,265)
                                                                        -----   ---------  ------------  ------------
                                                                        -----   ---------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1996        1995       1994
                                                                                  ----------  ----------  ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss........................................................................  $   (6,144) $   (1,237) $    (482)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................................         453          20
    Minority interests..........................................................      (4,721)       (906)      (357)
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................        (138)        238       (235)
    Other current assets........................................................        (941)       (201)
    Accounts payable............................................................       1,630       1,965     (1,327)
    Accrued interest payable....................................................         656
    Accrued liabilities.........................................................       2,289          75
                                                                                  ----------  ----------  ---------
  Net cash used in operating activities.........................................      (6,916)        (46)    (2,401)
                                                                                  ----------  ----------  ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow................................................     (14,919)
  Purchases of property and equipment...........................................     (52,879)     (7,566)    (3,949)
  Payments under development agreement and other infrastructure improvements....      (6,946)     (4,405)
                                                                                  ----------  ----------  ---------
  Net cash used in investing activities.........................................     (74,744)    (11,971)    (3,949)
                                                                                  ----------  ----------  ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Increase in advances from affiliates..........................................      50,438      10,535      4,565
  Payments on installment contracts.............................................      (1,805)
  Proceeds from contributed capital.............................................      19,044       1,484      1,785
  Proceeds from long-term debt..................................................      23,197
                                                                                  ----------  ----------  ---------
Net cash provided by financing activities.......................................      90,874      12,019      6,350
                                                                                  ----------  ----------  ---------
Net increase in cash............................................................       9,214           2
Cash, beginning of year.........................................................           2
                                                                                  ----------  ----------  ---------
Cash, end of year...............................................................  $    9,216  $        2  $
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57 1/2% general partner in the Partnership, together with, three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. On December 10, 1996, the Company commenced operations at a temporary site and ceased being in the development stage. The Company is constructing its permanent site which it expects to open in December 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany transactions have been eliminated.

    CASH AND CASH EQUIVALENTS--The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Temporary site improvements.......................      1 year
Leasehold and shore improvements..................      5-31 years
Furniture, fixtures and equipment.................      5-10 years

    RESTRICTED CASH AND CASH EQUIVALENTS--Restricted cash and cash equivalents represents funds placed into an escrow account which may only be used to fund progress payments related to the construction of the Company's permanent landing facility.

    LICENSE APPLICATION FEES--License application fees associated with obtaining a gaming license have been capitalized and are a part of intangible assets at December 31, 1996. These costs are being amortized over the life of the gaming license, which is five years. Total amortization expense was $11 for the year ended December 31, 1996.

    REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                                          1996
                                                                                        ---------
Admissions............................................................................  $     190
Food, beverage and other..............................................................          4

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    PREOPENING COSTS--Preopening costs, which consist primarily of labor, vessel rent, training and marketing costs incurred prior to the commencement of gaming operations, are expensed as incurred.

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $503, $112 and $5 for the years ended December 31, 1996, 1995 and 1994, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Land........................................................................................  $  16,015  $   6,591
Leasehold and shore improvements............................................................      5,892
Furniture, fixtures and equipment...........................................................      9,367        114
Construction in progress....................................................................     38,534      4,389
                                                                                              ---------  ---------
                                                                                                 69,808     11,094
Less accumulated depreciation and amortization..............................................       (416)       (24)
                                                                                              ---------  ---------
Net property and equipment..................................................................  $  69,392  $  11,070
                                                                                              ---------  ---------
                                                                                              ---------  ---------

3.  LONG-TERM DEBT--RELATED PARTIES

    Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                                                1996       1995
                                                                                              ---------  ---------
Capital loans payable to Argosy, noninterest bearing, no stated due date....................  $  66,315  $  15,225
Capital loans payable to partner interest at prime plus 6% (14.25% at December 31, 1996)
  principal paid in quarterly installments over eight years.................................     23,197
                                                                                              ---------  ---------
                                                                                                 89,512     15,225
Less current maturities.....................................................................     (2,900)
                                                                                              ---------  ---------
                                                                                              $  86,612  $  15,225
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Interest expense on the capital loans from the partner compounds quarterly to the extent unpaid. Principal on the capital loans is amortized over eight years with equal annual payments of principal. The Company is obligated to pay contemporaneously with distributions of Cash Flow, as defined, current and accrued interest and then principal on the Capital Loans to the Partner, pro rata, in relation to their principal balance of the respective Capital Loans then outstanding.

    Interest expense to the partner amounted to $192 (net of $1,680 capitalized) in the year ended December 31, 1996.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

4.  INCOME TAXES

    The tax effects of significant temporary differences representing deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                                             1996       1995
                                                                           ---------  ---------
Preopening...............................................................  $  (5,670) $  (1,545)
NOL carryforward.........................................................       (104)
Other, net...............................................................         (9)
                                                                           ---------  ---------
                                                                              (5,783)    (1,545)
Valuation allowance......................................................      5,783      1,545
                                                                           ---------  ---------
                                                                           $          $
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertainty of realization. The Company has a net operating loss carryforward for income tax purposes of approximately $260 which expires in 2011.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment in the amount of $5,056 in 1996 which was financed through installment contracts.

    The Company paid $207 of interest for the year ended December 31, 1996. No interest was paid in 1995 or 1994.

6.  LEASES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1996, are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------
1997................................................................  $   4,767
1998................................................................        362
1999................................................................        285
2000................................................................        107

    Rent expense for the years ended December 31, 1996, 1995 and 1994 was $2,837, $148 and $11 respectively.

7.  OTHER RELATED PARTY TRANSACTIONS

    The Partnership has entered into a Management Agreement, as amended ("Management Agreement"), with the Company, as the sole and exclusive manager of all operations of the Partnership. The term of the Management Agreement is twenty years, however, the term may be extended in the event that the term of the Partnership is extended beyond the year 2014. The Partnership will pay to the Company a Management Fee in the amount of 12.5% of the operating profit of the Partnership, as defined. Under a separate financial advisory agreement the Company has agreed to pay Conseco a financial advisory fee equal to 40% of the management fee.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    The partnership agreement stipulates that the Partnership shall distribute excess cash flow, as defined, to the partners at least quarterly, in the following order: (i) partner tax distributions, (ii) prepayment of principal on capital loans, (iii) accrued preferred equity return, (iv) return of preferred equity and, (v) return of common equity.

    The Company has entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals are approximately $500 for these facilities. Total expense recognized under the subleases was $2,462 in 1996.

    Argosy provides certain services for the Company, primarily, centralized reservations and insurance. Reimbursement of these expenses has been recorded by the Company as due to affiliates.

    The Company has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $133 in 1996.

8.  EMPLOYEES BENEFIT PLAN

    The Company participates in an Argosy sponsored 401(k) defined-contribution plan which was established in 1994 and covers substantially all of the Company's full-time employees. Participants can contribute a maximum of 10% of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code, and the Company has matched 100% of participants' contributions up to 5% of their eligible salaries. Expense recognized under the Plan was $52, $5 and $0 for the years ended December 31, 1996, 1995 and 1994.

9.  COMMITMENTS AND CONTINGENCIES

    CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS--In accordance with the terms of the Development Agreement, the Company entered into a lease with the City of Lawrenceburg for docking privileges for the riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Company. Under the terms of the Development Agreement, the Company pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

    The Company has agreed to pay the City of Lawrenceburg approximately $33,848 in reimbursements for infrastructure improvements and unrestricted grants. These have been recorded as an intangible asset in the balance sheet at December 31, 1996. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the Development Agreement. Total amortization expense was $50 for the year ended December 31, 1996.

    Included in other long term obligations is $20,169 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $12,169 is payable as follows: $5,169 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

    COMPLETION OF PERMANENT FACILITY--Provisions of the partnership agreement stipulate that capital contributions, including partner loans up to a total project cost, as defined, of $225 million will be made 57 1/2% by the Company and 42 1/2% by the limited partners with any excess project cost being the sole responsibility of the Company.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    The Company may only operate at its temporary site for one year. The completion of the permanent facility is subject to the satisfaction of numerous conditions including weather conditions and the receipt of numerous permits and licenses. There can be no assurance that the permanent facility will be open within one year of the opening of the temporary facility.

    BONDING OBLIGATION--The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

    PERMANENT RIVERBOAT CASINO--The Partnership has entered into an agreement for the construction of its permanent riverboat facility. Total estimated costs of this contract is approximately $39 million. As of December 31, 1996, the Company had made approximately $23.3 million in progress payments.

    TERMINATION OF LAWRENCEBURG PARTNERSHIP--Under the terms of the partnership agreement, after the third anniversary date of commencement of operations each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

    GUARANTY OF PARENT OBLIGATIONS--On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Indiana Gaming Company, L.P.

    We have audited the accompanying balance sheets of Indiana Gaming Company, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gaming Company, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Indianapolis, Indiana
February 6, 1997

                          INDIANA GAMING COMPANY, L.P.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1996       1995
                                                                                             ----------  ---------
CURRENT ASSETS:
  Cash and cash equivalents................................................................  $    9,216  $       2
  Accounts receivable, net.................................................................         138
  Prepaid insurance........................................................................                    107
  Other current assets.....................................................................       1,706         92
                                                                                             ----------  ---------
    Total current assets...................................................................      11,060        201
                                                                                             ----------  ---------
NET PROPERTY AND EQUIPMENT.................................................................      68,349     10,949
OTHER ASSETS:
  Deposits.................................................................................           5      1,052
  Cash and cash equivalents--restricted....................................................      14,919
  Intangible assets, net of accumulated amortization of $61 in 1996........................      31,459      4,405
                                                                                             ----------  ---------
    Total other assets.....................................................................      46,383      5,457
                                                                                             ----------  ---------
TOTAL ASSETS...............................................................................  $  125,792  $  16,607
                                                                                             ----------  ---------
                                                                                             ----------  ---------
CURRENT LIABILITIES:
  Accounts payable.........................................................................  $    3,464  $   1,840
  Accrued payroll and related expenses.....................................................         912         73
  Accrued interest and preferred equity return.............................................       5,240
  Installment contracts payable............................................................       3,252
  Other accrued liabilities................................................................       1,452          2
  Due to affiliates........................................................................         777        125
  Current maturities of long-term debt-related parties.....................................       7,066
  Current maturities of other long-term obligations........................................       5,169
                                                                                             ----------  ---------
    Total current liabilities..............................................................      27,332      2,040
                                                                                             ----------  ---------
LONG-TERM DEBT-RELATED PARTIES.............................................................      49,463
OTHER LONG-TERM OBLIGATIONS................................................................      15,000
PARTNERS' EQUITY:
  General partner..........................................................................      19,549     12,858
  Limited partners.........................................................................      14,448      1,709
                                                                                             ----------  ---------
    Total partners' equity.................................................................      33,997     14,567
                                                                                             ----------  ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY.....................................................  $  125,792  $  16,607
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                        1996       1995       1994
                                                                                     ----------  ---------  ---------
REVENUES:
  Casino...........................................................................  $    3,930  $          $
  Admissions.......................................................................         776
  Food, beverage and other.........................................................         167
                                                                                     ----------  ---------  ---------
                                                                                          4,873
  Less promotional allowances......................................................        (462)
                                                                                     ----------  ---------  ---------
Net revenues.......................................................................       4,411
                                                                                     ----------  ---------  ---------
COSTS AND EXPENSES:
  Casino...........................................................................       2,116
  Food, beverage and other.........................................................         149
  Other operating expenses.........................................................         711
  Selling, general and administrative..............................................         685
  Depreciation and amortization....................................................         378
  Management fees--related parties.................................................          94
  Preopening.......................................................................      10,979      2,131        839
                                                                                     ----------  ---------  ---------
                                                                                         15,112      2,131        839
                                                                                     ----------  ---------  ---------
Loss from operations...............................................................     (10,701)    (2,131)      (839)

OTHER INCOME (EXPENSE):
  Interest income..................................................................         127
  Interest expense.................................................................        (534)
                                                                                     ----------  ---------  ---------
                                                                                           (407)
                                                                                     ----------  ---------  ---------
Net loss prior to preferred equity return..........................................     (11,108)    (2,131)      (839)
Preferred equity return............................................................      (3,726)
                                                                                     ----------  ---------  ---------
Net loss attributable to common equity partners....................................  $  (14,834) $  (2,131) $    (839)
                                                                                     ----------  ---------  ---------
                                                                                     ----------  ---------  ---------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                   COMMON EQUITY (DEFICIT)                 PREFERRED EQUITY
                                             -----------------------------------  -----------------------------------     TOTAL
                                               GENERAL      LIMITED                 GENERAL      LIMITED                PARTNERS'
                                               PARTNER     PARTNERS      TOTAL      PARTNER     PARTNERS      TOTAL      EQUITY
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1993.................   $    (402)   $    (297)  $    (699)  $            $           $           $    (699)
  Capital contributions....................       4,565        1,785       6,350                                            6,350
  Net loss.................................        (482)        (357)       (839)                                            (839)
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1994.................       3,681        1,131       4,812                                            4,812
  Capital contributions....................       5,066        1,484       6,550       5,336                    5,336      11,886
  Net loss.................................      (1,225)        (906)     (2,131)                                          (2,131)
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1995.................       7,522        1,709       9,231       5,336                    5,336      14,567
  Capital contributions....................                    3,850       3,850      15,220       15,194      30,414      34,264
  Net loss prior to preferred equity
    return.................................      (6,387)      (4,721)    (11,108)                                         (11,108)
  Preferred equity return..................      (2,142)      (1,584)     (3,726)      2,184        1,542       3,726
  Accrued preferred equity distribution....                                           (2,184)      (1,542)     (3,726)     (3,726)
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1996.................   $  (1,007)   $    (746)  $  (1,753)  $  20,556    $  15,194   $  35,750   $  33,997
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss....................................................................  $  (14,834) $   (2,131) $     (839)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................         453          20
    Accrued preferred equity dividends........................................       3,726
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................        (138)        238        (235)
    Other current assets......................................................        (941)       (201)
    Accounts payable..........................................................       1,977       1,965      (1,327)
    Accrued interest payable..................................................       1,514
    Accrued liabilities.......................................................       2,289          75
                                                                                ----------  ----------  ----------
      Net cash used in operating activities...................................      (5,954)        (34)     (2,401)
                                                                                ----------  ----------  ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow..............................................     (14,919)
  Purchases of property and equipment.........................................     (51,955)     (7,445)     (3,949)
  Payments under development agreement and other infrastructure
    improvements..............................................................      (6,946)     (4,405)
                                                                                ----------  ----------  ----------
      Net cash used in investing activities...................................     (73,820)    (11,850)     (3,949)
                                                                                ----------  ----------  ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Payments on installment contracts...........................................      (1,805)
  Proceeds from contributed capital...........................................      34,264      11,886       6,350
  Proceeds from long-term debt................................................      56,529
                                                                                ----------  ----------  ----------
      Net cash provided by financing activities...............................      88,988      11,886       6,350
                                                                                ----------  ----------  ----------

Net increase in cash..........................................................       9,214           2
Cash, beginning of year.......................................................           2
                                                                                ----------  ----------  ----------
Cash, end of year.............................................................  $    9,216  $        2  $
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership is constructing its permanent site which it expects to open in December 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--The Partnership considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Temporary site improvements.......................                    1 year
Leasehold and shore improvements..................                5-31 years
Furniture, fixtures and equipment.................                5-10 years

    RESTRICTED CASH AND CASH EQUIVALENTS--Restricted cash and cash equivalents represents funds placed into an escrow account which may only be used to fund progress payments related to the construction of the Partnership's permanent landing facility.

    LICENSE APPLICATION FEES--License application fees associated with obtaining a gaming license have been capitalized and included in the balance sheet as a part of intangible assets at December 31, 1996. These costs are being amortized over the life of the gaming license, which is five years. Total amortization expense was $11 for the year ended December 31, 1996.

    REVENUES AND PROMOTIONAL ALLOWANCES--The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                                          1996
                                                                                        ---------
Admissions............................................................................  $     190
Food, beverage and other..............................................................          4

    PREOPENING COSTS--Preopening costs, which consist primarily of labor, vessel rent, training and marketing costs incurred prior to the commencement of gaming operations, are expensed as incurred.

    ADVERTISING COSTS--The Partnership expenses advertising costs as incurred. Advertising expense was $503, $112 and $5 for the years ended December 31, 1996, 1995 and 1994, respectively.

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

    INCOME TAXES--No provision (credit) for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Land....................................................................  $  16,015  $   6,591
Leasehold and shore improvements........................................      5,892
Furniture, fixtures and equipment.......................................      9,367        114
Construction in progress................................................     37,491      4,268
                                                                          ---------  ---------
                                                                             68,765     10,973
Less accumulated depreciation and amortization..........................       (416)       (24)
                                                                          ---------  ---------
Net property and equipment..............................................  $  68,349  $  10,949
                                                                          ---------  ---------
                                                                          ---------  ---------

3.  LONG-TERM DEBT--RELATED PARTIES

    Long-term debt consists of the following at December 31, 1996:

Capital loans payable to partners, interest at prime plus 6%
  (14.25% at December 31, 1996), principal paid in quarterly installments over eight years....................................  $  56,529
Less current maturities............................................     (7,066)
                                                                     ---------
                                                                     $  49,463
                                                                     ---------
                                                                     ---------

    Interest expense on the capital loans from the partners compounds quarterly to the extent unpaid. Principal on the capital loans is amortized over eight years with equal annual payments of principal. The Partnership is obligated to pay contemporaneously with distributions of Cash Flow, as defined, current and accrued interest, first, and then principal, on the Capital Loans to the Partners, pro rata, in relation to the principal balances of their respective Capital Loans then outstanding.

    Interest expense to related parties amounted to $636 (net of $874 capitalized) in the year ended December 31, 1996.

4.  PREFERRED EQUITY

    Under the terms of the partnership agreement governing the Partnership, preferred equity of $35,750 has been contributed to the Partnership. Of this amount $20,556 was contributed by the General Partner and $15,194 was contributed by Conseco.

    The preferred equity carries a 14% dividend rate which is cumulative and is compounded annually. The preferred equity return is to be paid from available cash flow, as defined, in accordance with the terms of the partnership agreement.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Partnership acquired equipment in the amount of $5,056 in 1996 which was financed through installment contracts.

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

    The Partnership paid $207 interest for the year ended December 31, 1996. No interest was paid in 1995 or 1994.

6.  LEASES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1996, are as follows:

Years ending December 31,
  1997..............................................................  $   4,767
  1998..............................................................        362
  1999..............................................................        285
  2000..............................................................        107

    Rent expense for the years ended December 31, 1996, 1995 and 1994 was $2,837, $148 and $11 respectively.

7.  OTHER RELATED PARTY TRANSACTIONS

    The Partnership has entered into a Management Agreement, as amended ("Management Agreement"), with the General Partner, as the sole and exclusive manager of all operations of the Partnership. The term of the Management Agreement is twenty years, however, the term may be extended in the event that the term of the Partnership is extended beyond the year 2014. The Partnership will pay to the General Partner a Management Fee in the amount of 12.5% of the operating profit of the Partnership, as defined. Under a separate financial advisory agreement the General Partner has agreed to pay Conseco a financial advisory fee equal to 40% of the Management Fee.

    The partnership agreement stipulates that the Partnership shall distribute excess cash flow, as defined, to the partners at least quarterly, in the following order: (i) partner tax distributions, (ii) prepayment of principal on capital loans, (iii) accrued preferred equity return, (iv) return of preferred equity and, (v) return of common equity.

    The Partnership has entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals are approximately $500 for these facilities. Total expense recognized under the subleases was $2,462 in 1996.

    Argosy provides certain services for the Partnership, primarily, centralized reservations and insurance. Reimbursement of these expenses has been recorded by the Partnership as due to affiliates.

    The Partnership has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $133 in 1996.

8.  EMPLOYEES BENEFIT PLAN

    The Partnership participates in an Argosy sponsored 401(k) defined-contribution plan which was established in 1994 and covers substantially all of the Partnership's full-time employees. Participants can contribute a maximum of 10% of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code, and the Partnership has matched 100% of participants' contributions up to 5% of their eligible salaries. Expense recognized under the Plan was $52, $5 and $0 for the years ended December 31, 1996, 1995 and 1994.

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

9.  COMMITMENTS AND CONTINGENCIES

    CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS--In accordance with the terms of the Development Agreement, the Partnership entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Partnership. Under the terms of the Development Agreement, the Partnership pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

    The Partnership has agreed to pay the City of Lawrenceburg $33,848 in reimbursements for infrastructure improvements and unrestricted grants. Subsequent to the commencement of operations at the temporary site, these have been recorded as an intangible asset in the balance sheet at December 31, 1996. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the Development Agreement. Total amortization expense was $50 for the year ended December 31, 1996.

    Included in other long term obligations is $20,169 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $12,169 is payable as follows:
$5,169 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

    COMPLETION OF PERMANENT FACILITY--Provisions of the partnership agreement stipulate that capital contributions, including partner loans up to a total project cost, as defined, of $225 million will be made 57 1/2% by the General Partner and 42 1/2% by the limited partners with any excess project cost being the sole responsibility of the General Partner.

    The Partnership may only operate at its temporary site for one year. The completion of the permanent facility is subject to the satisfaction of numerous conditions including weather conditions and the receipt of numerous permits and licenses. There can be no assurance that the permanent facility will be open within one year of the opening of the temporary facility.

    BONDING OBLIGATION--The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

    PERMANENT RIVERBOAT CASINO--The Partnership has entered into an agreement for the construction of its permanent riverboat facility. Total estimated costs of this contract is approximately $39 million. As of December 31, 1996, the Partnership had made approximately $23.3 million in progress payments.

    TERMINATION OF LAWRENCEBURG PARTNERSHIP--Under the terms of the Partnership Agreement, after the third anniversary date of commencement of operations each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required in response to this item is set forth under the captions "Election of Directors" and "Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required in response to this item is set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in response to this item is set forth under the caption "Record Date, Required Vote, Outstanding Shares and Holdings of Certain Stockholders--Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in response to this item is set forth under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K.

    1. The following consolidated financial statements of the Company and independent auditors' report thereon, included in the Annual Report, are incorporated by reference in Item 8. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

   Consolidated Balance Sheets--December 31, 1996 and 1995.

   Consolidated Statements of Operations--years ended December 31, 1996, 1995 and 1994.

   Consolidated Statements of Stockholders' Equity--years ended December 31,
    1996, 1995 and 1994.

   Notes to Consolidated Financial Statements.

   Report of Independent Auditors.

    2. The financial statement schedules of the Company have been omitted because they are not required or not applicable or the required information is shown in the financial statement or notes thereto.

    3. The exhibits listed on the "Index to Exhibits" on page 99 are filed with this Form 10-K or incorporated by reference as set forth below.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
   3.1     Amended and Restated Certificate of Incorporation of the Company (previously filed with the Securities and Exchange Commission ("SEC") as an Exhibit to the Company's Registration Statement on Form S-1
             (File No. 33-55878) and incorporated herein by reference).

   3.2     Amended and Restated By-laws of the Company (previously filed with the SEC as an Exhibit to the
             Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).

   4.1     Form of the Company's 13 1/4% First Mortgage Notes due 2004 issued on June 5, 1996 in the aggregate principal amount of $235,000,000 (previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

   4.2     Form of Guarantee issued on June 5, 1996 by Alton Gaming Company, Argosy of Louisiana, Inc., Catfish
             Queen Partnership in Commendam, The Indiana Gaming Company, Iowa Gaming Company, Jazz Enterprises,
             Inc., The Missouri Gaming Company and The St. Louis Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

   4.3     Indenture dated as of June 5, 1996 by and among the Company, First National Bank of Commerce, as
             Trustee, and the Guarantors named therein, for the Company's $235,000,000 of 13 1/4% First Mortgage
             Notes due 2004 (previously filed with the SEC as an Exhibit to the Company's Registration Statement
             on Form S-4 (File No. 333-7299) and incorporated herein by reference).

   4.4     Registration Rights Agreement dated as of June 5, 1996 by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed with the SEC as an Exhibit to the
             Company's Registration Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

   4.5     Cash Collateral and Disbursement Agreement dated June 5, 1996 by and among the Company, First National
             Bank of Commerce, as Trustee, and LaSalle National Trust, N.A., as disbursement agent (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No.
             333-7299) and incorporated herein by reference).

   4.6     Form of Security Agreement dated as of June 5, 1996 by and between First National Bank of Commerce, as
             Trustee, and the Company, as Grantor (previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

   4.7     Form of Subsidiary Security Agreements dated as of June 5, 1996 by and between First National Bank of
             Commerce, as Trustee, and each of Alton Gaming Company, Argosy of Louisiana, Inc., Catfish Queen
             Partnership in Commendam, The Indiana Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc.,
             The Missouri Gaming Company and The St. Louis Gaming Company, each as a Grantor (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-7299)
             and incorporated herein by reference).

   4.8     Form of Pledge Agreement dated as of June 5, 1996 by and between First National Bank of Commerce, as
             Trustee, and the Company, as Pledgor (previously filed with the SEC as an

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
             Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

   4.9     Form of Subsidiary Pledge Agreements dated as of June 5, 1996 by and between First National Bank of
             Commerce, as Trustee, and each of Alton Gaming Company, Argosy of Louisiana, Inc., Catfish Queen
             Partnership in Commendam, The Indiana Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc.,
             The Missouri Gaming Company and The St. Louis Gaming Company, each as a Pledgor (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-7299)
             and incorporated herein by reference).

   4.10    Form of First Preferred Ship Mortgages dated as of June 5, 1996 executed in favor of First National
             Bank of Commerce, as Trustee, by each of Alton Gaming Company (relating to Argosy I, Alton Belle
             Casino II and Alton Landing), Catfish Queen Partnership in Commendam (relating to Argosy III), The
             Missouri Gaming Company (relating to Argosy IV), Iowa Gaming Company (relating to Argosy V) and the
             Company (relating to Spirit of America) (previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

   4.11    Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement dated as of June 5, 1996 by and among the Company, First National Bank of Commerce, as Trustee, and Chicago Title Insurance
             Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form
             S-4 (File No. 333-7299) and incorporated herein by reference).

   4.12    Form of Mortgage of Jazz Enterprises, Inc., and Catfish Queen Partnership in Commendam to Secure
             Present and Future Indebtedness, Assignment of Leases and Rents and Security Agreement dated as of
             June 5, 1996 execute in favor of First National Bank of Commerce, as Trustee (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-7299) and
             incorporated herein by reference).

   4.13    Specimen Common Stock Certificate (previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).

   4.14    Indenture dated as of June 6, 1994 between the Company and Bank One, Springfield, as trustee, for the
             Company's $115,000,000 12% Convertible Subordinated Notes due 2001 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33-76456) and incorporated herein by reference).

   4.15    Specimen 12% Convertible Subordinated Note due 2001 (previously filed with the SEC as an Exhibit to the
             Company's Registration Statement on Form S-3 (File No. 33-76456) and incorporated herein by reference).

   4.16    Registration Rights Agreement (previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-3 (File No. 33-76456) and incorporated herein by reference).

   9.1     Pratt Voting Trust Agreement dated as of May 5, 1992 by and between John Biggs Pratt, Sr. and Stephanie
             Pratt (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form
             S-1 (File No. 33-55878) and incorporated herein by reference).

  10.1     Lease dated August 1, 1992 by and between Edward McPike d/b/a Grand Properties and Alton Riverboat
             Gambling Partnership (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the
             year ended December 31, 1994 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  10.2     Bond and Easement Agreement dated as of April 18, 1991 by and between the Alton Riverboat Gambling
             Partnership and the City of Alton, Illinois (previously filed with the SEC as an Exhibit to the
             Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).

  10.3(a)  Employment Agreement by and between the Company and J. Thomas Long (previously filed with the SEC as an
             Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.3(b)  Agreement between J. Thomas Long and the Company dated January 13, 1997.

  10.4     Employment Agreement by and between the Company and Patsy S. Hubbard (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.5     Stock Option Plan (previously filed with the SEC as an Exhibit to the Company's Registration Statement
             on Form S-1 (File No. 33-55878) and incorporated herein by reference).

  10.6     Form of Indemnification Agreement (previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).

  10.7     Director Option Plan (previously filed with the SEC as an Exhibit to the Company's Registration
             Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).

  10.8     Argosy Gaming Company Savings Plan (previously filed with the SEC as an Exhibit to the Company's Form
             8-K dated March 10, 1994 and incorporated herein by reference).

  10.9     Letter Agreement dated as of January 28, 1993 by and between L. Thomas Lakin and the Alton Riverboat
             Gambling Partnership (previously filed with the SEC as an Exhibit to the Company's Registration
             Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).

  10.10    Letter Agreement dated as of January 28, 1993 by and between the Alton Riverboat Gambling Partnership and H. Steven Norton (previously filed with the SEC as an Exhibit to the Company's Registration
             Statement on Form S-3 (File No. 33-76456) and incorporated herein by reference.)

  10.11    Letter Agreement dated March 29, 1995 by and between Floyd C. Warmann and the Company (previously filed with the SEC as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 dated
             March 31, 1995 and incorporated herein by reference).

  10.12    Agreement to Purchase Stock dated January 30, 1995 by and among the Company, Jazz Enterprises, Inc. and the signatory shareholders of Jazz Enterprises, Inc. (previously filed with the SEC as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

  10.13    Contract dated June 7, 1993 by and among the City of Riverside, Missouri, The Missouri Gaming Company
             and the Company, together with amendments thereto (previously filed with the SEC as an Exhibit to the
             Company's Form 8-K dated March 10, 1994 and incorporated herein by reference).

  10.14    Second Amended and Restated Agreement of Limited Partnership dated February 21, 1996 of Indiana Gaming
             Company, L.P. (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.15    Management Agreement dated April 11, 1994 by and between Indiana Gaming Company L.P. and The Indiana
             Gaming Company as amended by Amendment No. 1 to Management

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
             Agreement dated February 21, 1996 (previously filed with the SEC as an Exhibit to the Company's Form
             10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.16    Affirmation of Limited Parent Guaranty of Argosy Gaming Company in favor of the partners of Indiana
             Gaming Company, L.P. dated February 21, 1996 (previously filed with the SEC as an Exhibit to the
             Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.17    Vessel Construction Contract by and between Service Marine Industries, Inc. and Indiana Gaming Company
             L.P. dated as of November 14, 1995 (previously filed with the SEC as an Exhibit to the Company's Form
             10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.18    Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming
             Company L.P. dated as of April 13, 1994 as amended by Amendment Number One to Riverboat Development
             Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P. dated as of
             December 28, 1995 (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the
             year ended December 31, 1995 and incorporated herein by reference).

  10.19    Guaranty of Development Agreement dated as of April 13, 1994 by the Company in favor of the City of
             Lawrenceburg (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.20    Charter Agreement dated October 27, 1994 by and between President Riverboat Casino--New York, Inc. and
             The Missouri Gaming Company (previously filed with the SEC as an exhibit to the Company's Form 10-K dated March 31, 1995 and incorporated herein by reference).

  10.21    Form of Surety Bond and Guaranty, dated December 17, 1996, issued to the Indiana Gaming Commission, as obligee with USF&G, as surety.

  13       Portions of the 1996 Annual Report to Stockholders indicated on the Cross Reference Sheet and Table of
             Contents as incorporated by reference herein.

  21       List of Subsidiaries

  24.1     Consent of Ernst & Young LLP

  24.2     Consent of Grant Thornton LLP

  25       Powers of Attorney of directors

------------------------

(b) The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1996:

    None

(c) The Exhibits filed herewith, if any, are identified on Exhibit index

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                ARGOSY GAMING COMPANY

                                By:            /s/ GEORGE L. BRISTOL
                                     -----------------------------------------
                                                 George L. Bristol
                                           ACTING CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

                  NAME                                TITLE                       DATE
----------------------------------------  ------------------------------  --------------------

         /s/ GEORGE L. BRISTOL
----------------------------------------  Acting Chief Executive Officer     March 28, 1997
           George L. Bristol                and Director

           /s/ JOSEPH G. URAM             Chief Financial Officer
----------------------------------------    (Principal Accounting            March 28, 1997
             Joseph G. Uram                 Officer)

         /s/ EDWARD F. BRENNAN*
----------------------------------------  Director
           Edward F. Brennan

        /s/ FELIX LANCE CALLIS*
----------------------------------------  Director
           Felix Lance Callis

        /s/ WILLIAM F. CELLINI*
----------------------------------------  Director
           William F. Cellini

        /s/ JIMMY F. GALLAGHER*
----------------------------------------  Director
           Jimmy F. Gallagher

       /s/ JOHN BIGGS PRATT, SR.*
----------------------------------------  Director
         John Biggs Pratt, Sr.

          /s/ WILLIAM MCENERY*
----------------------------------------  Director
            William McEnery

*By:    /s/ GEORGE L. BRISTOL
      -------------------------
          George L. Bristol
          Attorney-in-Fact
           March 28, 1997

                             ARGOSY GAMING COMPANY

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
                           DECEMBER 31, 1996 AND 1995
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   14,516  $      886
  Marketable securities...................................................................         126       1,952
  Income taxes receivable.................................................................      11,111       2,197
  Receivables.............................................................................         828         651
  Other current assets....................................................................       2,772         312
                                                                                            ----------  ----------
        Total current assets..............................................................      29,353       5,998
  Net property and equipment..............................................................      15,475       9,629
  Restricted cash.........................................................................      69,632
  Investment in and advances to consolidated subsidiaries.................................     297,601     244,163
  Other assets............................................................................      12,422       5,878
  Deferred taxes..........................................................................       8,743
                                                                                            ----------  ----------
      Total assets........................................................................  $  433,226  $  265,668
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities............................................  $   10,525  $    6,648
Long-term debt............................................................................     350,000     160,500
Deferred income taxes.....................................................................                     980
Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized;--24,333,333 shares issued and
  outstanding in 1996 and 1995............................................................         243         243
Capital in excess of par..................................................................      71,865      71,865
Retained earnings.........................................................................         593      25,432
                                                                                            ----------  ----------
                                                                                                72,701      97,540
                                                                                            ----------  ----------
  Total liabilities and stockholders' equity..............................................  $  433,226  $  265,668
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See accompanying notes to financial statements.

                             ARGOSY GAMING COMPANY

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
                           DECEMBER 31, 1996 AND 1995
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996        1995       1994
                                                                                 ----------  ----------  ---------
REVENUES
Management fees and other......................................................  $    4,875  $    4,071  $   4,844
COSTS AND EXPENSES
General and administrative.....................................................      15,208      13,101      6,399
Development and preopening costs...............................................         835       1,060      3,122
                                                                                 ----------  ----------  ---------
                                                                                     16,043      14,161      9,521
                                                                                 ----------  ----------  ---------
Loss from operations...........................................................     (11,168)    (10,090)    (4,677)
Net interest expense...........................................................     (22,177)     (8,964)    (6,620)
Equity in net (loss) income of consolidated subsidiaries.......................      (6,769)     18,042     16,413
                                                                                 ----------  ----------  ---------
(Loss) income before income taxes and extraordinary expenses...................     (40,114)     (1,012)     5,116
Income tax benefit.............................................................      16,165       7,965      4,519
                                                                                 ----------  ----------  ---------
Net (loss) income before extraordinary item....................................     (23,949)      6,953      9,635
                                                                                 ----------  ----------  ---------
Extraordinary loss on extinguishment of debt (net of income tax benefit of
  $594)........................................................................        (890)
                                                                                 ----------  ----------  ---------
Net (loss) income..............................................................  $  (24,839) $    6,953  $   9,635
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                See accompanying notes to financial statements.

                             ARGOSY GAMING COMPANY

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
                           DECEMBER 31, 1996 AND 1995
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1996         1995        1994
                                                                              -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income.......................................................  $   (24,839) $    6,953  $     9,635
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation............................................................        1,671       1,437          479
    Amortization............................................................        1,761       1,568          382
    Extraordinary item......................................................          890
    Deferred income taxes...................................................       (8,596)        486          119
    Changes in operating assets and liabilities:
      Other current assets..................................................      (11,683)       (825)        (408)
      Accounts payable and accrued liabilities..............................        2,866       4,500          751
                                                                              -----------  ----------  -----------
        Net cash (used in) provided by operating activities.................      (37,930)     14,119       10,958
                                                                              -----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of marketable securities..........................................        1,952         548        4,250
    Purchases of marketable securities......................................         (126)
    Investment in and advances to subsidiaries..............................      (52,719)    (54,592)    (125,660)
    Restricted cash held by trustee.........................................      (69,632)
    Purchases of property and equipment.....................................       (7,641)     (5,509)      (1,017)
    Deposits................................................................          (58)       (194)        (160)
                                                                              -----------  ----------  -----------
      Net cash used in investing activities.................................     (128,224)    (59,747)    (122,587)
                                                                              -----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit............................................       44,500      49,500       44,400
    Retirement of line of credit............................................      (90,000)     (4,000)     (44,400)
    Proceeds from sale of convertible subordinated notes....................                               115,000
    Proceeds from the issuance of long term debt............................      235,000
    Increase in other assets................................................                     (180)         (25)
    Increase in deferred finance costs......................................       (9,716)     (2,441)      (4,775)
                                                                              -----------  ----------  -----------
      Net cash provided by financing activities.............................      179,784      42,879      110,200
                                                                              -----------  ----------  -----------
Net increase (decrease) in cash and cash equivalents........................       13,630      (2,749)      (1,429)
Cash and cash equivalents, beginning of year................................          886       3,635        5,064
                                                                              -----------  ----------  -----------
Cash and cash equivalents, end of year......................................  $    14,516  $      886  $     3,635
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

                See accompanying notes to financial statements.

                             ARGOSY GAMING COMPANY

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
                           DECEMBER 31, 1996 AND 1995
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

BASIS OF PRESENTATION

    The accompanying condensed financial information of Argosy Gaming Company ("Argosy") includes the accounts of Argosy, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy.