Form 10-Q
period 1997-03-31
ARGOSY GAMING CO
filed 1997-05-15
CIK 895385

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

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,333,333 shares of Common Stock, $.01 par value per share, as of May 14, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                    PART I

FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY
    Condensed Consolidated Balance Sheets                                     1
    Condensed Consolidated Statements of Operations                           2
    Condensed Consolidated Statements of Cash Flows                           3
    Notes to Condensed Consolidated Financial Statements                      4


FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE
  NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

   FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
       Condensed Balance Sheets                                               9
       Condensed Statements of Income                                        10
       Condensed Statements of Cash Flows                                    11
       Notes to Condensed Financial Statements                               12

   FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY
       Condensed Balance Sheets                                              13
       Condensed Statements of Income                                        14
       Condensed Statements of Cash Flows                                    15
       Notes to Condensed Financial Statements                               16

   FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
       Condensed Consolidated Balance Sheets                                 18
       Condensed Consolidated Statements of Operations                       19
       Condensed Consolidated Statements of Cash Flows                       20
       Notes to Condensed Consolidated Financial Statements                  21

   FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
       Condensed Balance Sheets                                              22
       Condensed Statements of Operations                                    23
       Condensed Statements of Cash Flows                                    24
       Notes to Condensed Financial Statements                               25

   FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
       Condensed Balance Sheets                                              26
       Condensed Statements of Operations                                    27
       Condensed Statements of Cash Flows                                    28
       Notes to Condensed Financial Statements                               29

   FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
       Condensed Consolidated Balance Sheets                                 30
       Condensed Consolidated Statements of Operations                       31
       Condensed Consolidated Statements of Cash Flows                       32
       Notes to Condensed Consolidated Financial Statements                  33

   FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
       Condensed Balance Sheets                                              35
       Condensed Statements of Operations                                    36
       Condensed Statements of Cash Flows                                    37
       Notes to Condensed Financial Statements                               38

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS                                                                   40


                                       PART II

Item 1   Legal Proceedings                                                   46

Item 2   Changes in Securities                                               49

Item 3   Defaults Upon Senior Securities                                     49

Item 4   Submission of Matters to a Vote of Security Holders                 49

Item 5   Other Information                                                   49

Item 6   Exhibits and Reports on Form 8-K                                    49

                             ARGOSY GAMING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                   MARCH 31,     DECEMBER 31,
                                                      1997           1996
                                                  ----------     ------------
                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                      $    50,830     $     38,284
  Income taxes receivable                              1,972           11,111
  Other current assets                                11,369            9,446
                                                  ----------     ------------
    Total current assets                              64,171           58,841
                                                  ----------     ------------

PROPERTY AND EQUIPMENT, NET                          323,343          314,480
                                                  ----------     ------------

OTHER ASSETS:
   Restricted cash and cash equivalents               80,625           84,551
   Goodwill, net                                      22,774           22,923
   Other, net                                         50,962           51,364
                                                  ----------     ------------
     Total other assets                              154,361          158,838
                                                  ----------     ------------
TOTAL ASSETS                                      $  541,875     $    532,159
                                                  ----------     ------------
                                                  ----------     ------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities       $   28,456     $     29,948
   Other current liabilities                          37,156           15,018
                                                  ----------     ------------
      Total current liabilities                       65,612           44,966
                                                  ----------     ------------

Long-term debt                                       382,342          377,308
Other long-term obligations                           13,452           20,340
Minority interests in equity of
      consolidated subsidiaries                       16,785           16,844

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par; 60,000,000
      shares authorized;
     24,333,333 shares issued and outstanding            243              243
   Capital in excess of par                           71,865           71,865
   Retained (deficit) earnings                        (8,424)             593
                                                  ----------     ------------
      Total stockholders' equity                      63,684           72,701
                                                  ----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  541,875     $    532,159
                                                  ----------     ------------
                                                  ----------     ------------

     See accompanying notes to condensed consolidated financial statements.

                             ARGOSY GAMING COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Per Share Data)

                                                       THREE MONTHS ENDED
                                                  ---------------------------
                                                   MARCH 31,      MARCH 31,
                                                      1997           1996
                                                  ----------     ------------
                                                  (UNAUDITED)     (UNAUDITED)
REVENUES:
  Casino                                          $   76,292     $     58,791
  Admissions                                           4,023            1,995
  Food, beverage and other                             8,362            6,055
                                                  ----------     ------------
                                                      88,677           66,841
 Less promotional allowances                          (6,182)          (4,152)
                                                  ----------     ------------
Net revenues                                          82,495           62,689
                                                  ----------     ------------

COSTS AND EXPENSES:
  Casino                                              39,221           29,071
  Food, beverage and other                             6,891            5,276
  Other operating expenses                             6,974            4,368
  Selling, general and administrative                 17,641           14,318
  Depreciation and amortization                        7,894            5,889
  Development and preopening costs                       163            1,855
  Severance expense                                    1,750
                                                  ----------     ------------
                                                      80,534           60,777
                                                  ----------     ------------
Income from operations                                 1,961            1,912
                                                  ----------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                      1,442               90
  Interest expense                                   (11,902)          (4,211)
                                                  ----------     ------------
                                                     (10,460)          (4,121)
                                                  ----------     ------------

Loss before income taxes and minority interests       (8,499)          (2,209)
Income tax benefit                                                        867
Minority interests                                      (518)             295
                                                  ----------     ------------

Net loss                                          $   (9,017)    $     (1,047)
                                                  ----------     ------------
                                                  ----------     ------------

Net loss per share                                $    (0.37)    $      (0.04)
                                                  ----------     ------------
                                                  ----------     ------------


     See accompanying notes to condensed consolidated financial statements.

                             ARGOSY GAMING COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                       THREE MONTHS ENDED
                                                  ---------------------------
                                                   MARCH 31,      MARCH 31,
                                                      1997           1996
                                                  ----------     ------------
                                                  (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (9,017)     $   (1,047)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation                                         7,379           5,687
  Amortization                                         1,037             627
  Minority interests                                     518            (295)
  Changes in operating assets and liabilities:

  Income taxes receivable                              9,139
  Other current assets                                (1,669)            (57)
  Deposits                                              (170)           (132)
  Accounts payable and other current liabilities      15,969             841
                                                  ----------     ------------

    Net cash provided by operating activities         23,186           5,624
                                                  ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (16,242)        (29,283)
  Increase in restricted cash held by trustees         3,926
  Decrease in long term obligations                   (1,719)
  Increase in other assets                              (379)           (144)
                                                  ----------     ------------
     Net cash used in investing activities           (14,414)        (29,427)
                                                  ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                        25,500
  Payments on long-term debt and installment
    contracts                                         (1,819)           (345)
  Capital contributions from partner                                  10,389
  Proceeds from partner loans                          5,782
  Decrease (increase) in other assets                   (189)            229
                                                  ----------     ------------
    Net cash provided by financing activities          3,774          35,773
                                                  ----------     ------------
Net increase in cash and cash equivalents             12,546          11,970
Cash and cash equivalents, beginning of period        38,284          16,159
                                                  ----------     ------------
Cash and cash equivalents, end of period          $   50,830     $    28,129
                                                  ----------     ------------
                                                  ----------     ------------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)





1.   BASIS OF PRESENTATION

     Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through its subsidiaries, operates riverboat casinos in Alton, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Indiana Gaming Company, L.P., ("Indiana Partnership") a limited partnership in which the Company is general partner and holds a 57.5% partnership interest, opened a riverboat casino and related entertainment and support facilities at a temporary site in Lawrenceburg, Indiana on December 10, 1996. The Indiana Partnership is developing its permanent facility which is expected to open in December 1997.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

     As of March 31, 1997 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $4.4 million against its deferred tax assets.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                      (In Thousands, Except Per Share Data)





2.  COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA DEVELOPMENT--On June 30, 1995 the Indiana Partnership was awarded a preliminary suitability certificate from the Indiana Gaming Commission to develop a riverboat casino project on the Ohio River in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Indiana Partnership. On December 10, 1996 the Indiana Partnership was awarded a gaming license and commenced operations at a temporary facility. The Indiana Partnership is in the process of constructing its permanent facility which is expected to open in December 1997.

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

     Under terms of the Lawrenceburg partnership agreement, after the third anniversary date of commencement of operations at the Lawrenceburg casino, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Indiana Partnership will be sold in its entirety.

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

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,900, including interest through March 31, 1997, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

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



3.   SUBSIDIARY GUARANTORS

     On June 5, 1996, the Company issued its $235 million First Mortgage Notes, due 2004, ("Mortgage Notes") in a private placement transaction. In October, 1996, the Company exchanged all of the outstanding privately placed Mortgage Notes for a like amount of identical Mortgage Notes registered with the Securities and Exchange Commission. The Mortgage Notes rank senior in right of payment to all existing and future indebtedness of the Company.

     The Mortgage Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: Alton
Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and The Indiana Gaming Company (the "Guarantors"). The Mortgage Notes are secured, subject to certain prior liens, by a first lien on (i) substantially all of the assets of the Company including the assets used in the Company's Alton, Riverside, Baton Rouge and Sioux City operations, (ii) a pledge of all the capital stock of, and partnership interests in, the Company's subsidiaries, excluding the Company's partnership interest in its Sioux City property, (iii) a pledge of the intercompany notes payable to the Company from its subsidiaries and (iv) an assignment of the proceeds of the management agreement relating to the proposed Lawrenceburg Casino project. The collateral for the Mortgage Notes does not include assets of the Indiana Partnership.

     The following tables present summarized balance sheet information of the Company as of March 31, 1997 and December 31, 1996 and summarized operating statement information for the three months ended March 31, 1997 and 1996.
The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casino in Sioux City and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                      ARGOSY GAMING COMPANY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS (UNAUDITED) CONTINUED
             (In Thousands, Except Per Share Data)

Summarized balance sheet information as of March 31, 1997 and December 31, 1996 is as follows:


                                                       MARCH 31, 1997
                          ---------------------------------------------------------------
                           PARENT                  NON-
                           COMPANY    GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                           -------    ----------  ----------  ------------   ------------
ASSETS:
  Current assets          $ 29,445      $ 31,003    $ 16,288    $ (12,565)      $ 64,171
  Non-current assets       408,123       314,657     130,015     (375,091)       477,704
                           -------    ----------  ----------  ------------   ------------

                          $437,568      $345,660    $146,303    $(387,656)      $541,875
                           -------    ----------  ----------  ------------   ------------
                           -------    ----------  ----------  ------------   ------------

LIABILITIES AND EQUITY:
  Current liabilities     $ 23,884      $ 33,748    $ 34,792    $ (26,812)      $ 65,612
  Non-current liabilities  350,000       270,370      77,504     (285,295)       412,579
  Stockholders' equity      63,684        41,542      34,007      (75,549)        63,684
                           -------    ----------  ----------  ------------   ------------
                          $437,568      $345,660    $146,303    $(387,656)      $541,875
                           -------    ----------  ----------  ------------   ------------
                           -------    ----------  ----------  ------------   ------------

                                             DECEMBER 31, 1996
                          ---------------------------------------------------------------
                           PARENT                  NON-
                           COMPANY    GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                           -------    ----------  ----------  ------------   ------------
ASSETS:
  Current assets          $ 29,353      $ 25,301    $ 13,191    $  (9,004)      $ 58,841
  Non-current assets       403,873       314,287     119,727     (364,569)       473,318
                           -------    ----------  ----------  ------------   ------------
                          $433,226      $339,588    $132,918    $(373,573)      $532,159
                           -------    ----------  ----------  ------------   ------------
                           -------    ----------  ----------  ------------   ------------
LIABILITIES AND EQUITY:
  Current liabilities     $ 10,525      $ 26,939    $ 20,630    $ (13,128)      $ 44,966
  Non-current liabilities  350,000       267,428      78,856     (281,792)       414,492
  Stockholders' equity      72,701        45,221      33,432      (78,653)        72,701
                           -------    ----------  ----------  ------------   ------------
                          $433,226      $339,588    $132,918    $(373,573)      $532,159
                           -------    ----------  ----------  ------------   ------------
                           -------    ----------  ----------  ------------   ------------


                       ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Per Share Data)

     Summarized operating statement information for the three months ended March 31, 1997 and 1996 is as follows:


                                         THREE MONTHS ENDED MARCH 31, 1997
                            ----------------------------------------------------------------
                            PARENT                  NON-
                            COMPANY  GUARANTORS   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                           -------    ----------  ----------    ------------    ------------
Net revenues               $ 1,858     $48,830      $33,012        $(1,205)         $82,495
Costs and expenses           5,724      46,718       29,715         (1,623)          80,534
Net interest expense         8,067         554        1,359            480           10,460
Net (loss) income          $(9,017)    $   740      $   575        $(1,315)         $(9,017)


                                      THREE MONTHS ENDED MARCH 31, 1996
                           ------------------------------------------------------------------
                           PARENT                   NON-
                           COMPANY    GUARANTORS  GUARANTORS   ELIMINATIONS     CONSOLIDATED
                           -------    ----------  ----------  -------------     ------------
Net revenues               $ 1,169     $57,684       $5,084        $(1,248)         $62,689
Costs and expenses           5,403      50,913        4,989           (528)          60,777
Net interest expense         2,640       1,394           87              -            4,121
Net (loss) income          $(1,047)    $ 3,417       $    7        $(3,424)         $(1,047)


                         ALTON GAMING COMPANY
                       CONDENSED BALANCE SHEETS
            (In Thousands, Except Share and Per Share Data)

                                                        MARCH 31,       DECEMBER 31
                                                           1997              1996
                                                       -----------      ------------
                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash                                                 $    2,847         $     3,563
  Other current assets                                      1,744               1,482
                                                       ----------         -----------
    Total current assets                                    4,591               5,045
                                                       ----------         -----------
DUE FROM AFFILIATES                                        13,519              10,592

NET PROPERTY AND EQUIPMENT                                 29,344              30,112

OTHER ASSETS                                                    6                   7
                                                       ----------         -----------
TOTAL ASSETS                                            $  47,460         $    45,756
                                                       ----------         -----------
                                                       ----------         -----------
CURRENT LIABILITIES:
  Accounts payable                                      $     945         $     1,547
  Other accrued liabilities                                 4,710               4,299
  Income taxes payable to affiliate                           721
                                                       -----------        -----------
    Total current liabilities                               6,376               5,846
                                                       ----------         -----------

OTHER LONG-TERM OBLIGATIONS - RELATED PARTY                   175                 171

DEFERRED INCOME TAXES                                       3,575               3,494

STOCKHOLDER'S EQUITY:
  Common stock - $1 par value, 1,000 shares
       authorized, issued and outstanding                       1                   1
  Capital in excess of par                                    256                 256
  Retained earnings                                        37,077              35,988
                                                       ----------         -----------
    Total stockholder's equity                             37,334              36,245
                                                       -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $   47,460           $  45,756
                                                       ----------         -----------
                                                       ----------         -----------

                   See accompanying notes to condensed financial statements.

                               ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                                                                THREE MONTHS ENDED
                                                       ---------------------------------
                                                         MARCH 31,           MARCH 31,
                                                           1997                1996
                                                        -----------         ------------
                                                        (UNAUDITED)          (UNAUDITED)
REVENUES:
  Casino                                                $    16,422          $    18,498
  Food, beverage and other                                    1,817                1,792
                                                        -----------         ------------
                                                             18,239               20,290
  Less promotional allowances                                  (497)                (627)
                                                        -----------         ------------
Net revenues                                                 17,742               19,663

COSTS AND EXPENSES
  Casino                                                      8,139                8,592
  Food, beverage and other                                    1,770                1,683
  Other operating expenses                                    1,452                1,380
  Selling, general and administrative                         2,731                3,057
  Depreciation and amortization                               1,020                1,032
  Management fees - related party                               821                  925
                                                       ------------         ------------
                                                             15,933               16,669
                                                       ------------         ------------
Income from operations                                        1,809                2,994

OTHER INCOME (EXPENSE)
  Interest income                                                 9                    7
  Interest expense                                               (3)                 (10)
                                                       ------------         -------------
                                                                  6                   (3)
                                                       ------------         ------------
Income before income taxes                                    1,815                2,991
Income tax expense                                              726                1,321
                                                       ------------         ------------
Net income                                               $    1,089         $      1,670
                                                       ------------         ------------
                                                       ------------         ------------


      See accompanying notes to condensed financial statements.

                            ALTON GAMING COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                                 THREE MONTHS ENDED
                                                           -------------------------------
                                                            MARCH 31,             MARCH 31,
                                                               1997                 1996
                                                           ----------            -----------
                                                           (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $   1,089              $    1,670
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                 1,020                   1,032
  Deferred income taxes                                            6                     115
  Changes in operating assets and liabilities:
    Other current assets                                        (185)                     55
    Accounts payable                                            (602)                   (512)
    Accrued liabilities                                          411                  (1,111)
    Income taxes payable to affiliate                            721                   1,207
                                                           ----------              ----------
    Net cash provided by operating activities                  2,460                   2,456
                                                           ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (252)                   (172)
                                                           ----------              -----------
     Net cash used in investing activities                      (252)                   (172)
                                                           ----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliate                                            (2,928)                 (2,632)
Increase in other long-term obligations - related party            4                       8
                                                           ----------              -----------
      Net cash used in financing activities                   (2,924)                 (2,624)
                                                           ----------              -----------

Net decrease in cash and cash equivalents                       (716)                   (340)
Cash and cash equivalents, beginning of period                 3,563                   3,873
                                                           ----------              -----------
Cash and cash equivalents, end of period                   $   2,847               $   3,533
                                                           ----------              -----------
                                                           ----------              -----------


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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


2.   COMMITMENTS AND CONTINGENCIES

A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,900, including interest through March 31, 1997, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                          THE MISSOURI GAMING COMPANY
                           CONDENSED BALANCE SHEETS
              (In Thousands, Except Share and Per Share Data)


                                                     MARCH 31,    DECEMBER 31,
                                                      1997           1996
                                                    -----------   ------------
                                                    (UNAUDITED)
CURRENT ASSETS:

   Cash                                             $ 8,580          $ 6,143
   Other current assets                               2,066            1,563
                                                    -------          -------
      Total current assets                           10,646            7,706
                                                    -------          -------
                                                    -------          -------

NET PROPERTY AND EQUIPMENT                           75,058           75,773

OTHER ASSETS                                          2,962            3,272
                                                    -------          -------
TOTAL ASSETS                                        $88,666          $86,751
                                                    -------          -------
                                                    -------          -------

CURRENT LIABILITIES:
   Accounts payable                                 $ 2,021          $ 3,505
   Income taxes payable to affiliate                  4,821            4,435
   Other accrued liabilities                          5,358            4,244
                                                    -------          -------
      Total current liabilities                      12,200           12,184
                                                    -------          -------
                                                    -------          -------

DUE TO AFFILIATES                                    57,841           56,345

DEFERRED INCOME TAXES                                 1,162              907

STOCKHOLDER'S EQUITY:
   Common stock - $.01 par value, 1000 shares
    authorized issued and outstanding
   Capital in excess of par                           5,000            5,000
   Retained earnings                                 12,463           12,315
                                                    -------          -------
      Total stockholder's equity                     17,463           17,315
                                                    -------          -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $88,666          $86,751
                                                    -------          -------
                                                    -------          -------


            See accompanying notes to condensed financial statements.

                               THE MISSOURI GAMING COMPANY
                             CONDENSED STATEMENTS OF INCOME
                                     (In Thousands)


                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                        MARCH 31,    MARCH 31,
                                                          1997         1996
                                                      ------------  -----------
                                                       (UNAUDITED)  (UNAUDITED)

REVENUES
   Casino                                              $16,450       $22,165
   Admissions                                                          1,995
   Food, beverage and other                              2,497         2,454
                                                       -------       -------
                                                        18,947        26,614
   Less promotional allowances                          (1,160)       (2,710)
                                                       -------       -------
Net revenues                                            17,787        23,904
                                                       -------       -------

COSTS AND EXPENSES
   Casino                                                8,758        11,297
   Food, beverage and other                              2,096         2,279
   Other operating expenses                                960         1,255
   Selling, general and administrative                   2,960         3,765
   Depreciation and amortization                         1,369         2,498
   Preopening costs                                                      322
                                                       -------       -------
                                                        16,143        21,416
                                                       -------       -------
Income from operations                                   1,644         2,488

OTHER INCOME (EXPENSE):
Interest income                                             35
Interest expense                                        (1,394)       (1,298)
                                                       -------       -------
                                                        (1,359)       (1,298)
                                                       -------       -------
Income before income taxes                                 285         1,190

Income tax expense                                         137           441
                                                       -------       -------
Net income                                             $   148       $   749
                                                       -------       -------
                                                       -------       -------

          See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                        MARCH 31,    MARCH 31,
                                                          1997         1996
                                                      ------------  -----------
                                                       (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   148      $    749
Adjustments to reconcile net income provided by
 operating activities
    Depreciation                                          1,309         2,438
    Amortization                                             60            60
    Deferred income taxes                                  (249)          256
    Changes in operating assets and liabilities:
       Other current assets                                 134           224
       Accounts payable                                  (1,484)          730
       Accrued liabilities                                1,327           946
       Income taxes payable to affiliate                    386           185
                                                        -------       -------
       Net cash provided by operating activities          1,631         5,588
                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                        (595)      (10,570)
                                                        -------       -------
    Net cash used in investing activities                  (595)      (10,570)
                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                           (95)         (211)
Due from affiliate                                        1,496         9,336
                                                        -------       -------
    Net cash provided by financing activities             1,401         9,125
                                                        -------       -------

Net increase in cash and cash equivalents                 2,437         4,143
Cash and cash equivalents, beginning of period            6,143         4,131
                                                        -------       -------
Cash and cash equivalents, end of period                $ 8,580       $ 8,274
                                                        -------       -------
                                                        -------       -------


            See accompanying notes to condensed financial statements.

                           THE MISSOURI GAMING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars In Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Missouri Gaming Company (a Missouri corporation and a wholly owned subsidiary of Argosy Gaming Company, ("Argosy")) owns and operates a riverboat casino and related facilities in Riverside, Missouri. The Company commenced operations on June 22, 1994, at a temporary facility. The Company began construction of a permanent facility during 1995.
     The permanent facility was opened to the public on January 15, 1996 and serves as a dining and entertainment outlet to the riverboat casino.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


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

     Under the terms of the Agreement, the Company leases a portion of its docking site from the City of Riverside. The $5,000 minimum rent due for the initial five-year term of the lease was paid in advance as required by the Agreement. In addition to minimum rent, during the initial five-year lease term, percentage rent is payable at 3% of adjusted gross receipts ("AGR"), as defined, over $100 million annually. The Company has the option to extend the Agreement for three successive five-year terms. In all extension periods, there will be no minimum rent and percentage rent will be payable as follows: (i) 3% on the first
     $50 million of AGR; (ii) 4% on AGR between $50 million and $100 million; and (iii) 5% on AGR in excess of $100 million

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

                           ARGOSY OF LOUISIANA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)


                                                    MARCH 31,     DECEMBER 31,
                                                      1997           1996
                                                   -----------    ------------
                                                   (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                        $ 3,775          $ 3,051
   Other current assets                               2,871            2,776
                                                   -----------    ------------
         Total current assets                         6,646            5,827
                                                   -----------    ------------

NET PROPERTY AND EQUIPMENT                           47,864           49,021

OTHER ASSETS                                          2,087            2,206
                                                   -----------    ------------
TOTAL ASSETS                                        $56,597          $57,054
                                                   -----------    ------------
                                                   -----------    ------------

CURRENT LIABILITIES:
   Accounts payable                                 $ 1,530          $ 1,127
   Other accrued liabilities                          3,489            3,497
   Current maturities of long-term
     debt-related party                               5,578            5,578
                                                   -----------    ------------
       Total current liabilities                     10,597           10,202
                                                   -----------    ------------

LONG-TERM DEBT-RELATED PARTY                         43,399           42,812

DEFERRED INCOME TAXES                                   807            1,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP         3,085            3,174

STOCKHOLDER'S DEFICIT:
   Common stock - $1 par value, 1,000 shares
     authorized issued and outstanding                     1               1
   Accumulated deficit                                (1,292)           (295)
                                                   -----------    ------------
      Total stockholder's deficit                     (1,291)           (294)
                                                   -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT          $56,597         $57,054
                                                   -----------    ------------
                                                   -----------    ------------


    See accompanying notes to condensed consolidated financial statements.

                             ARGOSY OF LOUISIANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                         MARCH 31,   MARCH 31,
                                                           1997        1996
                                                        ----------   ---------
                                                       (UNAUDITED)  (UNAUDITED)
REVENUES
     Casino                                              $12,791      $13,271
     Food, beverage and other                              1,713        1,099
                                                        ----------   ---------
                                                          14,504       14,370
     Less promotional allowances                            (991)        (675)
                                                        ----------   ---------
Net revenues                                              13,513       13,695
                                                        ----------   ---------

COST AND EXPENSES
     Casino                                                7,331        6,271
     Food, beverage and other                              1,634          911
     Other operating expenses                              1,324        1,104
     Selling, general and administrative                   3,014        2,618
     Depreciation and amortization                         1,392        1,357
                                                        ----------   ---------
                                                          14,695       12,261
                                                        ----------   ---------

(Loss) income from operations                             (1,182)       1,434
Interest (expense) income net:
  Interest to related party                                 (401)        (401)
  Other                                                       20           44
                                                        ----------   ---------
(Loss) income before income taxes and minority
   interest                                               (1,563)       1,077
Income tax benefit (expense)                                 477          (68)
Minority interest                                             89          (69)
                                                        ----------   ---------
Net (loss) income                                        $  (997)     $   940
                                                        ----------   ---------
                                                        ----------   ---------

    See accompanying notes to condensed consolidated financial statements.

                             ARGOSY OF LOUISIANA, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                          THREE MONTHS ENDED
                                                        -----------------------
                                                          MARCH 31,   MARCH 31,
                                                            1997        1996
                                                        -----------  ----------
                                                        (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                        $   (997)     $   940
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
     Depreciation                                          1,272         1,237
     Amortization                                            120           120
     Minority interest                                       (89)           69
     Deferred income taxes                                  (382)          340
     Changes in operating assets and liabilities:
         Other current assets                                (65)          172
         Accounts payable                                    403          (224)
         Other accrued liabilities                            (8)          629
                                                        -----------  ----------
         Net cash provided by operating activities           254         3,283
                                                        -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (117)      (9,674)
                                                        -----------  ----------
     Net cash used in investing activities                   (117)      (9,674)
                                                        -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from affiliates                          587        6,098
Payments on notes payable and long-term debt                              (134)
Decrease in other assets                                                    69
                                                        -----------  ----------
     Net cash provided by financing activities                587        6,033
                                                        -----------  ----------
Net increase (decrease) in cash and cash equivalents          724         (358)
Cash and cash equivalents, beginning of period              3,051        5,201
                                                        -----------  ----------
Cash and cash equivalents, end of period                   $3,775       $4,843
                                                        -----------  ----------
                                                        -----------  ----------

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2. COMMITMENTS

   On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz entered into an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional fee which is now $2.50 per passenger until construction of a hotel commences by Jazz or another Argosy affiliate.

   Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana
   Gaming Control Board. Through March 31, 1997, the Company has paid all admission payments due under the above agreements.

   On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes.

                      CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED BALANCE SHEETS
                                  (In Thousands)

                                         MARCH 31,       DECEMBER 31,
                                           1997             1996
                                         --------        ------------
                                        (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents               $ 3,775              $ 3,051
 Other current assets                      1,108                1,134
                                         -------              -------
    Total current assets                   4,883                4,185
                                         -------              -------
NET PROPERTY AND EQUIPMENT                47,549               48,704

OTHER ASSETS                               2,087                2,206
                                         -------              -------
TOTAL ASSETS                             $54,519              $55,095
                                         -------              -------
                                         -------              -------
CURRENT LIABILITIES
 Accounts payable                        $ 1,530              $ 1,127
 Other accrued liabilities                 3,613                3,497
 Accrued interest-related party              401
 Notes payable and current
   maturities of long-term
   debt-related party                      5,578                5,578
                                         -------              -------
    Total current liabilities             11,122               10,202
                                         -------              -------

LONG-TERM DEBT-RELATED PARTY              13,793               13,793
PARTNERS' EQUITY                          29,604               31,100
                                         -------              -------
TOTAL LIABILITIES AND PARTNERS'
 EQUITY                                  $54,519              $55,095
                                         -------              -------
                                         -------              -------


        See accompanying notes to condensed financial statements.

                          CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED STATEMENTS OF OPERATIONS
                                      (In Thousands)

                                               THREE MONTHS ENDED
                                             ---------------------
                                             MARCH 31,   MARCH 31,
                                              1997        1996
                                             ---------   ---------
                                            (UNAUDITED) (UNAUDITED)
REVENUES
 Casino                                      $ 12,791     $ 13,271
 Food, beverage and other                       1,713        1,099
                                             --------     --------
                                               14,504       14,370
 Less promotional allowances                     (991)        (675)
                                             --------     --------
Net revenues                                   13,513       13,695
                                             --------     --------
COSTS AND EXPENSES
 Casino                                         7,331        6,271
 Food, beverage and other                       1,634          911
 Other operating expenses                       1,324        1,104
 Selling, general and administrative            2,947        2,538
 Depreciation and amortization                  1,392        1,357
                                             ---------   ---------
                                               14,628       12,181
                                             --------     --------

(Loss) income from operations                  (1,115)       1,514

INTEREST (EXPENSE) INCOME (NET):
 Related parties                                 (401)        (401)
 Other                                             20           44
                                             ---------   ---------
                                                  381          357
                                             ---------   ---------
Net (loss) income                            $ (1,496)    $  1,157
                                             --------     --------
                                             --------     --------


        See accompanying notes to condensed financial statements.

                   CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                  THREE MONTHS ENDED
                                                  --------------------
                                                  MARCH 31,   MARCH 31,
                                                    1997        1996
                                                  ---------   --------
                                                  (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                $ (1,496)    $ 1,157
 Adjustments to reconcile net (loss) income
 to net cash provided by operating activities:
    Depreciation                                     1,272       1,237
    Amortization                                       120         120
    Changes in operating assets and liabilities:
      Other current assets                              26         604
      Accounts payable                                 403        (200)
      Accrued interest to related parties              401         401
      Other accrued liabilities                       (472)         12
                                                  ---------   --------
    Net cash provided by operating activities          254       3,331
                                                  ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (117)       (278)
                                                  ---------   --------
    Net cash used in investing activities             (117)       (278)
                                                  ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in advances from affiliates       587      (4,141)
 Payments on notes payable and long-term debt                     (134)
 Decrease in other assets                                           69
                                                  ---------   --------
     Net cash provided by (used in) financing
      activities                                        587     (4,206)
                                                  ---------   --------
 Net increase (decrease) in cash and cash
  equivalents                                           724     (1,153)
 Cash and cash equivalents, beginning of period       3,051      5,201
                                                  ---------   --------
 Cash and cash equivalents, end of period         $   3,775   $  4,048
                                                  ---------   --------
                                                  ---------   --------


        See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

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

   Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Gaming Control Board. Through March 31, 1997, the Partnership has paid all admission payments due under the above agreements.

   On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of Mortgage Notes.

                             JAZZ ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS
                                (In Thousands)


                                                   MARCH 31,     DECEMBER 31,
                                                      1997           1996
                                                  ----------     ------------
                                                  (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                      $        15     $
  Other current assets                                    33               78
                                                  ----------     ------------
    Total current assets                                  48               78
                                                  ----------     ------------

NET PROPERTY AND EQUIPMENT                            55,755           57,297
Goodwill, net                                         20,369           20,519
Note receivable                                        1,892            1,892
Other assets                                           3,913            3,685
                                                  ----------     ------------
TOTAL ASSETS                                      $   81,977     $     83,471
                                                  ----------     ------------
                                                  ----------     ------------

CURRENT LIABILITIES:                              $    3,815     $      3,478
  Accounts payable and accrued liabilities


LONG-TERM DEBT                                        80,251           81,485
STOCKHOLDER'S DEFICIT
  Common stock, no par value, 100,000 shares
   authorized, 200 shares issued and outstanding
  Retained deficit                                    (2,089)          (1,492)
                                                  ----------     ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT       $   81,977     $     83,471
                                                  ----------     ------------
                                                  ----------     ------------


         See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (In Thousands)



                                                       THREE MONTHS ENDED
                                                  ---------------------------
                                                   MARCH 31,       MARCH 31,
                                                      1997           1996
                                                  ----------     ------------
                                                  (UNAUDITED)     (UNAUDITED)

REVENUES:
  Lease revenue                                   $      767     $        796
  Rent revenue                                            89               98
                                                  ----------     ------------
                                                         856              894
                                                  ----------     ------------

COSTS AND EXPENSES:
  Operating expenses                                     145               89
  Selling, general and administrative                    339              268
  Depreciation and amortization                          589              175
  Preopening costs                                                        100
                                                  ----------     ------------
                                                       1,073              632
                                                  ----------     ------------

(Loss) income from operations                           (217)             262

OTHER (EXPENSE) INCOME:
  Interest expense                                      (230)            (241)
  Equity in (loss) income of unconsolidated
   partnership                                          (150)             116
                                                  ----------     ------------
(Loss) income before income taxes                       (597)             137
Income tax expense                                                         55
                                                  ----------     ------------
Net (loss) income                                 $     (597)    $         82
                                                  ----------     ------------
                                                  ----------     ------------


         See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                       THREE MONTHS ENDED
                                                  ---------------------------
                                                   MARCH 31,       MARCH 31,
                                                      1997           1996
                                                  ----------     ------------
                                                  (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                $      (597)    $         82
Adjustments to reconcile net (loss) income
  provided by operating activities:
   Depreciation                                          439               25
   Amortization                                          150              150
   Equity in (loss) income of unconsolidated
     partnership                                         150             (116)
   Other current assets                                   45
   Accounts payable and accrued liabilities              337              424
                                                  ----------     ------------
     Net cash provided by operating
        activities                                       524              565
                                                  ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (745)          (7,528)
                                                  ----------     ------------
     Net cash used in investing activities              (745)          (7,528)
                                                  ----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                   (25)
  Advances from affiliate                                639            6,947
  Increase in other assets                              (378)
                                                  ----------     ------------
     Net cash provided by financing activities           236            6,947
                                                  ----------     ------------
  Net increase (decrease) in cash and cash
    equivalents                                           15              (16)
  Cash and cash equivalents, beginning of period           0               32
                                                  ----------     ------------
  Cash and cash equivalents, end of period       $        15    $          16
                                                  ----------     ------------
                                                  ----------     ------------

         See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     Jazz Enterprises, Inc., ("Jazz" or "the Company") a Louisiana corporation was incorporated on June 10, 1992 for the purpose of developing a riverboat gaming operation and an entertainment complex known as "Catfish Town" in Baton Rouge, Louisiana.

     In July 1993, the Company entered into a partnership with Argosy of Louisiana, Inc. (a wholly owned subsidiary of Argosy Gaming Company ("Argosy") ("ALI") in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana, which opened September 30, 1994. The Company contributed its Certificate of Preliminary Approval and certain leases to the partnership.

     On December 5, 1994, the stockholders of Jazz entered in an agreement to sell 100% of the common stock of Jazz to Argosy. The transaction was consummated on May 30, 1995 and was accounted for as a purchase, therefore establishing a new basis of accounting. Terms of the transaction allowed Argosy to acquire Jazz's 10% limited partnership interest in the Baton Rouge casino and all of Jazz's interest in Catfish Town real estate development.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

2.   COMMITMENTS

     On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and the Company entered into an agreement which required the Company and the partnership to pay to the City-Parish $2.50 per passenger. Additionally, the Company agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger until actual construction of a hotel commences by the Company or another Argosy affiliate.

     Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through March 31, 1997, the partnership has paid all admission payments due under the above agreements.

     On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes.

                                THE INDIANA GAMING COMPANY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In Thousands, except share data)


                                                 MARCH 31,         DECEMBER 31,
                                                   1997                1996
                                               ------------        ------------
                                               (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                    $  11,965            $   9,216
   Other current assets                             1,851                1,844
                                                ---------            ---------
     Total current assets                          13,816               11,060
                                                ---------            ---------
NET PROPERTY AND EQUIPMENT                         79,995               69,392
OTHER ASSETS:
   Deposits                                            76                    5
   Cash and cash equivalents-restricted            15,411               14,919
   Intangible assets, net                          31,165               31,459
                                                ---------            ---------
     Total other assets                            46,652               46,383
                                                ---------            ---------
TOTAL ASSETS                                    $ 140,463            $ 126,835
                                                ---------            ---------
                                                ---------            ---------
CURRENT LIABILITIES:
   Accounts payable                             $   1,596            $   3,115
   Accrued interest and dividends payable-
     related parties                                3,753                2,198
   Other accrued liabilities                        7,691                5,616
   Current maturities of long-term debt-
     related parties                                3,622                2,900
   Current maturities of other long-term
     obligations                                    5,169                5,169
                                                ---------            ---------
     Total current liabilities                     21,831               18,998
                                                ---------            ---------
LONG-TERM DEBT-RELATED PARTIES                     97,557               86,612
OTHER LONG-TERM OBLIGATIONS                        13,277               15,000
MINORITY INTERESTS                                 14,532               14,490
STOCKHOLDER'S DEFICIT:

   Common stock - $.01 par value, 1,000
     shares authorized issued and outstanding
   Accumulated deficit                             (6,734)              (8,265)
                                                ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT     $ 140,463            $ 126,835
                                                ---------            ---------
                                                ---------            ---------


    See accompanying notes to condensed consolidated financial statements.

                              THE INDIANA GAMING COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands)


                                                     THREE MONTHS ENDED
                                               -----------------------------
                                                MARCH 31,          MARCH 31,
                                                  1997               1996
                                               -----------        -----------
                                               (UNAUDITED)        (UNAUDITED)

REVENUES:
  Casino                                       $  25,720          $
  Admissions                                       4,023
  Food, beverage and other                         1,401
                                               ---------          ---------
                                                  31,144
  Less promotional allowances                     (3,264)
                                               ---------          ---------
Net revenues                                      27,880
                                               ---------          ---------
COST AND EXPENSES:
  Casino                                          11,905
  Food, beverage and other                           985
  Other operating expenses                         3,142
  Selling, general and administrative              4,998
  Depreciation and amortization                    2,458
  Management fees-related parties                    342
  Preopening                                                          1,212
                                               ---------          ---------
                                                  23,830              1,212
                                               ---------          ---------
Income (loss) from operations                      4,050             (1,212)

OTHER INCOME (EXPENSE):
  Interest income                                    305
  Interest expense                                  (744)
                                               ---------          ---------
                                                    (439)
                                               ---------          ---------
Income (loss) before income taxes
  and minority interests                           3,611             (1,212)
Income tax expense                                (1,461)
Minority interests                                  (619)               495
                                               ---------          ---------
Net income (loss)                              $   1,531          $    (717)
                                               ---------          ---------
                                               ---------          ---------


    See accompanying notes to condensed consolidated financial statements.

                              THE INDIANA GAMING COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands)


                                                     THREE MONTHS ENDED
                                               -----------------------------
                                                MARCH 31,          MARCH 31,
                                                  1997               1996
                                               -----------        -----------
                                               (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $   1,531          $    (717)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation                                   2,154                 14
    Amortization                                     304
    Minority interests                               619               (495)
  Changes in operating assets and
    liabilities:
      Other current assets                           (88)              (670)
      Accounts payable                            (1,519)            (1,448)
      Accrued interest payable to related
        parties                                      981
      Accrued liabilities                          3,773                 32
                                               ---------          ---------
      Net cash provided by (used in)
        operating activities                       7,755             (3,284)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Restricted cash held in escrow                  (492)
    Purchases of property and equipment          (12,757)            (9,562)
    Payments under development agreement
     and other infrastructure improvements        (1,723)
                                               ---------          ---------
       Net cash used in investing activities     (14,972)            (9,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from affiliates            5,884              4,489
   Payments on installment contracts              (1,699)
   Proceeds from contributed capital                                 10,389
   Proceeds from long-term debt                    5,781
                                               ---------          ---------
       Net cash provided by financing
         activities                                9,966             14,878
                                               ---------          ---------
Net increase in cash and cash equivalents          2,749              2,032
Cash and cash equivalents, beginning of
  period                                           9,216                  2
                                               ---------          ---------
Cash and cash equivalents, end of period       $  11,965          $   2,034
                                               ---------          ---------
                                               ---------          ---------


    See accompanying notes to condensed consolidated financial statements.

                          THE INDIANA GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION-The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57 1/2% general partner in the Partnership, together with, three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. On December 10, 1996, the Company commenced operations at a temporary site and ceased being in the development stage. The Company is constructing its permanent site which it expects to open in December 1997.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

2.  INCOME TAXES

   At December 31, 1996, the Company had net operating loss carryforward for income tax purposes of approximately $260 and recorded a valuation allowance against its deferred tax assets. During the three months ended March 31, 1997 the Company utilized the net operating loss carryforward.

3. COMMITMENTS AND CONTINGENCIES

   CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS-In accordance with the terms of the Development Agreement, the Company entered into a lease with the City of Lawrenceburg for docking privileges for the riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Company. Under the terms of the Development Agreement, the Company pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

   The Company has agreed to pay the City of Lawrenceburg approximately $33,848 in reimbursements for infrastructure improvements and unrestricted grants. These have been recorded as an intangible asset in the accompanying balance sheets. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the Development Agreement.

                          THE INDIANA GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


   Included in other long term obligations at March 31, 1997 is $18,446 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $10,446 is payable as follows: $3,446 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

   COMPLETION OF PERMANENT FACILITY-Provisions of the partnership agreement stipulate that capital contributions, including partner loans up to a total project cost, as defined, of $225 million will be made 57 1/2% by the Company and 42 1/2% by the limited partners with any excess project cost being the sole responsibility of the Company.

   Pursuant to Indiana gaming law, the Company may only operate at its temporary site for one year. The completion of the permanent facility is subject to the satisfaction of numerous conditions including weather conditions and the receipt of numerous permits and licenses. There can be no assurance that the permanent facility will be open within one year of the opening of the temporary facility.

   BONDING OBLIGATION-The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

   PERMANENT RIVERBOAT CASINO-The Partnership has entered into an agreement for the construction of its permanent riverboat facility. Total estimated costs of this contract is approximately $39 million. As of March 31, 1997, the Company had made approximately $23.3 million in progress payments.

   TERMINATION OF LAWRENCEBURG PARTNERSHIP-Under the terms of the partnership agreement, after the third anniversary date of commencement of operations each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

   GUARANTY OF PARENT OBLIGATIONS-On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes.

                         INDIANA GAMING COMPANY, L.P.
                           CONDENSED BALANCE SHEETS
                                (In Thousands)


                                                       MARCH 31,   DECEMBER 31,
                                                         1997          1996
                                                      -----------  ------------
                                                      (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                         $ 11,965      $  9,216
     Other current assets                                 1,851         1,844
                                                      -----------  ------------
        Total current assets                             13,816        11,060
                                                      -----------  ------------

NET PROPERTY AND EQUIPMENT                               78,535        68,349
OTHER ASSETS:
     Deposits                                                76             5
     Cash and cash equivalents-restricted                15,411        14,919
     Intangible assets, net                              31,165        31,459
                                                      -----------  ------------
        Total other assets                               46,652        46,383
                                                      -----------  ------------
TOTAL ASSETS                                           $139,003      $125,792
                                                      -----------  ------------
                                                      -----------  ------------
CURRENT LIABILITIES:
     Accounts payable                                  $  2,119      $  3,464
     Accrued interest and dividends
       payable-related parties                            8,896         5,240
     Other accrued liabilities                            6,234         5,616
     Due to affiliates                                      581           777
     Current maturities of long-term debt-related
       parties                                            8,479         7,066
     Current maturities of other long-term
       obligations                                        5,169         5,169
                                                      -----------  ------------
        Total current liabilities                        31,478        27,332
                                                      -----------  ------------

LONG-TERM DEBT-RELATED PARTIES                           59,352        49,463
OTHER LONG-TERM OBLIGATIONS                              13,277        15,000
PARTNERS' EQUITY:

     General partner                                     20,066        19,549
     Limited partners                                    14,830        14,448
                                                      -----------  ------------
        Total partners' equity                           34,896        33,997
                                                      -----------  ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                 $139,003      $125,792
                                                      -----------  ------------
                                                      -----------  ------------

         See accompanying notes to condensed financial statements.

                            INDIANA GAMING COMPANY, L.P.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)


                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                       MARCH 31,     MARCH 31,
                                                         1997          1996
                                                      -----------  ------------
                                                      (UNAUDITED)   (UNAUDITED)

REVENUES:

   Casino                                              $ 25,720    $
   Admissions                                             4,023
   Food, beverage and other                               1,401
                                                      -----------  ------------
                                                         31,144
   Less promotional allowances                           (3,264)
                                                      -----------  ------------
Net revenues                                             27,880
                                                      -----------  ------------

COST AND EXPENSES:
   Casino                                                11,905
   Food, beverage and other                                 985
   Other operating expenses                               3,142
   Selling, general and administrative                    4,998
   Depreciation and amortization                          2,458
   Management fees-related parties                          856
   Preopening                                                            1,165
                                                      -----------  ------------
                                                         24,344          1,165
                                                      -----------  ------------
Income (loss) from operations                             3,536         (1,165)


OTHER INCOME (EXPENSE):

   Interest income                                          305
   Interest expense                                      (1,579)
                                                      -----------  ------------
                                                         (1,274)
                                                      -----------  ------------
Net income (loss) prior to preferred equity return        2,262         (1,165)
Preferred equity return                                  (1,363)
                                                      -----------  ------------
Net income (loss) attributable to common equity
  partners                                              $   899        $(1,165)
                                                      -----------  ------------
                                                      -----------  ------------

         See accompanying notes to condensed financial statements.

                            INDIANA GAMING COMPANY, L.P.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)


                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                       MARCH 31,     MARCH 31,
                                                         1997          1996
                                                      -----------  ------------
                                                      (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $    899    $  (1,165)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
    Depreciation                                           2,154           14
    Amortization                                             304
    Accrued preferred equity dividends                     1,363
   Changes in operating assets and liabilities:
    Other current assets                                     (88)        (612)
    Accounts payable                                      (1,345)      (1,448)
    Accrued interest payable to related parties            2,293
    Accrued liabilities                                    2,121          626
                                                      -----------  ------------
     Net cash provided by (used in) operating
       activities                                          7,701       (2,585)
                                                      -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted cash held in escrow                           (492)
   Purchases of property and equipment                   (12,340)      (9,282)
   Payments under development agreement and other
     infrastructure improvements                          (1,723)
                                                      -----------  ------------
      Net cash used in investing activities              (14,555)      (9,282)
                                                      -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on installment contracts                       (1,699)
   Proceeds from contributed capital                                   13,899
   Proceeds from long-term debt                            11,302
                                                      -----------  ------------
     Net cash provided by financing activities              9,603      13,899
                                                      -----------  ------------
   Net increase in cash and cash equivalents                2,749       2,032
   Cash and cash equivalents, beginning of period           9,216           2
                                                      -----------  ------------
   Cash and cash equivalents, end of period              $ 11,965    $  2,034
                                                      -----------  ------------
                                                      -----------  ------------

         See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION-Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership is constructing its permanent site which it expects to open in December 1997.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in Argosy's Annual Report on Form 10-K (File No.0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

2.   COMMITMENTS AND CONTINGENCIES

     CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS-In accordance with the terms of the Development Agreement, the Partnership entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Partnership. Under the terms of the Development Agreement, the Partnership pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

                          INDIANA GAMING COMPANY, L.P.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Thousands)



     The Partnership has agreed to pay the City of Lawrenceburg $33,848 in reimbursements for infrastructure improvements and unrestricted grants. Subsequent to the commencement of operations at the temporary site, these have been recorded as an intangible asset in the accompanying balance sheets.
 The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the Development Agreement.

     Included in other long term obligations at March 31, 1997 is $18,446 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $10,446 is payable as follows: $3,446 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

     COMPLETION OF PERMANENT FACILITY-Provisions of the partnership agreement stipulate that capital contributions, including partner loans up to a total project cost, as defined, of $225 million will be made 57 1/2% by the General Partner and 42 1/2% by the limited partners with any excess project cost being the sole responsibility of the General Partner.

     The Partnership may only operate at its temporary site for one year. The completion of the permanent facility is subject to the satisfaction of numerous conditions including weather conditions and the receipt of numerous permits and licenses. There can be no assurance that the permanent facility will be open within one year of the opening of the temporary facility.

     BONDING OBLIGATION-The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

     PERMANENT RIVERBOAT CASINO-The Partnership has entered into an agreement for the construction of its permanent riverboat facility. Total estimated costs of this contract is approximately $39 million. As of March 31, 1997 the Partnership had made approximately $23.3 million in progress payments.

     TERMINATION OF LAWRENCEBURG PARTNERSHIP-Under the terms of the Partnership Agreement, after the third anniversary date of commencement of operations each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

                              ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company opened its first riverboat casino, the Alton Belle Casino, in Alton, Illinois in September 1991. Subsequently, the Company opened the Argosy Casino in Riverside, Missouri in June 1994; the Belle of Baton Rouge in Baton Rouge, Louisiana in September 1994; and the Belle of Sioux City in Sioux City, Iowa in October 1994. In addition, the Company, through its
57.5% equity interest in Indiana Gaming Company, L.P., opened a temporary casino in Lawrenceburg, Indiana on December 10, 1996 and expects to open the permanent gaming facility in December 1997. The anticipated opening date of the permanent Lawrenceburg facility is a forward looking statement that involves certain risks and uncertainties and there can be no assurance that the projected opening date will be met, as the opening is subject to numerous conditions, including licensing, permitting and construction.

     The Company's results of operations for the three months ended March 31, 1997 were adversely affected by increased competition at its Alton and Riverside properties, and the Company expects the competitive environment in the St. Louis and Kansas City areas to remain intense. The increased competition has resulted in the Company reporting decreased revenues at its Alton and Riverside properties in 1997. The Company believes that it will continue to be difficult to sustain historical levels of operating revenues and profitability at these properties. In addition, the Company is incurring significant costs and capital expenditures in developing the Lawrenceburg casino project. These increased costs, competitive pressures on revenues and the increased interest expense associated with the issuance, in June 1996, of $235 million of First Mortgage Notes ("Mortgage Notes"), will continue to adversely affect the Company's results of operations.

     The Company is in a net operating loss carryforward position at March 31, 1997 and, as such, the Company has not recorded an income tax benefit on its 1997 operating losses due to the uncertainty of realization.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                                                           THREE MONTHS ENDED
                                                          --------------------
                                                          MARCH 31,  MARCH 31,
                                                            1997       1996
                                                          ---------  ---------
                                                         (UNAUDITED)(UNAUDITED)
GROSS REVENUES
   Alton                                                  $  18,239  $  20,290
   Riverside                                                 18,947     26,614
   Baton Rouge                                               14,504     14,370
   Sioux City                                                 5,399      5,218
   Lawrenceburg                                              31,144
   Corporate                                                    357        250
   Other                                                         87         99
                                                          ---------  ---------
      Total properties                                    $  88,677  $  66,841
                                                          ---------  ---------
                                                          ---------  ---------


NET REVENUE
   Alton                                                  $  17,742  $  19,663
   Riverside                                                 17,787     23,904
   Baton Rouge                                               13,513     13,695
   Sioux City                                                 5,132      5,084
   Lawrenceburg                                              27,880
   Corporate                                                    354        244
   Other                                                         87         99
                                                          ---------  ---------
      Total properties                                    $  82,495  $  62,689
                                                          ---------  ---------
                                                          ---------  ---------


INCOME (LOSS) FROM OPERATIONS(1)
   Alton                                                  $   2,630  $   3,919
   Riverside                                                  1,644      2,488
   Baton Rouge(2)                                              (348)     2,310
   Sioux City                                                   (16)       414
   Lawrenceburg                                               4,050
   Corporate(4)                                              (3,620)    (3,660)
   Other                                                       (629)      (472)
                                                          ---------  ---------
      Total properties                                    $   3,711  $   4,999
                                                          ---------  ---------
                                                          ---------  ---------


EBITDA(1)(3)
   Alton                                                  $   3,650  $   4,951
   Riverside                                                  3,013      4,986
   Baton Rouge(2)                                             1,044      3,667
   Sioux City                                                   220        599
   Lawrenceburg                                               6,508
   Corporate(4)                                              (3,023)    (3,252)
   Other                                                        193        (63)
                                                          ---------  ---------
      Total properties                                    $  11,605  $  10,888
                                                          ---------  ---------
                                                          ---------  ---------

                              ARGOSY GAMING COMPANY
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)




(1) Income from operations and EBITDA are presented before consideration of any management fee paid to the Company and in the case of Sioux City and Lawrenceburg before the 30% and 42.5% minority interests, respectively.

(2) Excludes operating loss of approximately $1,134 and $535 for the three months ended March 31, 1997 and 1996, respectively, primarily depreciation, amortization and operating expenses related to the Catfish Town land based development in Baton Rouge.

(3) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. The Company has other significant uses of cash flows, including capital expenditures, which are not reflected in EBITDA.

(4) Excludes severance expenses of approximately $1.8 million for the three months ended March 31, 1997, and excludes a one-time charge of $1.5 million in connection with the termination of a private placement and pre-opening expenses of approximately $1.6 million primarily related to Lawrenceburg for the three months ended March 31, 1996.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     CASINO--Casino revenues for the three months ended March 31, 1997 increased to $76.3 million from $58.8 million for the three months ended March 31, 1996 due to the opening of the Lawrenceburg casino, which generated $25.7 million of casino revenues, offset by decreasing revenues at the company's other properties. Alton casino revenues decreased from $18.5 to $16.4 million and Riverside casino revenues decreased from $22.2 to $16.4 million due to the effects of increased competition. Baton Rouge casino revenues decreased from $13.3 million to $12.8 million.

     Casino expenses increased to $39.2 million for the three months ended March 31, 1996 from $29.1 million for the three months ended March 31, 1996 due primarily to the opening of the Lawrenceburg casino.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $2.3 million to $8.4 million for the three month period ended March 31, 1997, due to the opening of the Lawrenceburg casino and increased sales in Baton Rouge. Riverside revenues remained approximately the same at $2.5 million. Food, beverage and other net profit improved $.7 million to $1.5 million for the three months ended March 31, 1996 due primarily to the increased sales.

     OTHER OPERATING EXPENSES--Other operating expenses increased $2.6 million to $7.0 million for the three months ended March 31, 1997. This increase is due primarily to costs associated with operating the Lawrenceburg casino.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $3.3 million to $17.6 million for the three months ended March 31, 1997 due primarily to the opening of the Lawrenceburg casino. Additionally, the Company recorded a charge of approximately $1.5 million in professional and other fees related to its response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of First Mortgage Notes in 1996.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $2.0 million from $5.9 million for the three months ended March 31, 1996 to $7.9 million for the three months ended March 31, 1997. This increase is due primarily to the opening of the Lawrenceburg casino.

     DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs decreased from $1.9 million for the three month period ended March 31, 1996 to $.2 million for the three month period ended March 31, 1997. The primary decrease is due to expenses related to developing the casino in Lawrenceburg, Indiana in 1996.

     INTEREST EXPENSE--Net interest expense increased $6.4 million to $10.5 million for the three months ended March 31, 1997. The increase is attributable to interest expense on borrowings on the Company's $235 million First Mortgage Notes which were issued in June, 1996.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

COMPETITION

     The Company's Alton Casino faces competition from four other riverboat casino facilities currently operating in the St. Louis area and expects the level of competition to remain intense in the future. The most recent casino complex to open includes two independently owned facilities, each of which operate two dockside vessels. This casino complex, which increased gaming capacity in St. Louis by approximately 50%, opened in March of 1997. The Company's Riverside Casino faces competition from four casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market, which opened in January 1996. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market, which opened in October 1996. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.



LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 1997, the Company generated cash flows from operating activities of $23.2 million compared to $5.6 million for the same period in 1996. The increase in cash flow is primarily attributed to the opening of the Lawrenceburg Casino, the receipt of a $9.1 million income tax refund and, additionally, to the timing of expenditures related to operating accounts payable.

     In the three months ended March 31, 1997, the Company used cash flows for investing activities of $14.4 million versus $29.4 million for the three months ended March 31, 1996. The primary use of funds was the investment in the construction of the Lawrenceburg facility.

     During the three months ended March 31, 1997, the Company generated $3.8 million in cash flows from financing activities compared to generating $35.8 million of cash flows from financing activities for the same period in 1996. The primary sources of cash flows in 1997 were $5.8 million in loans from the Company's partner in Lawrenceburg offset by payments on installment contracts and other long-term obligations. In 1996, the Company had proceeds from a line of credit of $25.5 million and capital contributions from its partner of $10.4 million.

     As of March 31, 1997, the Company had approximately $50.8 million of cash, cash equivalents, and marketable securities, including approximately $12.0 million held at the Indiana Partnership, which can be used for general working capital purposes. In addition, the Company had $65.2 million in a disbursement account to be used to fund the Company's portion of the remaining Lawrenceburg construction costs which cannot be used for any other purpose. The Indiana Partnership has placed approximately $15.4 million in an escrow account representing unbilled construction costs of the permanent Lawrenceburg facility. On June 5, 1996 the Company issued $235 million of
First Mortgage Notes which are due June 2004. Additionally, the Company has $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties, particularly Lawrenceburg, Indiana and potentially into additional jurisdictions. As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional $2 to $5 million (primarily tenant allowance) as of March 31, 1997. Further, if the Predecessor's status as an S-Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $12.9 million (excluding penalties) to fund the potential income tax liability.

     The Company currently estimates that the total costs of the Lawrenceburg Casino and entertainment project will approximate $225 million. This is a forward looking statement that involves certain risks and uncertainties and this amount is subject to numerous factors including weather and other construction risks. As of March, 31, 1997, approximately $120 million has been contributed to the partnership for the project, including preopening costs. Of the remaining Lawrenceburg construction costs, approximately $25 million is anticipated to be funded through equipment financing from third party lenders and the balance will be funded by the Company (57.5% ) and its partners (42.5%). In the event project costs exceed $210 million, the Company and its partner will fund such costs on the same percentages to a total project cost of $225 million. Any project costs in excess of $225 million must be funded by the Company.

     The Company currently believes that as a result of its recent offering of First Mortgage Notes, cash on hand will be sufficient to fund its current operations and its obligations with respect to the Lawrenceburg casino development. If there are events which negatively impact the sources or uses of cash such as an overrun in the project costs related to the Lawrenceburg Casino, a material deterioration in the Company's existing operations, an adverse IRS ruling, or if the Company should fail to be able to open the permanent facility in Lawrenceburg within a 12 month period, the Company's ability to meet its debt service requirements could be significantly impaired.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS
DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER
MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO, (i) GENERAL ECONOMIC
CONDITIONS IN THE MARKETS IN WHICH THE COMPANY OPERATES, (ii) INCREASED COMPETITIVE PRESSURES IN THE MARKETS IN WHICH THE COMPANY OPERATES,
(iii) DELAYS OR COST-OVERRUNS WITH RESPECT TO THE LAWRENCEBURG CASINO WHICH COULD SIGNIFICANTLY IMPAIR THE ABILITY OF THE COMPANY TO MEET ITS DEBT
SERVICE REQUIREMENTS, (iv) THE EFFECT OF FUTURE LEGISLATION OR REGULATORY CHANGES ON THE COMPANY'S OPERATIONS, AND (v) OTHER RISKS DETAILED FROM TIME
TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                              ARGOSY GAMING COMPANY
                                OTHER INFORMATION


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS -


     MARION COUNTY, INDIANA GRAND JURY

     On or after March 15, 1996, the Company, its partners in the Lawrenceburg casino project and certain other individuals and entities were served with document request subpoenas issued by the Office of the Prosecuting Attorney of Marion County, Indiana in connection with a grand jury investigation entitled: STATE OF INDIANA V. ORIGINAL INVESTIGATION-OFFICIAL MISCONDUCT. Indiana law requires that at the time a target of an investigation is determined, that entity or person must be so advised by the Office of the Prosecuting Attorney. On March 23, 1996 the Company was advised by the Marion County prosecutor that no target subpoenas had been issued by the grand jury in its investigation as of that date. As described below, the grand jury has since handed up indictments on April 28, 1997 against four persons, but the Company and the partners of the Indiana Partnership continue not to have been advised by the Marion County Prosecutor that any of them is a target of the investigation. However, there can be no assurance that further targets will not be identified as further information and documents are obtained and considered by the grand jury. Due to the confidential nature of grand jury proceedings, the Company is not aware of the specific subject matter or matters of the investigation, other than to the extent revealed by the April 28, 1997 indictments. The Company believes it has fully complied with its subpoena, and has been informed by its partners that they have done the same.

     The subpoenas requested information regarding the current or prior ownership interest in the Company and the partners of the Indiana Partnership by the individuals or entities described below. The subpoenas also requested that the Company and its partners produce a broad category of documents including documents regarding employment and other agreements, gifts, payments and correspondence between the Company and any of its partners on the one hand and several business entities and individuals, including a then-Indiana state legislator (Samuel Turpin), certain Indiana lobbyists, and certain Lawrenceburg, Indiana city officials and businessmen on the other hand. The Company has learned that this legislator (Turpin) has served as an employee of a subsidiary of Conseco, Inc., the parent company of the 29% limited partner in the Indiana Partnership since September 1995. Additionally, the Company has learned that Turpin has served since September 1993 as a consultant to American Consulting Engineers, Inc. ("ACE"), a major Indiana engineering firm that is engaged in many state and local government funded construction projects. ACE also serves as lead engineer for the Lawrenceburg casino project. On May 24, 1996, the Indiana House Legislative Ethics Committee voted to reprimand, but take no further action against, Turpin for failing to properly report the foregoing employment and consulting arrangements on his 1993, 1994 and 1995 statements of economic interests. On June 27, 1996, Turpin announced his resignation as chairman of the Indiana House Ways and Means Committee. Turpin did not seek re-election in 1996 and is no longer a member of the Indiana House of Representatives.

     On April 28, 1997, the grand jury made a "First and Partial Report" that handed up felony indictments against (1) Willis Conner, co-owner of ACE;
(2) Kenneth Cragen, president of and lobbyist for the Indiana Motor Truck Association ("IMTA"); (3) Turpin; and (4) James Wurster, co-owner of ACE. Conner, Wurster and Turpin are each charged with one count of bribery in connection with payments made by ACE to Turpin while he served in the Indiana General Assembly, which payments were stated to be for consulting fees for duties outside the legislative process, but which the indictment charges were in return for official acts by Turpin that promoted the economic interests of ACE. The press release by the Marion County Prosecutor at the time of the indictments described those economic interests as including "the promoting of certain river boat gaming interests in which ACE had a financial interest, the diverting of state funds into highway construction and, while Turpin was a member of the State Budget Committee, the release of state funds that benefitted particular ACE public works projects." Turpin was also charged with five counts of filing fraudulent campaign finance reports, and one count of perjury in connection with a sworn statement to the Indiana Bureau of Motor Vehicles. Wurster was also charged with one count, and Cragen with two counts, of unlawful lobbying in connection with lobbying activities involving IMTA and ACE.

     The Company believes that neither it nor any entity controlled by or person employed by the Company has engaged, and has been informed by representatives of its partners that they have not engaged, in any unlawful conduct in the pursuit by or granting to the Indiana Partnership of the Lawrenceburg gaming license. Because the grand jury proceedings were unlikely to be concluded quickly, on March 25, 1996, a former U.S. Attorney (James Richmond) and his law firm were retained to conduct, as special independent counsel (the "special independent counsel"), an internal investigation into the activities and actions of the Company and the entities controlled by any person employed by the Company with respect to (i) the hiring by Conseco, Inc. and the Indiana engineering firm of the then-state legislator (Turpin),
(ii) the endorsement of the Indiana Partnership by the City of Lawrenceburg and the financial affairs of certain Lawrenceburg officials with respect to such endorsement and the awarding of the certificate of suitability by the Indiana Gaming Commission, and (iii) their lobbying efforts in furtherance of the Indiana legislature's enactment of legislation authorizing gaming and limiting gaming licenses to one per county. A special committee of independent directors of the Company was appointed to supervise and coordinate the special independent counsel's investigation. The special independent counsel did not investigate Conseco, Inc. The Company was advised that Conseco, Inc. also retained independent counsel and such counsel conducted its own internal investigation of matters that may be the subject of the grand jury proceedings and such investigation found no wrongdoing by Conseco, Inc. or any person or entity it controls, or is controlled by.

     From March 25 to April 15, 1996, the special independent counsel conducted its investigation and issued an interim report in which it concluded that it found no evidence that the Company or any entity controlled by or person employed by the Company had any involvement in, or knowledge of, the relationship between the then-state legislator (Turpin) and Conseco, Inc. or the Indiana engineering firm (ACE), or attempted to improperly influence any City of Lawrenceburg official, state legislator or Indiana Gaming Commission member or staff member in connection with the endorsement of the partnership by the City of Lawrenceburg and the awarding of the certificate of suitability to the Indiana Partnership with regard to lobbying, including the lobbying with respect to one gaming license per county legislation. The special independent counsel found no evidence that the Company or any entity controlled by or person employed by the Company attempted to unduly influence any legislator in any way. However, no investigation was made of any lobbyist's records, activities or expenditures, nor were any outside lobbyists interviewed. The special independent counsel also audited the Company's compliance with the lobbying disclosure statute in Indiana and found only technical errors in the Company's lobbying disclosure statements.
No evidence was found that these technical errors were intentional or designed to hide any lobbying activity. In conducting its investigation, the special independent counsel, among other things, reviewed numerous boxes of documents produced by the executive and Lawrenceburg offices of the Company and extensively interviewed the nine Company officers and employees most closely related to the Lawrenceburg Casino project, as well as the principal of R.J. Investments, Inc., a 4% limited partner of the Indiana Partnership.

     Several months after the completion of his investigation, the special independent counsel (Richmond) was retained as Acting General Counsel of the Company on January 14, 1997.

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

     The Company and the Indiana Partnership have filed with the ALJ a motion for summary judgment and to dismiss Empire's Request; the Commission has filed with the ALJ a motion for partial summary judgement, on Empire's Request; and Empire has filed with the ALJ its "discovery plan" describing discovery it wishes to pursue in the matter, as to which the Company and the Indiana Partnership have filed a motion for protective order. Responsive and reply briefing by the parties has been completed, and the ALJ has reset the hearing on the pending motions and the Empire discovery plan (originally scheduled for April 30, 1997) to take place on May 29, 1997.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.   OTHER INFORMATION-None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS.

                    27 - Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          1. Report on Form 8-K, dated March 21, 1997, filed with the Securities and Exchange Commission containing certain financial information of the Company for the year ended December 31, 1996.

                              ARGOSY GAMING COMPANY
                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/  Dale R. Black
                                        ----------------------------------------
Date:   May 14, 1997                         Dale R. Black
      ------------------                     Vice President-Corporate Controller
                                             (Principal Accounting Officer)