Form 10-Q
period 1997-06-30
ARGOSY GAMING CO
filed 1997-08-12
CIK 895385

------------------------------------------------------------------------------
------------------------------------------------------------------------------

------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C., 20549
                                      FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,498,333 shares of Common Stock, $.01 par value per share, as of August 11, 1997.

------------------------------------------------------------------------------

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                        PART I


FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY

    Condensed Consolidated Balance Sheets                                    1
    Condensed Consolidated Statements of Operations                          2
    Condensed Consolidated Statements of Cash Flows                          4
    Notes to Condensed Consolidated Financial Statements                     5

FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST
  MORTGAGE NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

    FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
       Condensed Balance Sheets                                             10
       Condensed Statements of Income                                       11
       Condensed Statements of Cash Flows                                   13
       Notes to Condensed Financial Statements                              14

    FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY
       Condensed Balance Sheets                                             15
       Condensed Statements of Operations                                   16
       Condensed Statements of Cash Flows                                   18
       Notes to Condensed Financial Statements                              19

    FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
       Condensed Consolidated Balance Sheets                                20
       Condensed Consolidated Statements of Operations                      21
       Condensed Consolidated Statements of Cash Flows                      23
       Notes to Condensed Consolidated Financial Statements                 24

    FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
       Condensed Balance Sheets                                             25
       Condensed Statements of Operations                                   26
       Condensed Statements of Cash Flows                                   28
       Notes to Condensed Financial Statements                              29

    FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
       Condensed Balance Sheets                                             30
       Condensed Statements of Operations                                   31
       Condensed Statements of Cash Flows                                   33
       Notes to Condensed Financial Statements                              34

    FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
       Condensed Consolidated Balance Sheets                                35
       Condensed Consolidated Statements of Operations                      36
       Condensed Consolidated Statements of Cash Flows                      38
       Notes to Condensed Consolidated Financial Statements                 39

    FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
       Condensed Balance Sheets                                             41
       Condensed Statements of Operations                                   42
       Condensed Statements of Cash Flows                                   44
       Notes to Condensed Financial Statements                              45



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
OF OPERATIONS                                                               47


                                       PART II

Item 1     Legal Proceedings                                                54
Item 2     Changes in Securities                                            56
Item 3     Defaults upon Senior Securities                                  56
Item 4     Submission of Matters to a Vote of Security Holders              56
Item 5     Other Information                                                56
Item 6     Exhibits and Reports on Form 8-K                                 56

                           ARGOSY GAMING COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Data)

                                                            JUNE 30,            DECEMBER 31,
                                                              1997                   1996
                                                           ----------            ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                              $ 45,154              $ 38,284
     Income taxes receivable                                   1,967                11,111
     Other current assets                                      8,423                 9,446
                                                            --------              --------
          Total current assets                                55,544                58,841
                                                            --------              --------

PROPERTY AND EQUIPMENT, NET                                  345,599               314,480
                                                            --------              --------

OTHER ASSETS:
     Restricted cash and cash equivalents                     66,568                84,551
     Goodwill, net                                            22,625                22,923
     Other, net                                               50,676                51,364
                                                            --------              --------
          Total other assets                                 139,869               158,838
                                                            --------              --------
TOTAL ASSETS                                                $541,012              $532,159
                                                            --------              --------
                                                            --------              --------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities               $ 24,642              $ 29,948
     Other current liabilities                                27,017                15,018
                                                            --------              --------
          Total current liabilities                           51,659                44,966
                                                            --------              --------

LONG-TERM DEBT                                               400,077               377,308
OTHER LONG-TERM OBLIGATIONS                                   12,163                20,340
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES     17,650                16,844

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;
        24,498,333 shares issued and outstanding                 245                   243
     Capital in excess of par                                 71,907                71,865
     Retained (deficit) earnings                             (12,689)                  593
                                                            --------              --------
          Total stockholders' equity                          59,463                72,701
                                                            --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $541,012              $532,159
                                                            --------              --------
                                                            --------              --------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Share and Per Share Data)

                                                                  SIX  MONTHS ENDED
                                                         ---------------------------------
                                                            JUNE 30,              JUNE 30,
                                                             1997                  1996
                                                         ------------           ----------
                                                         (UNAUDITED)            (UNAUDITED)
REVENUES:
     Casino                                              $   157,584                118,147
     Admissions                                                8,592                  1,995
     Food, beverage and other                                 17,161                 12,853
                                                         -----------            -----------
                                                             183,337                132,995
     Less promotional allowances                             (13,333)                (7,041)
                                                         -----------            -----------
Net revenues                                                 170,004                125,954
                                                         -----------            -----------

COSTS AND EXPENSES:
     Casino                                                   79,586                 59,264
     Food, beverage and other                                 14,083                 11,329
     Other operating expenses                                 13,752                  8,732
     Selling, general and administrative                      35,041                 26,231
     Depreciation and amortization                            16,402                 11,085
     Development and preopening costs                            323                  3,790
     Severance expense                                         1,750
     Lease termination costs                                                          3,508
                                                         -----------            -----------
                                                             160,937                123,939
                                                         -----------            -----------
Income from operations                                         9,067                  2,015
                                                         -----------            -----------

OTHER INCOME (EXPENSE):
     Interest income                                           2,835                    640
     Interest expense                                        (23,215)               (11,546)
                                                         -----------            -----------
                                                             (20,380)               (10,906)
                                                         -----------            -----------

Loss before income taxes, minority interests and
     extraordinary item                                      (11,313)                (8,891)
Income tax benefit                                                                    3,200
Minority interests                                            (1,969)                   713
                                                         -----------            -----------
Loss before extraordinary item                               (13,282)                (4,978)
Extraordinary loss on extinguishment of debt
    (net of income tax benefit of $594)                                                (890)
                                                         -----------            -----------

Net loss                                                 $   (13,282)                (5,868)
                                                         -----------            -----------
                                                         -----------            -----------

Loss before extraordinary item per share                 $     (0.54)                 (0.20)
Extraordinary loss on extinguishment of debt per
     share (net of income tax benefit of $.02)                                        (0.04)
                                                         -----------            -----------
Net loss per share                                       $     (0.54)                 (0.24)
                                                         -----------            -----------
                                                         -----------            -----------

Weighted average shares outstanding                       24,383,332             24,333,333
                                                          ----------            -----------
                                                          ----------            -----------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Share and Per Share Data)

                                                                THREE MONTHS ENDED
                                                         ---------------------------------
                                                            JUNE 30,              JUNE 30,
                                                             1997                  1996
                                                         ------------           ----------
                                                         (UNAUDITED)            (UNAUDITED)
REVENUES:
     Casino                                              $    81,292           $     59,356
     Admissions                                                4,569
     Food, beverage and other                                  8,799                  6,798
                                                         -----------            -----------
                                                              94,660                 66,154
     Less promotional allowances                              (7,151)                (2,889)
                                                         -----------            -----------
Net revenues                                                  87,509                 63,265
                                                         -----------            -----------

COSTS AND EXPENSES:
     Casino                                                   40,365                 30,193
     Food, beverage and other                                  7,192                  6,053
     Other operating expenses                                  6,778                  4,364
     Selling, general and administrative                      17,400                 11,913
     Depreciation and amortization                             8,508                  5,196
     Development and preopening costs                            160                  1,935
     Lease termination costs                                                          3,508
                                                         -----------            -----------
                                                              80,403                 63,162
                                                         -----------            -----------
Income from operations                                         7,106                    103
                                                         -----------            -----------

OTHER INCOME (EXPENSE):
     Interest income                                           1,393                    550
     Interest expense                                        (11,313)                (7,335)
                                                         -----------            -----------
                                                              (9,920)                (6,785)
                                                         -----------            -----------

Loss before income taxes, minority interests and
     extraordinary item                                       (2,814)                (6,682)
Income tax benefit                                                                    2,333
Minority interests                                            (1,451)                   418
                                                         -----------            -----------
Loss before extraordinary item                                (4,265)                (3,931)
Extraordinary loss on extinguishment of debt
     (net of income tax benefit of $594)                                               (890)
                                                         -----------            -----------

Net loss                                                 $    (4,265)          $     (4,821)
                                                         -----------            -----------
                                                         -----------            -----------

Loss before extraordinary item per share                 $     (0.17)          $      (0.16)
Extraordinary loss on extinguishment of debt per
     share (net of income tax benefit of $.02)                                        (0.04)
                                                         -----------            -----------
Net loss per share                                       $     (0.17)          $      (0.20)
                                                         -----------            -----------
                                                         -----------            -----------

Weighted average shares outstanding                       24,432,784             24,333,333
                                                         -----------            -----------
                                                         -----------            -----------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)


                                                                    SIX MONTHS ENDED
                                                           ---------------------------------
                                                              JUNE 30,              JUNE 30,
                                                               1997                  1996
                                                           ------------           ----------
                                                           (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                              $(13,282)             $  (5,868)
     Adjustments to reconcile net  loss to net cash
       provided by operating activities:
          Depreciation                                        15,367                 10,640
          Amortization                                         2,017                  1,269
          Deferred income taxes                                                      (3,198)
          Minority interests                                   1,969                   (713)
          Extraordinary item                                                            890
          Lease termination costs                                                     3,151
          Changes in operating assets and liabilities:
              Income taxes receivable                          9,144
              Other current assets                             1,530                 (1,442)
              Deposits                                          (917)                  (656)
              Accounts payable and other current liabilities     720                  1,386
                                                            --------              ---------
              Net cash provided by operating activities       16,548                  5,459
                                                            --------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                     (46,486)               (62,083)
     Decrease (increase) in restricted cash held by trustees  17,983                (94,484)
     Decrease in long term obligations                        (3,015)
     Increase in other assets                                   (381)
                                                            --------              ---------
          Net cash used in investing activities              (31,899)              (156,567)
                                                            --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                    44,500
     Repayment of line of credit                                                    (90,000)
     Payments on long-term debt and installment contracts     (3,184)                  (752)
     Capital contributions from partner                                              19,676
     Proceeds from sale of first mortgage notes                                     235,000
     Proceeds from partner loans                              26,815
     Repayment of partner loans                                 (690)
     Payment of preferred equity return to partner              (489)
     Increase in other assets                                   (231)                (9,585)
                                                            --------              ---------
          Net cash provided by financing activities           22,221                198,839
                                                            --------              ---------
Net increase in cash and cash equivalents                      6,870                 47,731
Cash and cash equivalents, beginning of period                38,284                 16,159
                                                            --------              ---------
Cash and cash equivalents, end of period                    $ 45,154              $  63,890
                                                            --------              ---------
                                                            --------              ---------


     See accompanying notes to condensed consolidated financial statements.

                                ARGOSY GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    (In Thousands)






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

    As of June 30, 1997 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $6.5 million against its deferred tax assets.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. The adoption of Statement 128 has no effect on the Company's calculation of primary earnings per share.

    The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                                ARGOSY GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED) CONTINUED
                                    (In Thousands)





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

    The partnership may only operate at its temporary site for one year from the opening of the temporary facility. The completion of the permanent facility is subject to the satisfaction of numerous conditions including weather conditions and the receipt of numerous permits and licenses. There can be no assurance that the permanent facility will be open within one year of the opening of the temporary facility.

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

    An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13,200, including interest through June 30, 1997, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

                                ARGOSY GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED) CONTINUED
                                    (In Thousands)





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

    The following tables present summarized balance sheet information of the Company as of June 30, 1997 and December 31, 1996 and summarized operating statement information for the six and three months ended June 30, 1997 and 1996. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casino in Sioux City and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                                ARGOSY GAMING COMPANY
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS (UNAUDITED) CONTINUED
                                    (In Thousands)

     Summarized balance sheet information as of June 30, 1997 and December 31, 1996 is as follows:


                                                                           JUNE 30, 1997
                                              -------------------------------------------------------------------------

                                                 PARENT                         NON-
                                                 COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               -----------    -----------    ----------    ------------    ------------

ASSETS:
     Current assets                            $    23,116    $    27,500    $    21,888    $   (16,960)   $    55,544
     Non-current assets                            397,908        358,303        160,532       (431,275)       485,468
                                               -----------    -----------    -----------    ------------    ------------
                                               $   421,024    $   385,803    $   182,420    $  (448,235)   $   541,012
                                               -----------    -----------    -----------    ------------    ------------
                                               -----------    -----------    -----------    ------------    ------------
LIABILITIES AND EQUITY:
     Current liabilities                       $    11,561    $    38,080    $    35,582    $   (33,564)   $    51,659

     Non-current liabilities                       350,000        303,239        108,512       (331,861)       429,890

     Stockholders' equity                           59,463         44,484         38,326        (82,810)        59,463
                                               -----------    -----------    -----------    ------------    ------------
                                               $   421,024    $   385,803    $   182,420    $  (448,235)   $   541,012
                                               -----------    -----------    -----------    ------------    ------------
                                               -----------    -----------    -----------    ------------    ------------



                                                                          DECEMBER 31, 1996
                                              -------------------------------------------------------------------------

                                                 PARENT                         NON-
                                                 COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               -----------    -----------    ----------    ------------    ------------

ASSETS:
     Current assets                            $    29,353    $    25,301    $    13,191   $     (9,004)   $    58,841
     Non-current assets                            403,873        314,287        119,727       (364,569)       473,318
                                               -----------    -----------    -----------    ------------   -----------
                                               $   433,226    $   339,588    $  132,918     $ (373,573)    $  532,159
                                               -----------    -----------    -----------    ------------   -----------
                                               -----------    -----------    -----------    ------------   -----------

LIABILITIES AND EQUITY:
     Current liabilities                       $    10,525    $    26,939    $    20,630    $   (13,128)   $    44,966
     Non-current liabilities                       350,000        267,428         78,856       (281,792)       414,492
     Stockholders' equity                           72,701         45,221         33,432        (78,653)        72,701
                                               -----------    -----------    -----------    ------------   -----------
                                               $   433,226    $   339,588    $   132,918    $ (373,573)    $  532,159
                                               -----------    -----------    -----------    ------------   -----------
                                               -----------    -----------    -----------    ------------   -----------


                               ARGOSY GAMING COMPANY
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                          STATEMENTS (UNAUDITED) CONTINUED
                                   (In Thousands)

     Summarized operating statement information for the six and three months ended June 30, 1997 and 1996 is as follows:


                                                                   SIX MONTHS ENDED JUNE 30, 1997
                                              -------------------------------------------------------------------------

                                                 PARENT                         NON-
                                                 COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               -----------    -----------    ----------    ------------    ------------

Net revenues                                   $     3,358    $   100,973    $   72,608    $    (6,935)    $    170,004
Costs and expenses                                   8,975         93,539        62,885         (4,462)         160,937
Net interest expense                                15,972            535         2,086          1,787           20,380
Net (loss) income                              $   (13,282)   $     3,680    $    4,896    $    (8,576)    $    (13,282)



                                                                   SIX MONTHS ENDED JUNE 30, 1996
                                              -------------------------------------------------------------------------

                                                 PARENT                         NON-
                                                 COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               -----------    -----------    ----------    ------------    ------------

Net revenues                                   $     2,114    $   115,933    $   10,167    $    (2,260)    $    125,954
Costs and expenses                                   8,446        105,033        12,770         (2,310)         123,939
Net interest expense                                 7,638          3,098           170             --           10,906
Net (loss) income                              $    (5,868)   $     4,450    $   (2,774)   $    (1,676)    $     (5,868)



                                                                   THREE MONTHS ENDED JUNE 30, 1997
                                              -------------------------------------------------------------------------

                                                 PARENT                         NON-
                                                 COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               -----------    -----------    ----------    ------------    ------------

Net revenues                                   $     1,500    $    52,143    $   39,596    $    (5,730)    $     87,509
Costs and expenses                                   3,251         46,821        33,170         (2,839)          80,403
Net interest expense                                 7,905            (19)          727          1,307            9,920
Net (loss) income                              $    (4,265)    $    2,940     $   4,321     $   (7,261)    $     (4,265)



                                                                   THREE MONTHS ENDED JUNE 30, 1996
                                              -------------------------------------------------------------------------

                                                 PARENT                         NON-
                                                 COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               -----------    -----------    ----------    ------------    ------------

Net revenues                                   $       945     $   58,249    $    5,083    $    (1,012)    $     63,265
Costs and expenses                                   3,043         54,120         7,781         (1,782)          63,162
Net interest expense                                 4,998          1,704            83             --            6,785
Net (loss) income                              $    (4,821)    $    1,033    $   (2,781)   $     1,748     $     (4,821)


                               ALTON GAMING COMPANY
                             CONDENSED BALANCE SHEETS
                  (In Thousands, Except Share and Per Share Data)


                                                                  JUNE 30,      DECEMBER 31,
                                                                    1997            1996
                                                                -------------   ------------
                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                              $  3,592       $  3,563
  Other current assets                                                 1,745          1,482
                                                                    --------       --------
    Total current assets                                               5,337          5,045
                                                                    --------       --------
DUE FROM AFFILIATES                                                   14,102         10,592

NET PROPERTY AND EQUIPMENT                                            29,326         30,112

OTHER ASSETS                                                               4              7
                                                                    --------       --------
TOTAL ASSETS                                                       $  48,769      $  45,756
                                                                    --------       --------
                                                                    --------       --------

CURRENT LIABILITIES:
  Accounts payable                                                    $  527       $  1,547
  Other accrued liabilities                                            4,211          4,299
  Income taxes payable to affiliate                                    1,528
                                                                    --------       --------
    Total current liabilities                                          6,266          5,846
                                                                    --------       --------
OTHER LONG-TERM OBLIGATIONS - RELATED PARTY                              178            171

DEFERRED INCOME TAXES                                                  3,656          3,494

STOCKHOLDER'S EQUITY:
  Common stock - $1 par value, 1,000 shares authorized,
     issued and outstanding                                                1              1
  Capital in excess of par                                               256            256
  Retained earnings                                                   38,412         35,988
                                                                    --------       --------
    Total stockholder's equity                                        38,669         36,245
                                                                    --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $  48,769      $  45,756
                                                                    --------       --------
                                                                    --------       --------


             See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)


                                                                     SIX MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,       JUNE 30,
                                                                    1997           1996
                                                                ------------   -----------
                                                                (UNAUDITED)    (UNAUDITED)
REVENUES:
  Casino                                                          $  32,055     $  37,442
  Food, beverage and other                                            3,613         3,693
                                                                  ---------     ---------
                                                                     35,668        41,135
  Less promotional allowances                                          (983)       (1,193)
                                                                  ---------     ---------
Net revenues                                                         34,685        39,942
                                                                  ---------     ---------

COSTS AND EXPENSES
  Casino                                                             15,848        17,490
  Food, beverage and other                                            3,423         3,489
  Other operating expenses                                            2,737         2,732
  Selling, general and administrative                                 5,260         6,194
  Depreciation and amortization                                       2,109         2,071
  Management fees - related party                                     1,288         1,872
                                                                  ---------     ---------
                                                                     30,665        33,848
                                                                  ---------     ---------
Income from operations                                                4,020         6,094

OTHER INCOME (EXPENSE)
  Interest income                                                        23            23
  Interest expense                                                       (7)          (21)
                                                                  ---------     ---------
                                                                         16             2
                                                                  ---------     ---------
Income before income taxes                                            4,036         6,096
Income tax expense                                                   (1,612)       (2,439)
                                                                  ---------     ---------

Net income                                                         $  2,424      $  3,657
                                                                  ---------     ---------
                                                                  ---------     ---------


                   See accompanying notes to condensed financial statements.



                                              11



                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                (In Thousands)


                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,      JUNE 30,
                                                                    1997          1996
                                                                ------------  ------------
                                                                (UNAUDITED)    (UNAUDITED)
REVENUES:
  Casino                                                         $  15,633     $  18,944
  Food, beverage and other                                           1,796         1,901
                                                                  --------      --------
                                                                    17,429        20,845
  Less promotional allowances                                         (486)         (566)
                                                                  --------      --------
Net revenues                                                        16,943        20,279
                                                                  --------      --------

COSTS AND EXPENSES
  Casino                                                             7,709         8,898
  Food, beverage and other                                           1,653         1,806
  Other operating expenses                                           1,285         1,352
  Selling, general and administrative                                2,529         3,138
  Depreciation and amortization                                      1,089         1,039
  Management fees - related party                                      467           946
                                                                  --------      --------
                                                                    14,732        17,179
                                                                  --------      --------
Income from operations                                               2,211         3,100

OTHER INCOME (EXPENSE)
  Interest income                                                       14            16
  Interest expense                                                      (4)          (11)
                                                                  --------      --------
                                                                        10             5
                                                                  --------      --------
Income before income taxes                                           2,221         3,105
Income tax expense                                                    (886)       (1,118)
                                                                  --------      --------
Net income                                                        $  1,335      $  1,987
                                                                  --------      --------
                                                                  --------      --------

                    See accompanying notes to condensed financial statements.


ALTON GAMING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                    SIX MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,      JUNE 30,
                                                                    1997          1996
                                                                ------------  ------------
                                                                (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  2,424      $  3,657
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                  2,109         2,071
       Deferred income taxes                                            87           317
       Changes in operating assets and liabilities:
            Other current assets                                      (186)          431
            Accounts payable                                        (1,020)         (764)
            Accrued liabilities                                        (88)          380
            Income taxes payable to affiliate                        1,528         2,122
                                                                  --------      --------
            Net cash provided by operating activities                4,854         8,214
                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (1,322)         (690)
                                                                  --------      --------
           Net cash used in investing activities                    (1,322)         (690)
                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliate                                                  (3,510)       (7,550)
Increase (decrease)  in other long-term obligations - related party      7          (852)
                                                                  --------      --------
           Net cash used in financing activities                    (3,503)       (8,402)
                                                                  --------      --------

Net increase (decrease)  in cash and cash equivalents                   29          (878)
Cash and cash equivalents, beginning of period                       3,563         3,873
                                                                  --------      --------
Cash and cash equivalents, end of period                          $  3,592      $  2,995
                                                                  --------      --------
                                                                  --------      --------



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

2.  COMMITMENTS AND CONTINGENCIES

A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13,200, including interest through June 30, 1997, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                        THE MISSOURI GAMING COMPANY
                         CONDENSED BALANCE SHEETS
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        JUNE 30,       DECEMBER 31,
                                                                          1997             1996
                                                                      ------------     ------------
                                                                      (UNAUDITED)

CURRENT ASSETS:
     Cash                                                             $     6,626      $     6,143
     Other current assets                                                   2,084            1,563
                                                                      ------------     ------------
          Total current assets                                              8,710            7,706
                                                                      ------------     ------------

NET PROPERTY AND EQUIPMENT                                                  74,075          75,773

OTHER ASSETS                                                                 2,788           3,272
                                                                      ------------     ------------

TOTAL ASSETS                                                          $     85,573     $    86,751
                                                                      ------------     ------------
                                                                      ------------     ------------

CURRENT LIABILITIES:
     Accounts payable                                                 $     1,564      $     3,505
     Income taxes payable to affiliate                                      4,509            4,435
     Other accrued liabilities                                              4,299            4,244
                                                                      ------------     ------------
          Total current liabilities                                        10,372           12,184
                                                                      ------------     ------------

DUE TO AFFILIATES                                                          56,406           56,345

DEFERRED INCOME TAXES                                                       1,419              907

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1000 shares authorized
        issued and outstanding
     Capital in excess of par                                               5,000            5,000
     Retained earnings                                                     12,376           12,315
                                                                      ------------     ------------
          Total stockholder's equity                                       17,376           17,315
                                                                      ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $    85,573      $    86,751
                                                                      ------------     ------------
                                                                      ------------     ------------


           See accompanying notes to condensed financial statements.

                        THE MISSOURI GAMING COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS
                              (In Thousands)


                                                                      SIX MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,       JUNE 30,
                                                                    1997           1996
                                                                -----------    -----------
                                                                (UNAUDITED)    (UNAUDITED)

REVENUES
     Casino                                                      $   31,667     $   44,002
     Admissions                                                                      1,993
     Food, beverage and other                                         4,936          5,344
                                                                -----------    -----------
                                                                     36,603         51,339
     Less promotional allowances                                     (2,428)        (4,010)
                                                                -----------    -----------
Net revenues                                                         34,175         47,329
                                                                -----------    -----------


COSTS AND EXPENSES
     Casino                                                          16,792         22,391
     Food, beverage and other                                         4,151          4,713
     Other operating expenses                                         1,874          2,342
     Selling, general and administrative                              5,813          7,057
     Depreciation and amortization                                    2,738          4,252
     Preopening costs                                                                  322
     Lease termination costs                                                         3,508
                                                                -----------    -----------
                                                                     31,368         44,585
                                                                -----------    -----------
Income from operations                                                2,807          2,744

OTHER INCOME (EXPENSE):
Interest income                                                          94
Interest expense - related party                                     (2,758)        (2,914)
                                                                -----------    -----------
                                                                     (2,664)        (2,914)
                                                                -----------    -----------
Income (loss) before income taxes                                       143           (170)
Income tax (expense) benefit                                            (82)            68
                                                                -----------    -----------
Net income (loss)                                               $        61    $      (102)
                                                                -----------    -----------
                                                                -----------    -----------


           See accompanying notes to condensed financial statements.

                        THE MISSOURI GAMING COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS
                              (In Thousands)


                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,       JUNE 30,
                                                                    1997           1996
                                                                -----------    -----------
                                                                (UNAUDITED)    (UNAUDITED)

REVENUES
     Casino                                                     $   15,217     $   21,837
     Food, beverage and other                                        2,439          2,888
                                                                -----------    -----------
                                                                    17,656         24,725
     Less promotional allowances                                    (1,268)        (1,300)
                                                                -----------    -----------
Net revenues                                                        16,388         23,425
                                                                -----------    -----------

COSTS AND EXPENSES
     Casino                                                          8,034         11,094
     Food, beverage and other                                        2,055          2,434
     Other operating expenses                                          914          1,087
     Selling, general and administrative                             2,853          3,292
     Depreciation and amortization                                   1,369          1,754
     Lease termination costs                                                        3,508
                                                                -----------    -----------
                                                                    15,225         23,169
                                                                -----------    -----------
Income from operations                                               1,163            256

OTHER INCOME (EXPENSE):
Interest income                                                         59
Interest expense - related party                                    (1,364)        (1,616)
                                                                -----------    -----------
                                                                    (1,305)        (1,616)
                                                                -----------    -----------
Loss before income taxes                                              (142)        (1,360)
Income tax expense                                                      55            509
                                                                -----------    -----------
Net loss                                                        $      (87)    $     (851)
                                                                -----------    -----------
                                                                -----------    -----------


           See accompanying notes to condensed financial statements.

                        THE MISSOURI GAMING COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (In Thousands)


                                                                      SIX MONTHS ENDED
                                                                --------------------------
                                                                  JUNE 30,       JUNE 30,
                                                                    1997           1996
                                                                -----------    -----------
                                                                (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                               $       61     $     (102)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities
   Depreciation                                                      2,618          4,132
   Amortization                                                        120            120
   Deferred income taxes                                                 7           (355)
   Lease termination costs                                                          3,508
   Changes in operating assets and liabilities:
     Other current assets                                              366           (243)
     Accounts payable                                               (1,941)        (6,060)
     Accrued liabilities                                               268          1,569
     Income taxes payable to affiliate                                  74             62
     Other assets                                                     (136)           900
                                                                -----------    -----------
     Net cash provided by operating activities                       1,437          3,531
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (921)       (13,296)
                                                                -----------    -----------
   Net cash used in investing activities                              (921)       (13,296)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                      (94)          (458)
Due to affiliate                                                        61         14,917
                                                                -----------    -----------
   Net cash (used in) provided by financing activities                 (33)        14,459
                                                                -----------    -----------
Net increase in cash and cash equivalents                              483          4,694
Cash and cash equivalents, beginning of period                       6,143          4,131
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $    6,626     $    8,825
                                                                -----------    -----------
                                                                -----------    -----------

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

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor under the terms of the Mortgage Notes.

                            ARGOSY OF LOUISIANA, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  JUNE 30,   DECEMBER 31,
                                                                    1997         1996
                                                                -----------  -----------
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 3,450       $ 3,051
  Other current assets                                              2,166         2,776
                                                                  -------       -------
       Total current assets                                         5,616         5,827
                                                                  -------       -------

NET PROPERTY AND EQUIPMENT                                         46,728        49,021

OTHER ASSETS                                                        1,967         2,206
                                                                  -------       -------
TOTAL ASSETS                                                      $54,311       $57,054
                                                                  -------       -------
                                                                  -------       -------

CURRENT LIABILITIES:
  Accounts payable                                                $   484       $ 1,127
  Other accrued liabilities                                         4,482         3,497
  Current maturities of long-term
   debt-related party                                               5,578         5,578
                                                                  -------       -------
       Total current liabilities                                   10,544        10,202
                                                                  -------       -------

LONG-TERM DEBT-RELATED PARTY                                       43,708        42,812

DEFERRED INCOME TAXES                                                   0         1,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                       2,969         3,174

STOCKHOLDER'S DEFICIT:
  Common stock - $1 par value, 1,000 shares
   authorized issued and outstanding                                    1             1
  Accumulated deficit                                              (2,911)         (295)
                                                                  -------       -------
       Total stockholder's deficit                                 (2,910)         (294)
                                                                  -------       -------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                       $54,311       $57,054
                                                                  -------       -------
                                                                  -------       -------

    See accompanying notes to condensed consolidated financial statements.

                        ARGOSY OF LOUISIANA, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                            -----------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1996
                                                            ----------- -----------
                                                            (UNAUDITED) (UNAUDITED)
REVENUES
  Casino                                                      $26,196     $27,036
  Food, beverage and other                                      3,686       2,549
                                                              -------     -------
                                                               29,882      29,585
  Less promotional allowances                                  (2,238)     (1,495)
                                                              -------     -------
Net revenues                                                   27,644      28,090
                                                              -------     -------

COST AND EXPENSES
  Casino                                                       15,081      13,365
  Food, beverage and other                                      3,462       2,297
  Other operating expenses                                      2,552       2,349
  Selling, general and administrative                           6,560       5,481
  Depreciation and amortization                                 2,789       2,731
                                                              -------     -------
                                                               30,444      26,223
                                                              -------     -------

(Loss) income from operations                                  (2,800)      1,867
Interest (expense) income net:
  Interest to related party                                      (802)
  Other                                                            47          75
                                                              -------     -------

(Loss) income before income taxes and minority interest        (3,555)      1,942
Income tax benefit (expense)                                      734        (947)
Minority interest                                                 205         (78)
                                                              -------     -------
Net (loss) income                                             $(2,616)     $  917
                                                              -------     -------
                                                              -------     -------


    See accompanying notes to condensed consolidated financial statements.

                       ARGOSY OF LOUISIANA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS)


                                                               THREE MONTHS ENDED
                                                            -----------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1996
                                                            ----------- -----------
                                                            (UNAUDITED) (UNAUDITED)
REVENUES
  Casino                                                      $13,405     $13,765
  Food, beverage and other                                      1,973       1,450
                                                              -------     -------
                                                               15,378      15,215
  Less promotional allowances                                  (1,247)       (820)
                                                              -------     -------
Net revenues                                                   14,131      14,395
                                                              -------     -------

COST AND EXPENSES
  Casino                                                        7,750       7,094
  Food, beverage and other                                      1,828       1,386
  Other operating expenses                                      1,228       1,245
  Selling, general and administrative                           3,546       2,863
  Depreciation and amortization                                 1,397       1,374
                                                              -------     -------
                                                               15,749      13,962
                                                              -------     -------

(Loss) income from operations                                  (1,618)        433
Interest (expense) income net:
  Interest to related party                                      (401)
  Other                                                            27         432
                                                              -------     -------

(Loss) income before income taxes and minority interest        (1,992)        865
Income tax benefit (expense)                                      257        (879)
Minority interest                                                 116          (9)
                                                              -------     -------
Net loss                                                      $(1,619)    $   (23)
                                                              -------     -------
                                                              -------     -------

    See accompanying notes to condensed consolidated financial statements.

                        ARGOSY OF LOUISIANA, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                               -----------------------
                                                                 JUNE 30,   JUNE 30,
                                                                   1997       1996
                                                               ----------- -----------
                                                               (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                               $(2,616)     $  917
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
    Depreciation                                                  2,549       2,492
    Amortization                                                    240         239
    Minority interest                                              (205)         78
    Deferred income taxes                                          (734)        711
    Changes in operating assets and liabilities:
       Other current assets                                         185         942
       Accounts payable                                            (643)       (512)
       Other accrued liabilities                                    985       1,962
                                                                -------     -------
       Net cash (used in) provided by operating activities         (239)      6,829
                                                                -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (258)       (488)
                                                                -------     -------
     Net cash used in investing activities                         (258)       (488)
                                                                -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates                     896      (6,231)
Payments on notes payable and long-term debt                                   (292)
Decrease in other assets                                                         69
                                                                -------     -------
     Net cash provided by (used in) financing activities            896      (6,454)
                                                                -------     -------

Net increase (decrease) in cash and cash equivalents                399        (113)
Cash and cash equivalents, beginning of period                    3,051       5,201
                                                                -------     -------
Cash and cash equivalents, end of period                        $ 3,450     $ 5,088
                                                                -------     -------
                                                                -------     -------

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

    Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Gaming Control Board. Through June 30, 1997, the Company has paid all admission payments due under the above agreements.

    On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                           CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  JUNE 30,   DECEMBER 31,
                                                                    1997         1996
                                                                -----------  -----------
                                                                (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                    $ 3,450      $ 3,051
     Other current assets                                             969        1,134
                                                                  -------      -------
          Total current assets                                      4,419        4,185
                                                                  -------      -------

NET PROPERTY AND EQUIPMENT                                         46,413       48,704

OTHER ASSETS                                                        1,968        2,206
                                                                  -------      -------

TOTAL ASSETS                                                      $52,800      $55,095
                                                                  -------      -------
                                                                  -------      -------

CURRENT LIABILITIES:
     Accounts payable                                             $   483      $ 1,127
     Other accrued liabilities                                      4,964        3,497
     Accrued interest-related party                                   302
     Notes payable and current maturities of long-term
       debt-related party                                           5,578        5,578
                                                                  -------      -------
          Total current liabilities                                11,327       10,202
                                                                  -------      -------

LONG-TERM DEBT-RELATED PARTY                                       13,793       13,793
PARTNERS' EQUITY                                                   27,680       31,100
                                                                  -------      -------

TOTAL LIABILITIES AND PARTNERS' EQUITY                            $52,800      $55,095
                                                                  -------      -------
                                                                  -------      -------


    See accompanying notes to condensed financial statements.

                 CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                   CONDENSED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                            -----------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1996
                                                            ----------- -----------
                                                            (UNAUDITED) (UNAUDITED)
REVENUES:
     Casino                                                   $26,196     $27,036
     Food, beverage and other                                   3,686       2,549
                                                              -------     -------
                                                               29,882      29,585
     Less promotional allowances                               (2,238)     (1,495)
                                                              -------     -------
Net revenues                                                   27,644      28,090
                                                              -------     -------

COSTS AND EXPENSES
     Casino                                                    15,081      13,365
     Food, beverage and other                                   3,462       2,297
     Other operating expenses                                   2,552       2,349
     Selling, general and administrative                        6,425       5,323
     Depreciation and amortization                              2,789       2,731
                                                              -------     -------
                                                               30,309      26,065
                                                              -------     -------

(Loss) income from operations                                  (2,665)      2,025

INTEREST (EXPENSE) INCOME (NET):
     Related parties                                             (802)       (802)
     Other                                                         47          73
                                                              -------     -------
                                                                 (755)       (729)
                                                              -------     -------
Net (loss) income                                             $(3,420)    $ 1,296
                                                              -------     -------
                                                              -------     -------

     See accompanying notes to condensed financial statements.

                  CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                    CONDENSED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                            -----------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1996
                                                            ----------- -----------
                                                            (UNAUDITED) (UNAUDITED)
REVENUES:
     Casino                                                   $13,405     $13,765
     Food, beverage and other                                   1,973       1,450
                                                              -------     -------
                                                               15,378      15,215
     Less promotional allowances                               (1,247)       (820)
                                                              -------     -------
Net revenues                                                   14,131      14,395
                                                              -------     -------

COSTS AND EXPENSES
     Casino                                                     7,750       7,094
     Food, beverage and other                                   1,828       1,386
     Other operating expenses                                   1,228       1,245
     Selling, general and administrative                        3,478       2,785
     Depreciation and amortization                              1,397       1,374
                                                              -------     -------
                                                               15,681      13,884
                                                              -------     -------

(Loss) income from operations                                  (1,550)        511

INTEREST (EXPENSE) INCOME (NET):
     Related parties                                             (401)       (401)
     Other                                                         27          29
                                                              -------     -------
                                                                 (374)       (372)
                                                              -------     -------
Net (loss) income                                             $(1,924)    $   139
                                                              -------     -------
                                                              -------     -------

     See accompanying notes to condensed financial statements.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                               -----------------------
                                                                 JUNE 30,   JUNE 30,
                                                                   1997       1996
                                                               ----------- -----------
                                                               (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                $(3,420)    $ 1,296
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
     Depreciation                                                  2,549       2,492
     Amortization                                                    240         239
     Changes in operating assets and liabilities:
          Other current assets                                       165       1,010
          Accounts payable                                          (644)       (489)
          Accrued interest to related parties                        302         802
          Other accrued liabilities                                  448         235
                                                                 -------     -------
     Net cash (used in) provided by operating activities            (360)      5,585
                                                                 -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (258)       (488)
                                                                 -------     -------
     Net cash used in investing activities                          (258)       (488)
                                                                 -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates                    1,017      (4,918)
Payments on notes payable and long-term debt                                    (292)
                                                                 -------     -------
     Net cash provided by (used in) financing activities           1,017      (5,210)
                                                                 -------     -------
Net increase (decrease) in cash and cash equivalents                 399        (113)
Cash and cash equivalents, beginning of period                     3,051       5,201
                                                                 -------     -------
Cash and cash equivalents, end of period                         $ 3,450     $ 5,088
                                                                 -------     -------
                                                                 -------     -------

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

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Gaming Control Board. Through June 30, 1997, the Partnership has paid all admission payments due under the above agreements.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.

                            JAZZ ENTERPRISES, INC.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            JUNE 30,      DECEMBER 31,
                                                                              1997           1996
                                                                          ------------    ------------
                                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                                $
  Other current assets                                                                             78
                                                                          ------------    ------------
   Total current assets                                                                            78
                                                                          ------------    ------------

NET PROPERTY AND EQUIPMENT                                                     55,514          57,297
GOODWILL, NET                                                                  20,220          20,519
NOTE RECEIVABLE                                                                 1,892           1,892
OTHER ASSETS                                                                    3,721           3,685
                                                                          ------------    ------------

TOTAL ASSETS                                                               $   81,347      $   83,471
                                                                          ------------    ------------
                                                                          ------------    ------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                 $    4,221      $    3,478

LONG-TERM DEBT                                                                 79,922          81,485
STOCKHOLDER'S DEFICIT
  Common stock, no par value, 100,000 shares authorized, 200 shares issued and outstanding
  Retained deficit                                                             (2,796)         (1,492)
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                $   81,347      $   83,471
                                                                          ------------    ------------
                                                                          ------------    ------------


          See accompanying notes to condensed financial statements.

                            JAZZ ENTERPRISES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (In Thousands)

                                                              SIX MONTHS ENDED
                                                         ----------------------------
                                                           JUNE 30,        JUNE 30,
                                                             1997            1996
                                                         ------------    ------------
                                                          (UNAUDITED)     (UNAUDITED)
REVENUES:
  Lease revenue                                           $    1,571      $    1,633
  Rent revenue                                                   184             184
                                                         ------------    ------------
                                                               1,755           1,817
                                                         ------------    ------------

COSTS AND EXPENSES:
  Operating expenses                                             445             194
  Selling, general and administrative                            635             791
  Depreciation and amortization                                1,177             359
  Preopening costs                                                               100
                                                         ------------    ------------
                                                               2,257           1,444
                                                         ------------    ------------

(Loss) income from operations                                   (502)            373

OTHER (EXPENSE) INCOME:
  Interest expense                                              (460)           (481)
  Equity in (loss) income of unconsolidated partnership         (342)            130
                                                         ------------    ------------
(Loss) income before income taxes                             (1,304)             22
Income tax expense                                                                (9)
                                                         ------------    ------------
Net (loss) income                                         $   (1,304)     $       13
                                                         ------------    ------------
                                                         ------------    ------------


          See accompanying notes to condensed financial statements.

                            JAZZ ENTERPRISES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (In Thousands)

                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                              JUNE 30,        JUNE 30,
                                                                1997            1996
                                                            ------------    ------------
                                                             (UNAUDITED)     (UNAUDITED)
REVENUES:
  Lease revenue                                              $      804      $      837
  Rent revenue                                                       95              86
                                                            ------------    ------------
                                                                    899             923
                                                            ------------    ------------

COSTS AND EXPENSES:
  Operating expenses                                                300             105
  Selling, general and administrative                               296             523
  Depreciation and amortization                                     588             184
  Preopening costs
                                                            ------------    ------------
                                                                  1,184             812
                                                            ------------    ------------

(Loss) income from operations                                      (285)            111

OTHER (EXPENSE) INCOME:
  Interest expense                                                 (230)           (240)
  Equity in (loss) income of unconsolidated partnership            (192)             14
                                                            ------------    ------------
Loss before income taxes                                           (707)           (115)
Income tax benefit                                                                   46
                                                            ------------    ------------
Net loss                                                     $     (707)     $      (69)
                                                            ------------    ------------
                                                            ------------    ------------


          See accompanying notes to condensed financial statements.

                            JAZZ ENTERPRISES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                               SIX MONTHS ENDED
                                                           ------------------------
                                                           JUNE 30,        JUNE 30,
                                                             1997            1996
                                                         ------------    ------------
                                                          (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                        $   (1,304)     $       13
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation                                                   878              61
  Amortization                                                   299             298
  Equity in (loss) income of unconsolidated partnership          342            (130)
  Changes in operating assets and liabilities:
     Other current assets                                         78
     Accounts payable and accrued liabilities                    743             526
                                                         ------------    ------------
     Net cash provided by operating activities                 1,036             768
                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (943)        (12,113)
  Increase in other assets                                      (376)           (143)
                                                         ------------    ------------
     Net cash used in investing activities                    (1,319)        (12,256)
                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                           (89)
  Advances from affiliate                                        372          11,477
                                                         ------------    ------------
     Net cash provided by financing activities                   283          11,477
                                                         ------------    ------------
Net increase (decrease) in cash and cash equivalents               0             (11)
Cash and cash equivalents, beginning of period                     0              32
                                                         ------------    ------------
Cash and cash equivalents, end of period                  $      -        $       21
                                                         ------------    ------------
                                                         ------------    ------------


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

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through June 30, 1997, the partnership has paid all admission payments due under the above agreements.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                          THE INDIANA GAMING COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, except share data)




                                                                    JUNE 30,      DECEMBER 31,
                                                                      1997          1996
                                                                   ----------     ------------
                                                                  (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                     $   18,028      $  9,216
     Other current assets                                               2,004         1,844
                                                                   ----------      --------
          Total current assets                                         20,032        11,060
                                                                   ----------      --------

NET PROPERTY AND EQUIPMENT                                            106,968        69,392
OTHER ASSETS:
     Deposits                                                             777             5
     Cash and cash equivalents-restricted                              18,425        14,919
     Intangible assets, net                                            30,907        31,459
                                                                   ----------      --------
          Total other assets                                           50,109        46,383
                                                                   ----------      --------

TOTAL ASSETS                                                       $  177,109    $  126,835
                                                                   ----------      --------
                                                                   ----------      --------


CURRENT LIABILITIES:
     Accounts payable                                              $    1,335    $    3,115
     Accrued interest and dividends payable-related parties             2,714         2,198
     Other accrued liabilities                                          9,553         5,616
     Current maturities of long-term debt-related parties               6,165         2,900
     Current maturities of other long-term obligations                  5,169         5,169
                                                                   ----------      --------
          Total current liabilities                                    24,936        18,998
                                                                   ----------      --------

LONG-TERM DEBT-RELATED PARTY                                          128,413        86,612
OTHER LONG-TERM OBLIGATIONS                                            11,985        15,000
MINORITY INTERESTS                                                     15,389        14,490
STOCKHOLDER'S DEFICIT:
     Common stock - $.01 par value, 1,000 shares authorized
        issued and outstanding
     Accumulated deficit                                               (3,614)       (8,265)
                                                                   ----------      --------

Total liabilities and stockholder's deficit                        $  177,109    $  126,835
                                                                   ----------      --------
                                                                   ----------      --------

    See accompanying notes to condensed consolidated financial statements.

                          THE INDIANA GAMING COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands)


                                                                 SIX MONTHS ENDED
                                                            --------------------------
                                                             JUNE 30,       JUNE 30,
                                                               1997           1996
                                                            -----------    -----------
                                                            (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                                  $  57,418
     Admissions                                                  8,592
     Food, beverage and other                                    2,981
                                                            -----------    -----------
                                                                68,991
     Less promotional allowances                                (7,122)
                                                            -----------    -----------
Net revenues                                                    61,869
                                                            -----------    -----------

COST AND EXPENSES:
     Casino                                                     25,469
     Food, beverage and other                                    2,206
     Other operating expenses                                    6,330
     Selling, general and administrative                        10,466
     Depreciation and amortization                               5,390
     Management fees-related parties                               869
     Preopening                                                                2,843
                                                            -----------    -----------
                                                                50,730         2,843
                                                            -----------    -----------
Income (loss) from operations                                   11,139        (2,843)

OTHER INCOME (EXPENSE):
     Interest income                                               597
     Interest expense                                           (1,170)
                                                            -----------    -----------
                                                                  (573)
                                                            -----------    -----------
Income (loss) before income taxes and minority interests        10,566        (2,843)
Income tax expense                                              (3,854)
Minority interests                                              (2,061)        1,165
                                                            -----------    -----------
Net income (loss)                                            $   4,651     $  (1,678)
                                                            -----------    -----------
                                                            -----------    -----------


     See accompanying notes to condensed consolidated financial statements.

                          THE INDIANA GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)



                                                                 SIX MONTHS ENDED
                                                            --------------------------
                                                             JUNE 30,       JUNE 30,
                                                               1997           1996
                                                            -----------    -----------
                                                            (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                                  $  31,698
     Admissions                                                  4,569
     Food, beverage and other                                    1,580
                                                            -----------    -----------
                                                                37,847
     Less promotional allowances                                (3,858)
                                                            -----------    -----------
Net revenues                                                    33,989
                                                            -----------    -----------

COST AND EXPENSES:
     Casino                                                     13,564
     Food, beverage and other                                    1,221
     Other operating expenses                                    3,188
     Selling, general and administrative                         5,468
     Depreciation and amortization                               2,932
     Management fees-related parties                               527
     Preopening                                                                1,631
                                                            -----------    -----------
                                                                26,900         1,631
                                                            -----------    -----------
Income (loss) from operations                                    7,089        (1,631)

OTHER INCOME (EXPENSE):
     Interest income                                               292
     Interest expense                                             (426)
                                                            -----------    -----------
                                                                  (134)
                                                            -----------    -----------
Income (loss) before income taxes and minority interests         6,955        (1,631)
Income tax expense                                              (2,393)
Minority interests                                              (1,442)          670
                                                            -----------    -----------
Net income (loss)                                            $   3,120     $    (961)
                                                            -----------    -----------
                                                            -----------    -----------


     See accompanying notes to condensed consolidated financial statements.

                          THE INDIANA GAMING COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)



                                                                    SIX MONTHS ENDED
                                                               --------------------------
                                                                JUNE 30,       JUNE 30,
                                                                  1997           1996
                                                               -----------    -----------
                                                               (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   4,651     $  (1,678)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation                                                  4,778            34
      Amortization                                                    612
      Minority interests                                            2,061        (1,165)
   Changes in operating assets and  liabilities:
           Other current assets                                      (160)         (963)
           Deposits                                                  (772)         (780)
           Accounts payable                                        (1,780)         (608)
           Accrued interest payable to related parties               (151)
           Accrued liabilities                                      6,930            86
                                                               -----------    -----------
           Net cash provided by (used in) operating activities     16,169        (5,074)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                               (3,506)
      Purchases of property and equipment                         (42,355)      (27,586)
      Payments under development agreement and other
         infrastructure improvements                               (3,015)
                                                               -----------    -----------
           Net cash used in investing activities                  (48,876)      (27,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in advances from affiliates                         18,941        16,939
      Payments on installment contracts                            (2,998)
      Proceeds from contributed capital                                          19,043
      Repayment of long term debt - related party                    (690)
      Proceeds from long-term debt - related party                 26,815           632
      Payment of preferred return to partner                         (489)
      Other                                                           (60)
                                                               -----------    -----------
           Net cash provided by financing activities               41,519        36,614
                                                               -----------    -----------
Net increase in cash and cash equivalents                           8,812         3,954
Cash and cash equivalents, beginning of period                      9,216             2
                                                               -----------    -----------
Cash and cash equivalents, end of period                        $  18,028     $   3,956
                                                               -----------    -----------
                                                               -----------    -----------


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

2.  INCOME TAXES

   At December 31, 1996, the Company had net operating loss carryforward for income tax purposes of approximately $260 and recorded a valuation allowance against its deferred tax assets. During the six months ended June 30, 1997 the Company utilized the net operating loss carryforward.

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

                          THE INDIANA GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


    Included in other long term obligations at June 30, 1997 is $17,154 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $9,154 is payable as follows: $2,154 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

    COMPLETION OF PERMANENT FACILITY-Provisions of the partnership agreement stipulate that capital contributions, including partner loans up to a total project cost, as defined, of $225 million will be made 57 1/2% by the Company and 42 1/2% by the limited partners with any excess project cost being the sole responsibility of the Company.

    Pursuant to Indiana gaming law, the Company may only operate at its temporary site for one year from the opening of the temporary facility. The completion of the permanent facility is subject to the satisfaction of numerous conditions including weather conditions and the receipt of numerous permits and licenses. There can be no assurance that the permanent facility will be open within one year of the opening of the temporary facility.

    BONDING OBLIGATION-The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

    PERMANENT RIVERBOAT CASINO-The Partnership has entered into an agreement for the construction of its permanent riverboat facility. Total estimated costs of this contract is approximately $39 million. As of June 30, 1997, the Company had made approximately $27.1 million in progress payments.

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

    GUARANTY OF PARENT OBLIGATIONS-On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under the terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes.

                                    INDIANA GAMING COMPANY, L.P.
                                      CONDENSED BALANCE SHEETS
                                            (In Thousands)


                                                                  JUNE 30,     DECEMBER 31,
                                                                    1997           1996
                                                                ------------   ------------
                                                                (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                   $  18,028        $  9,216
     Other current assets                                            2,004           1,844
                                                                 ---------        --------
        Total current assets                                        20,032          11,060
                                                                 ---------        --------
NET PROPERTY AND EQUIPMENT                                         105,707          68,349
OTHER ASSETS:
     Deposits                                                          777               5
     Cash and cash equivalents-restricted                           18,425          14,919
     Intangible assets, net                                         30,963          31,459
                                                                 ---------        --------
        Total other assets                                          50,165          46,383
                                                                 ---------        --------
TOTAL ASSETS                                                    $  175,904      $  125,792
                                                                 ---------        --------
                                                                 ---------        --------
CURRENT LIABILITIES:
     Accounts payable                                             $  1,596        $  3,464
     Accrued interest and dividends payable-related parties          6,489           5,240
     Other accrued liabilities                                       5,699           5,616
     Due to affiliates                                                                 777
     Current maturities of long-term debt-related parties           13,225           7,066
     Current maturities of other long-term obligations               5,169           5,169
                                                                 ---------        --------
        Total current liabilities                                   32,178          27,332
                                                                 ---------        --------
LONG-TERM DEBT-RELATED PARTIES                                      92,574          49,463
OTHER LONG-TERM OBLIGATIONS                                         11,985          15,000
PARTNERS' EQUITY:
     General partner                                                22,522          19,549
     Limited partners                                               16,645          14,448
                                                                 ---------        --------
        Total partners' equity                                      39,167          33,997
                                                                 ---------        --------
TOTAL LIABILITIES AND PARTNERS' EQUITY                          $  175,904      $  125,792
                                                                 ---------        --------
                                                                 ---------        --------


                     See accompanying notes to condensed financial statements.


                                     INDIANA GAMING COMPANY, L.P.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                           (In Thousands)

                                                                     SIX MONTHS ENDED
                                                               ---------------------------
                                                                 JUNE 30,       JUNE 30,
                                                                   1997           1996
                                                               ------------   ------------
                                                                (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                                     $  57,418
     Admissions                                                     8,592
     Food, beverage and other                                       2,981
                                                                 ---------      --------
                                                                   68,991
     Less promotional allowances                                   (7,122)
                                                                 ---------      --------
Net revenues                                                       61,869
                                                                 ---------      --------
COST AND EXPENSES:
     Casino                                                        25,469
     Food, beverage and other                                       2,206
     Other operating expenses                                       6,330
     Selling, general and administrative                           10,466
     Depreciation and amortization                                  5,390
     Management fees-related parties                                2,175
     Preopening                                                                    2,742
                                                                 ---------      --------
                                                                    52,036         2,742
                                                                 ---------      --------
Income (loss) from operations                                        9,833        (2,742)

OTHER INCOME (EXPENSE):
     Interest income                                                   597
     Interest expense                                               (2,519)
                                                                 ---------      --------
                                                                    (1,922)
                                                                 ---------      --------
Net income (loss) prior to preferred equity return                   7,911        (2,742)
Preferred equity return                                             (2,741)
                                                                 ---------      --------
Net income (loss) attributable to common equity partners          $  5,170     $  (2,742)
                                                                 ---------      --------
                                                                 ---------      --------



                  See accompanying notes to condensed financial statements.



                                 INDIANA GAMING COMPANY, L.P.
                              CONDENSED STATEMENTS OF OPERATIONS
                                       (In Thousands)

                                                                    THREE MONTHS ENDED
                                                                -------------------------
                                                                 JUNE 30,       JUNE 30,
                                                                   1997           1996
                                                                ----------     ----------
                                                                (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                                     $  31,698
     Admissions                                                     4,569
     Food, beverage and other                                       1,580
                                                                 ---------      --------
                                                                   37,847
     Less promotional allowances                                   (3,858)
                                                                 ---------      --------
Net revenues                                                       33,989
                                                                 ---------      --------
COST AND EXPENSES:
     Casino                                                        13,564
     Food, beverage and other                                       1,221
     Other operating expenses                                       3,188
     Selling, general and administrative                            5,468
     Depreciation and amortization                                  2,932
     Management fees-related parties                                1,319
     Preopening                                                                    1,577
                                                                 ---------      --------
                                                                   27,692          1,577
                                                                 ---------      --------
Income (loss) from operations                                       6,297         (1,577)

OTHER INCOME (EXPENSE):
     Interest income                                                  292
     Interest expense                                                (940)
                                                                 ---------      --------
                                                                     (648)
                                                                 ---------      --------
Net income (loss) prior to preferred equity return                  5,649         (1,577)
Preferred equity return                                            (1,378)
                                                                 ---------      --------
Net income (loss) attributable to common equity partners         $  4,271      $  (1,577)
                                                                 ---------      --------
                                                                 ---------      --------


                           See accompanying notes to condensed financial statements.


                                           INDIANA GAMING COMPANY, L.P.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                (In Thousands)


                                                                                  SIX MONTHS ENDED
                                                                             -------------------------
                                                                              JUNE 30,       JUNE 30,
                                                                                1997           1996
                                                                             -----------   -----------
                                                                             (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $  5,170      $  (2,742)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Depreciation                                                             4,778             34
        Amortization                                                               612
        Accrued preferred equity dividends                                       2,741
     Changes in operating assets and liabilities:
        Other current assets                                                      (160)          (906)
        Accounts payable                                                        (1,868)          (608)
        Accrued interest payable to related parties                               (336)
        Deposits                                                                  (772)          (780)
        Accrued liabilities                                                      2,244             93
                                                                             ---------       --------
           Net cash provided by (used in) operating activities                  12,409         (4,909)
                                                                             ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted cash held in escrow                                          (3,506)
        Purchases of property and equipment                                    (42,137)       (26,886)
        Payments under development agreement and other
          infrastructure improvements                                           (3,015)
                                                                             ---------       --------
           Net cash used in investing activities                               (48,658)       (26,886)
                                                                             ---------       --------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                                       (2,998)
        Proceeds from contributed capital                                                      34,264
        Proceeds from long-term debt - related party                            50,885          1,485
        Repayment of long term debt - related party                             (1,615)
        Payment of preferred return to partners                                 (1,151)
        Other                                                                      (60)
                                                                             ---------       --------
           Net cash provided by financing activities                            45,061         35,749
                                                                             ---------       --------
Net increase in cash and cash equivalents                                        8,812          3,954
Cash and cash equivalents,  beginning of period                                  9,216              2
                                                                             ---------       --------
Cash and cash equivalents,  end of period                                    $  18,028       $  3,956
                                                                             ---------       --------
                                                                             ---------       --------


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

   Included in other long term obligations at June 30, 1997 is $17,154 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $9,154 is payable as follows: $2,154 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

   COMPLETION OF PERMANENT FACILITY-Provisions of the partnership agreement stipulate that capital contributions, including partner loans up to a total project cost, as defined, of $225 million will be made 57 1/2% by the General Partner and 42 1/2% by the limited partners with any excess project cost being the sole responsibility of the General Partner.

   The Partnership may only operate at its temporary site for one year from the opening of the temporary facility. The completion of the permanent facility is subject to the satisfaction of numerous conditions including weather conditions and the receipt of numerous permits and licenses. There can be no assurance that the permanent facility will be open within one year of the opening of the temporary facility.

   BONDING OBLIGATION-The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

   PERMANENT RIVERBOAT CASINO-The Partnership has entered into an agreement for the construction of its permanent riverboat facility. Total estimated costs of this contract is approximately $39 million. As of June 30, 1997 the Partnership had made approximately $27.1 million in progress payments.

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

    The Company's results of operations for the three months and six months ended June 30, 1997 were adversely affected by increased competition at its Alton and Riverside properties, and the Company expects the competitive environment in the St. Louis and Kansas City areas to remain intense. The increased competition has resulted in the Company reporting decreased revenues at its Alton and Riverside properties in 1997. The Company believes that it will continue to be difficult to sustain historical levels of operating revenues and profitability at these properties. In addition, the Company is incurring significant costs and capital expenditures in developing the Lawrenceburg casino project. These increased costs, competitive pressures on revenues and the increased interest expense associated with the issuance, in June 1996, of $235 million of First Mortgage Notes ("Mortgage Notes"), will continue to adversely affect the Company's results of operations.

     The Company is in a net operating loss carryforward position at June 30, 1997 and, as such, the Company has not recorded an income tax benefit on its 1997 operating losses due to the uncertainty of realization.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


                                      SIX MONTHS ENDED            THREE MONTHS ENDED
                                  --------------------------    -------------------------
                                   JUNE 30,        JUNE 30,      JUNE 30,      JUNE 30,
                                     1997            1996          1997          1996
                                  -----------    -----------    -----------   -----------
                                  (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
GROSS REVENUES
     Alton                         $  35,668      $  41,135      $  17,429     $  20,845
     Riverside                        36,603         51,339         17,656        24,725
     Baton Rouge                      29,882         29,585         15,378        15,215
     Sioux City                       11,296         10,497          5,897         5,280
     Lawrenceburg                     68,991           --           37,847          --
     Corporate                           710            254            353             4
     Other                               187            185            100            85
                                  -----------    -----------    -----------   -----------
          Total                   $  183,337     $  132,995      $  94,660     $  66,154
                                  -----------    -----------    -----------   -----------
                                  -----------    -----------    -----------   -----------

NET REVENUE
     Alton                         $  34,685      $  39,942      $  16,943     $  20,279
     Riverside                        34,175         47,329         16,388        23,425
     Baton Rouge                      27,644         28,090         14,131        14,395
     Sioux City                       10,739         10,167          5,607         5,083
     Lawrenceburg                     61,869           --           33,989          --
     Corporate                           705            241            351          --
     Other                               187            185            100            83
                                  -----------    -----------    -----------   -----------
          Total                   $  170,004     $  125,954      $  87,509     $  63,265
                                  -----------    -----------    -----------   -----------
                                  -----------    -----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS(1)
     Alton                          $  5,308       $  7,966       $  2,678      $  4,046
     Riverside(4)                      2,807          6,252          1,163         3,764
     Baton Rouge                      (1,094)         3,658           (746)        1,348
     Sioux City                          349            578            365           164
     Lawrenceburg                     11,139           --            7,089          --
     Corporate(3)                     (6,521)        (6,705)        (2,901)       (3,044)
     Other(5)                         (1,171)        (1,562)          (542)       (1,090)
                                  -----------    -----------    -----------   -----------
          Total                    $  10,817      $  10,187       $  7,106      $  5,188
                                  -----------    -----------    -----------   -----------
                                  -----------    -----------    -----------   -----------

EBITDA(1)(2)
     Alton                          $  7,417      $  10,037       $  3,767      $  5,085
     Riverside(4)                      5,545         10,504          2,532         5,518
     Baton Rouge                       1,695          6,389            651         2,722
     Sioux City                          826            961            606           362
     Lawrenceburg                     16,529           --           10,021          --
     Corporate(3)                     (5,266)        (5,882)        (2,243)       (2,629)
     Other(5)                            473           (737)           280          (673)
                                  -----------    -----------    -----------   -----------
          Total                    $  27,219      $  21,272      $  15,614     $  10,385
                                  -----------    -----------    -----------   -----------
                                  -----------    -----------    -----------   -----------

                             ARGOSY GAMING COMPANY
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



(1) Income from operations and EBITDA are presented before consideration of any fees paid to the Company and in the case of Sioux City and Lawrenceburg before the 30% and 42.5% minority interests, respectively.

(2) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity). EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. The Company has other significant uses of cash flows, including capital expenditures, which are not reflected in EBITDA.

(3) Excludes severance expenses of approximately $1.8 million for the six months ended June 30, 1997, and excludes a one-time charge of $1.5 million in connection with the termination of a private placement for the six months ended June 30, 1996.

(4) Excludes $3,508 for the six months and three months ended June 30, 1996 related to lease termination costs in connection with assets formerly used at the Riverside temporary facility.

(5) Excludes pre-opening expenses of approximately $1.6 million and $3.2 million for the three and six months ended June 30, 1996 primarily related to Lawrenceburg.

                           ARGOSY GAMING COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    CASINO--Casino revenues for the six months ended June 30, 1997 increased to $157.6 million from $118.1 million for the six months ended June 30, 1996 due to the opening of the Lawrenceburg casino, which generated $57.4 million of casino revenues, offset by decreased revenues at the company's other properties. Alton casino revenues decreased from $37.4 to $32.1 million and Riverside casino revenues decreased from $44.0 to $31.7 million due to the effects of increased competition. Baton Rouge casino revenues decreased from $27.0 million to $26.2 million.

    Casino expenses increased to $79.6 million for the six months ended June 30, 1997 from $59.3 million for the six months ended June 30, 1996 due primarily to the opening of the Lawrenceburg casino.

    FOOD AND BEVERAGE--Food, beverage and other revenues increased $4.3 million to $17.2 million for the six month period ended June 30, 1997, due to the opening of the Lawrenceburg casino and increased sales in Baton Rouge. Food, beverage and other net profit improved $1.6 million to $3.1 million for the six months ended June 30, 1997 due primarily to the increased sales.

    OTHER OPERATING EXPENSES--Other operating expenses increased $5.0 million to $13.8 million for the six months ended June 30, 1997. This increase is due primarily to costs associated with operating the Lawrenceburg casino.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $8.8 million to $35.0 million for the six months ended June 30, 1997 due primarily to the opening of the Lawrenceburg casino. This increase was somewhat offset when the Company recorded a charge of approximately $1.5 million in professional and other fees related to its response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of First Mortgage Notes in 1996.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $5.3 million from $11.1 million for the six months ended June 30, 1996 to $16.4 million for the six months ended June 30, 1997. This increase is due primarily to additional assets associated with the Lawrenceburg casino.

    DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs decreased from $3.8 million for the six month period ended June 30, 1996 to $.3 million for the six month period ended June 30, 1997. The primary decrease is due to expenses related to developing the casino in Lawrenceburg, Indiana in 1996.

    INTEREST EXPENSE--Net interest expense increased $9.5 million to $20.4 million for the six months ended June 30, 1997. The increase is attributable to interest expense on borrowings on the Company's $235 million First Mortgage Notes which were issued in June, 1996.

    NET LOSS--Net loss increased from $5.9 million for the six months ended June 30, 1996 to $13.3 million for the six months ended June 30, 1997 primarily for the reasons discussed above. In addition, the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Also, the Company recorded an extraordinary loss of $.9 million (net of tax) related to the write off of deferred finance costs associated with extinguishment of its revolving secured line of credit in 1996. In 1997, the Company is in a net operating loss position and, therefore, has not recorded any tax benefit against its losses for the six months ended June 30, 1997.

                             ARGOSY GAMING COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    CASINO--Casino revenues for the three months ended June 30, 1997 increased to $81.3 million from $59.4 million for the three months ended June 30, 1996 due to the opening of the Lawrenceburg casino, which generated $31.7 million of casino revenues, offset by decreased revenues at the Company's other properties. Alton casino revenues decreased from $18.9 to $15.6 million and Riverside casino revenues decreased from $21.8 to $15.2 million due to the effects of increased competition. Baton Rouge casino revenues decreased from $13.8 million to $13.4 million.

    Casino expenses increased to $40.4 million for the three months ended June 30, 1996 from $30.2 million for the three months ended June 30, 1996 due primarily to the opening of the Lawrenceburg casino.

    FOOD AND BEVERAGE--Food, beverage and other revenues increased $2.0 million to $8.8 million for the three month period ended June 30, 1997, due to the opening of the Lawrenceburg casino and increased sales in Baton Rouge. Riverside revenues decreased to $2.4 million from $2.9 million while Alton revenues decreased from $1.9 million to $1.8 million. Food, beverage and other net profit improved $.9 million to $1.6 million for the three months ended June 30, 1997 due primarily to the increased sales.

    OTHER OPERATING EXPENSES--Other operating expenses increased $2.4 million to $6.8 million for the three months ended June 30, 1997. This increase is due primarily to costs associated with operating the Lawrenceburg casino.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $5.5 million to $17.4 million for the three months ended June 30, 1997 due primarily to the opening of the Lawrenceburg casino.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $3.3 million from $5.2 million for the three months ended June 30, 1996 to $8.5 million for the three months ended June 30, 1997. This increase is due primarily to additional assets associated with the Lawrenceburg casino.

    DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs decreased from $1.9 million for the three month period ended June 30, 1996 to $.2 million for the three month period ended June 30, 1997. The primary decrease is due to expenses related to developing the casino in Lawrenceburg, Indiana in 1996.

    INTEREST EXPENSE--Net interest expense increased $3.1 million to $9.9 million for the three months ended June 30, 1997. The increase is attributable to interest expense on borrowings on the Company's $235 million First Mortgage Notes which were issued in June, 1996.

    NET LOSS--Net loss decreased from $4.8 million for the three months ended June 30, 1996 to $4.3 million for the three months ended June 30, 1997 primarily for the reasons discussed above. In addition, the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Also, the Company recorded an extraordinary loss of $.9 million (net of tax) related to the write off of deferred finance costs associated with extinguishment of its revolving secured line of credit in 1996. In 1997, the Company is in a net operating loss position and, therefore, has not recorded any tax benefit against its losses for the three months ended June 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    In the six months ended June 30, 1997, the Company generated cash flows from operating activities of $16.5 million compared to $5.5 million for the same period in 1996. The increase in cash flow is primarily attributed to the opening of the Lawrenceburg Casino and the receipt of a $9.1 million income tax refund.

    In the six months ended June 30, 1997, the Company used cash flows for investing activities of $31.9 million versus $156.6 million for the six months ended June 30, 1996. The primary use of funds in 1997 was the investment in the construction of the Lawrenceburg facility. In 1996, the Company placed $94.5 million in a restricted fund to be used for the construction of the Lawrenceburg facility and used $62.1 million for capital expenditures primarily at the Lawrenceburg facility.

    During the six months ended June 30, 1997, the Company generated $22.2 million in cash flows from financing activities compared to generating $198.8 million of cash flows from financing activities for the same period in 1996. The primary sources of cash flows in 1997 were $26.8 million in loans from the Company's partner in Lawrenceburg offset by payments on installment contracts. In 1996, the Company received proceeds from its issuance of $235 million of first mortgage notes and capital contributions from its partner of $19.7 million offset by the repayment of $90 million on its previous line of credit.

    As of June 30, 1997, the Company had approximately $45.2 million of cash, cash equivalents, and marketable securities, including approximately $18.0 million held at the Indiana Partnership, which can be used for general working capital purposes. In addition, the Company had $48.1 million in a disbursement account to be used to fund the Company's portion of the remaining Lawrenceburg construction costs which cannot be used for any other purpose. In addition to the disbursement account the Indiana Partnership has placed approximately $18.4 million in an escrow account representing unbilled construction costs of the permanent Lawrenceburg facility.

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

                             ARGOSY GAMING COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

    The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties, particularly Lawrenceburg, Indiana. As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional $2 to $5 million (primarily tenant allowance) as of June 30, 1997.
 Further, if the Predecessor's status as an S-Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $13.2 million (excluding penalties) to fund the potential income tax liability.

    The Company currently estimates that the total costs of the Lawrenceburg Casino and entertainment project will approximate $225 million. This is a forward looking statement that involves certain risks and uncertainties and this amount is subject to numerous factors including weather and other construction risks. As of June 30, 1997, approximately $158 million has been contributed to the partnership for the project by all partners, including preopening costs. Of the remaining Lawrenceburg construction costs, approximately $25 million is anticipated to be funded through equipment financing from third party lenders and the balance will be funded by the Company (57.5% ) and its partners (42.5%). In the event project costs exceed $210 million, the Company and its partner will fund such costs on the same percentages to a total project cost of $225 million. Any project costs in excess of $225 million must be funded by the Company.

    The Company currently believes that cash on hand will be sufficient to fund its current operations and its obligations with respect to the Lawrenceburg casino development. If there are any events which negatively impact the sources or uses of cash such as an overrun in the project costs related to the Lawrenceburg Casino, a deterioration in the Company's existing operations, an adverse IRS ruling, or if the Company should fail to be able to open the permanent facility in Lawrenceburg within a 12 month period, the Company's ability to meet its debt service requirements could be significantly impaired.

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

                             ARGOSY GAMING COMPANY
                               OTHER INFORMATION


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS -

CHALLENGE TO LICENSE FOR LAWRENCEBURG CASINO BY UNSUCCESSFUL APPLICANT

    On November 29, 1996, Schilling Casino Corporation d/b/a Empire Casino & Resort ("Empire"), an unsuccessful competing applicant for the riverboat owner's license in Lawrenceburg, Indiana that was awarded to the Indiana Partnership by the Indiana Gaming Commission (the "Commission"), filed with the Commission a purported "Request for Hearing" (the "Request") on the denial of Empire's application for the Lawrenceburg license. Empire's Request, which has been referred to an Administrative Law Judge (the "ALJ"), did not seek a stay of the award of the license to the Indiana Partnership or of the Indiana Partnership's commencement of regular gaming operations from its temporary gaming facility at Lawrenceburg, which commenced December 10, 1996. The Company and the Indiana Partnership were granted leave to intervene in the administrative proceedings on the Empire Request.

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

    The Company and the Indiana Partnership filed with the ALJ a motion or summary judgment to dismiss Empire's Request; the Commission filed with the ALJ a motion for partial summary judgment on Empire's Request; and Empire filed with the ALJ its "discovery plan describing discovery it wished to pursue in the matter, as to which the Company and the Indiana Partnership filed a motion for protective order.

    After briefing by the parties and a hearing before the ALJ, the ALJ issued on June 13, 1997 his findings of fact and conclusions of law and his recommended orders to the Commission (the "ALJ Entries") on the various matters presented to the ALJ. The ALJ Entries rejected the claims asserted in the Empire Request; granted the Commission's motion for partial summary judgment; and denied the discovery sought by Empire. The ALJ Entries also treated the motion for summary judgment filed by the Company and the Indiana Partnership as moot (given the recommendation that the Commission's motion for partial summary judgment be granted); and denied the Company's and Indiana Partnership's motion to dismiss, which had been based in part on the claim that the Empire Request did not timely comply with governing procedural requirements for such a request. Finally, the ALJ Entries stated that Empire would be entitled to an evidentiary hearing only for the purpose of attempting to establish that it should have been awarded the Lawrenceburg, Indiana riverboat owner's license, an issue on which Commission regulations place the burden of proof on Empire.

Empire has served counsel for the Company and the Indiana Partnership with exceptions and objections to the ALJ Entries, which Empire purports to have filed with the Commission. The Company and the Indiana Partnership have filed exceptions to the ALJ Entries with the Commission, to preserve for the record those issues on which they disagree with the ALJ Entries. The Commission will consider and act upon the ALJ Entries at a future meeting, the date of which has not yet been set. After action by the Commission on the ALJ entries, parties could have the opportunity to seek judicial review of the Commission's administrative action. No assurance can be give (i) as to the ultimate action the Commission will take in response to the ALJ Entries; or (iii) that Empire will not continue to take steps to seek revocation of the license awarded to the Indiana Partnership, including seeking judicial review of any ultimate administrative ruling by the Commission denying the Empire Request.

CAPITOL HOUSE PRESERVATION COMPANY, L.L.C. VS. JAZZ ENTERPRISES, INC., ET AL.

    In July 1995, Capitol House Preservation Company, L.L.C. ("Capitol House") filed a cause of action in the U. S. District Court of the Middle District of Louisiana against Jazz, the former shareholders of Jazz ("Former Jazz Shareholders"). Catfish Queen Partnership (the "Partnership"), Argosy of Louisiana, Inc. ("Argosy Louisiana") and the Company alleging that Jazz and Argosy obtained the gaming license for Baton Rouge based upon false and fraudulent pretenses and declarations and financial misrepresentations. The complain alleges tortious conduct as well as violations of RICO and seeks damages of $158 million plus court costs and attorneys' fees. The plaintiff was an applicant for a gaming license in Baton Rouge whose application was denied by the Louisiana Enforcement Division. The Company believes the allegations of the plaintiff are without merit and intends to vigorously defend such cause of action.

    On June 7, 1995, the Company consummated its purchase of all of the outstanding capital stock of Jazz from the Former Jazz Shareholders. The Company intends to seek indemnification form the Former Jazz Shareholders for any liability the Company, Argosy Louisiana or Jazz suffers as a result of such cause of action. As part of the consideration payable by the Company to the Former Jazz Shareholder for the acquisition of Jazz, the Company agreed at the time of such acquisition to annual deferred purchase price payments of $1,350,000 for each of the first ten years after closing and $500,000 for each of the next ten years. Payments are to be made quarterly by the Company. The definitive acquisition documents provide the Company with off-set rights against such deferred purchase price payments for indemnification claims of the Company against the Former Jazz Shareholders and for the liabilities that the Former Jazz Shareholder contractually agreed to retain. There can be no assurance that the Former Jazz Shareholders will have assets sufficient to satisfy any claim in excess of the Company's off-set rights.

    The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U. S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U. S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The case is now back in the district court and will proceed. The defendants intend to go forward with the previously filed motion to dismiss. No date has yet been set for hearing on the motion.

This case came up on the Call Docket recently. At that time Judge Polozola indicated that he would continue on the motion to stay order regarding discovery pending his ruling on the defendants motion to dismiss. He set the case for the call docket again on September 10, 1997 at 9:00 A.M. and indicated the he could set a trial date at that time for March-April 1998.

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -


                                Votes For   Votes Against   Withheld/Abstain   Broker Non-Votes
                                ---------   -------------   ----------------   ----------------
     Election of Directors
         George L. Bristol     20,797,486         0              108,417               0
        Jimmy F. Gallagher     20,795,986         0              109,917               0


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






Date:  August 12, 1997            /s/   Dale R. Black
       ---------------            --------------------------------------
                                  Vice President-Corporate Controller
                                    (Principal Accounting Officer)