Form 10-Q
period 1997-09-30
ARGOSY GAMING CO
filed 1997-11-13
CIK 895385

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C., 20549
                                      FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,498,333 shares of Common Stock, $.01 par value per share, as of November 11, 1997.

                                  TABLE OF CONTENTS
                                        PART I


FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY

     Condensed Consolidated Balance Sheets                                     1
     Condensed Consolidated Statements of Operations                           2
     Condensed Consolidated Statements of Cash Flows                           4
     Notes to Condensed Consolidated Financial Statements                      5

FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S
  FIRST MORTGAGE NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

    FINANCIAL STATEMENTS OF ALTON GAMING COMPANY

         Condensed Balance Sheets                                             10
         Condensed Statements of Income                                       11
         Condensed Statements of Cash Flows                                   13
         Notes to Condensed Financial Statements                              14

    FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY

         Condensed Balance Sheets                                             15
         Condensed Statements of Operations                                   16
         Condensed Statements of Cash Flows                                   18
         Notes to Condensed Financial Statements                              19

    FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.

         Condensed Consolidated Balance Sheets                                20
         Condensed Consolidated Statements of Operations                      21
         Condensed Consolidated Statements of Cash Flows                      23
         Notes to Condensed Consolidated Financial Statements                 24

    FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM

         Condensed Balance Sheets                                             25
         Condensed Statements of Operations                                   26
         Condensed Statements of Cash Flows                                   28
         Notes to Condensed Financial Statements                              29

    FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.

         Condensed Balance Sheets                                             30
         Condensed Statements of Operations                                   31
         Condensed Statements of Cash Flows                                   33
         Notes to Condensed Financial Statements                              34

    FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY

         Condensed Consolidated Balance Sheets                                35
         Condensed Consolidated Statements of Operations                      36
         Condensed Consolidated Statements of Cash Flows                      38
         Notes to Condensed Consolidated Financial Statements                 39

    FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.

         Condensed Balance Sheets                                             41
         Condensed Statements of Operations                                   42
         Condensed Statements of Cash Flows                                   44
         Notes to Condensed Financial Statements                              45

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
  AND RESULTS OF OPERATIONS                                                   47

                                       PART II


Item 1     Legal Proceedings                                                  55
Item 2     Changes in Securities                                              57
Item 3     Defaults upon Senior Securities                                    57
Item 4     Submission of Matters to a Vote of Security Holders                57
Item 5     Other Information                                                  57
Item 6     Exhibits and Reports on Form 8-K                                   57

                                ARGOSY GAMING COMPANY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Share Data)


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1997             1996
                                                            -------------    ------------
                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                              $  45,354        $  38,284
     Income taxes receivable                                    1,967           11,111
     Other current assets                                       8,513            9,446
                                                            ---------        ---------
          Total current assets                                 55,834           58,841
                                                            ---------        ---------
PROPERTY AND EQUIPMENT, NET                                   377,806          314,480
                                                            ---------        ---------
OTHER ASSETS:
     Restricted cash and cash equivalents                      48,104           84,551
     Goodwill, net                                             22,476           22,923
     Other, net                                                50,820           51,364
                                                            ---------        ---------
          Total other assets                                  121,400          158,838
                                                            ---------        ---------
TOTAL ASSETS                                                $ 555,040        $ 532,159
                                                            ---------        ---------
                                                            ---------        ---------
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities               $  42,510        $  29,948
     Other current liabilities                                 27,307           15,018
                                                            ---------        ---------
          Total current liabilities                            69,817           44,966
                                                            ---------        ---------
LONG-TERM DEBT                                                407,440          377,308
OTHER LONG-TERM OBLIGATIONS                                    10,877           20,340
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES      17,001           16,844

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;
        24,498,333 shares issued and outstanding                  245              243
     Capital in excess of par                                  71,972           71,865
     Retained (deficit) earnings                              (22,312)             593
                                                            ---------        ---------
          Total stockholders' equity                           49,905           72,701
                                                            ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 555,040        $ 532,159
                                                            ---------        ---------
                                                            ---------        ---------

    See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Share and Per Share Data)


                                                                  NINE MONTHS ENDED
                                                            ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
REVENUES:
     Casino                                                 $  234,337       $  173,924
     Admissions                                                 13,152            1,983
     Food, beverage and other                                   25,717           20,110
                                                            ----------       ----------
                                                               273,206          196,017
     Less promotional allowances                               (20,851)         (10,040)
                                                            ----------       ----------
Net revenues                                                   252,355          185,977
                                                            ----------       ----------

COSTS AND EXPENSES:
     Casino                                                    120,077           89,190
     Food, beverage and other                                   21,526           17,622
     Other operating expenses                                   21,104           13,631
     Selling, general and administrative                        52,151           38,937
     Depreciation and amortization                              25,231           17,066
     Development and preopening costs                              516            7,372
     Severance expenses                                          1,750
     Lease termination costs                                                      3,508
     Referendum expenses                                                            383
                                                            ----------       ----------
                                                               242,355          187,709
                                                            ----------       ----------
Income (loss) from operations                                   10,000           (1,732)
                                                            ----------       ----------

OTHER INCOME (EXPENSE):
     Interest income                                             4,733            2,524
     Interest expense                                          (34,891)         (23,681)
                                                            ----------       ----------
                                                               (30,158)         (21,157)
                                                            ----------       ----------

Loss before income taxes, minority interests and
     extraordinary item                                        (20,158)         (22,889)
Income tax benefit                                                                8,646
Minority interests                                              (2,747)           1,557
                                                            ----------       ----------
Loss before extraordinary item                                 (22,905)         (12,686)
Extraordinary loss on extinguishment of debt
    (net of income tax benefit of $594)                                            (890)
                                                            ----------       ----------
Net loss                                                       (22,905)      $  (13,576)
                                                            ----------       ----------
                                                            ----------       ----------

Loss before extraordinary item per share                    $    (0.94)      $    (0.52)
Extraordinary loss on extinguishment of debt per
     share (net of income tax benefit of $.02)                               $    (0.04)
                                                            ----------       ----------
Net loss per share                                          $    (0.94)      $    (0.56)
                                                            ----------       ----------
                                                            ----------       ----------

Weighted average shares outstanding                         24,422,088       24,333,333
                                                            ----------       ----------
                                                            ----------       ----------

    See accompanying notes to condensed consolidated financial statements.

                            ARGOSY GAMING COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, Except Share and Per Share Data)

                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
REVENUES:
     Casino                                                 $   76,753       $   55,778
     Admissions                                                  4,560
     Food, beverage and other                                    8,556            7,244
                                                            ----------       ----------
                                                                89,869           63,022
     Less promotional allowances                                (7,518)          (3,000)
                                                            ----------       ----------
Net revenues                                                    82,351           60,022
                                                            ----------       ----------

COSTS AND EXPENSES:
     Casino                                                     40,491           29,925
     Food, beverage and other                                    7,443            6,294
     Other operating expenses                                    7,352            4,899
     Selling, general and administrative                        17,110           12,606
     Depreciation and amortization                               8,829            5,982
     Development and preopening costs                              193            3,681
     Referendum expenses                                                            383
                                                            ----------       ----------
                                                                81,418           63,770
                                                            ----------       ----------
Income (loss) from operations                                      933           (3,748)
                                                            ----------       ----------

OTHER INCOME (EXPENSE):
     Interest income                                             1,898            1,884
     Interest expense                                          (11,676)         (12,135)
                                                            ----------       ----------
                                                                (9,778)         (10,251)
                                                            ----------       ----------

Loss before income taxes, minority interests and
     extraordinary item                                         (8,845)         (13,999)
Income tax benefit                                                                5,447
Minority interests                                                (778)             844
                                                            ----------       ----------

Net loss                                                    $   (9,623)      $   (7,708)
                                                            ----------       ----------
                                                            ----------       ----------
Net loss per share                                          $    (0.39)      $    (0.32)
                                                            ----------       ----------
                                                            ----------       ----------
Weighted average shares outstanding                         24,498,333       24,333,333
                                                            ----------       ----------
                                                            ----------       ----------


    See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                  NINE MONTHS ENDED
                                                            ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $  (22,905)      $  (13,576)
   Adjustments to reconcile net  loss to net cash
     provided by operating activities:
       Depreciation                                             23,691           16,422
       Amortization                                              2,981            1,928
       Deferred income taxes                                                       (102)
       Minority interests                                        2,747           (1,557)
       Extraordinary item                                                           890
       Compensation expense recognized on issuance of stock        107
       Lease termination costs                                                    2,223
       Changes in operating assets and liabilities:
          Income taxes receivable                                9,144           (8,459)
          Other current assets                                   1,681           (1,601)
          Deposits                                              (1,673)            (989)
          Accounts payable and other current liabilities        13,786           12,954
                                                            ----------       ----------
          Net cash provided by operating activities             29,559            8,133
                                                            ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (82,864)         (73,322)
   Decrease (increase) in restricted cash held by trustees      36,447          (83,029)
   Decrease in long term obligations                            (4,307)
   Increase in other assets                                       (826)
                                                            ----------       ----------
       Net cash used in investing activities                   (51,550)        (156,351)
                                                            ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                                  44,500
   Repayment of line of credit                                                  (90,000)
   Payments on long-term debt and installment contracts         (3,890)          (4,437)
   Capital contributions from partner                                            19,044
   Proceeds from sale of first mortgage notes                                   235,000
   Proceeds from partner loans                                  36,293            5,449
   Repayment of partner loans                                   (1,515)
   Payment of preferred equity return to partner                  (764)
   Partnership equity distributions                               (838)
   Increase in other assets                                       (225)          (9,920)
                                                            ----------       ----------
       Net cash provided by financing activities                29,061          199,636
                                                            ----------       ----------
Net increase in cash and cash equivalents                        7,070           51,418
Cash and cash equivalents, beginning of period                  38,284           16,159
                                                            ----------       ----------
Cash and cash equivalents, end of period                    $   45,354       $   67,577
                                                            ----------       ----------
                                                            ----------       ----------


    See accompanying notes to condensed consolidated financial statements.

                                ARGOSY GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                (Dollars in Thousands)






1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   As of September 30, 1997 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $10.4 million against its deferred tax assets.

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

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
                             (Dollars in Thousands)

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

   An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13.6 million including interest through September 30, 1997, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

                             ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) CONTINUED
                           (Dollars in Thousands)

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

   The Mortgage Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and The Indiana Gaming Company (the "Guarantors"). The Mortgage Notes are secured, subject to certain prior liens, by a first lien on (i) substantially all of the assets of the Company (other than the assets of the Indiana Partnership) including the assets used in the Company's Alton, Riverside, Baton Rouge and Sioux City operations,
(ii) a pledge of all the capital stock of, and partnership interests in, the Company's subsidiaries, excluding the Company's partnership interest in its Sioux City property, (iii) a pledge of the intercompany notes payable to the Company from its subsidiaries and (iv) an assignment of the proceeds of the management agreement relating to the proposed Lawrenceburg Casino project.

   The following tables present summarized balance sheet information of the Company as of September 30, 1997 and December 31, 1996 and summarized operating statement information for the nine and three months ended September 30, 1997 and 1996. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casinos in Sioux City, Iowa and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                             ARGOSY GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
                             (Dollars in Thousands)


   Summarized balance sheet information as of September 30, 1997 and December 31, 1996 is as follows:


                                                                           SEPTEMBER 30, 1997
                                       ------------------------------------------------------------------------------------------
                                          PARENT                                  NON-
                                          COMPANY         GUARANTORS           GUARANTORS        ELIMINATIONS        CONSOLIDATED
                                       ----------        ------------         -----------        ------------        ------------
ASSETS:
     Current assets                    $   33,149          $   23,405          $   16,857        $   (17,577)         $   55,834
     Non-current assets                   389,046             379,240             202,154           (471,234)            499,206
                                       ----------          ----------          ----------        ------------         ----------
                                       $  422,195          $  402,645          $  219,011        $  (488,811)         $  555,040
                                       ----------          ----------          ----------        ------------         ----------
                                       ----------          ----------          ----------        ------------         ----------
LIABILITIES AND EQUITY:
     Current liabilities               $   22,290          $   40,644          $   45,111        $   (38,228)         $   69,817
     Non-current liabilities              350,000             317,322             135,932           (367,936)            435,318
     Stockholders' equity                  49,905              44,679              37,968            (82,647)             49,905
                                       ----------          ----------          ----------        ------------         ----------
                                       $  422,195          $  402,645          $  219,011        $  (488,811)         $  555,040
                                       ----------          ----------          ----------        ------------         ----------
                                       ----------          ----------          ----------        ------------         ----------


                                                                            DECEMBER  31, 1996
                                       ------------------------------------------------------------------------------------------
                                         PARENT                                  NON-
                                         COMPANY           GUARANTORS          GUARANTORS        ELIMINATIONS        CONSOLIDATED
                                       ----------          ----------          ----------        ------------        ------------
ASSETS:
     Current assets                    $   29,353          $   25,301          $   13,191        $    (9,004)         $   58,841
     Non-current assets                   403,873             314,287             119,727           (364,569)            473,318
                                       ----------          ----------          ----------        ------------         ----------
                                       $  433,226          $  339,588          $  132,918        $  (373,573)         $  532,159
                                       ----------          ----------          ----------        ------------         ----------
                                       ----------          ----------          ----------        ------------         ----------

LIABILITIES AND EQUITY:
     Current liabilities               $   10,525          $   26,939          $   20,630        $   (13,128)         $   44,966
     Non-current liabilities              350,000             267,428              78,856           (281,792)            414,492
     Stockholders' equity                  72,701              45,221              33,432            (78,653)             72,701
                                       ----------          ----------          ----------        ------------         ----------
                                       $  433,226          $  339,588          $  132,918        $  (373,573)         $  532,159
                                       ----------          ----------          ----------        ------------         ----------
                                       ----------          ----------          ----------        ------------         ----------

                             ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
                             (Dollars in Thousands)

Summarized operating statement information for the nine and three months ended September 30,1997 and 1996 is as follows:


                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1997
                                       ------------------------------------------------------------------------------------------
                                         PARENT                                  NON-
                                         COMPANY           GUARANTORS          GUARANTORS        ELIMINATIONS        CONSOLIDATED
                                       ----------          ----------          ----------        ------------        ------------
Net revenues                           $    4,634          $  146,983          $  110,255         $   (9,517)         $  252,355
Costs and expenses                         11,622             140,962              96,214             (6,443)            242,355
Net interest expense                      (23,692)                395              (3,400)            (3,461)            (30,158)
Net (loss) income                         (22,905)              2,743               6,508             (9,251)            (22,905)

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1996
                                       ------------------------------------------------------------------------------------------
                                         PARENT                                  NON-
                                         COMPANY           GUARANTORS          GUARANTORS        ELIMINATIONS        CONSOLIDATED
                                       ----------          ----------          ----------        ------------        ------------
Net revenues                           $      359          $  170,764          $   14,964         $     (110)         $  185,977
Costs and expenses                          9,272             161,693              20,935             (4,191)            187,709
Net interest expense                      (15,952)             (4,687)               (418)              (100)            (21,157)
Net (loss) income                         (16,033)              3,424              (6,390)             5,423             (13,576)


                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1997
                                       ------------------------------------------------------------------------------------------
                                         PARENT                                  NON-
                                         COMPANY           GUARANTORS          GUARANTORS        ELIMINATIONS        CONSOLIDATED
                                       ----------          ----------          ----------        ------------        ------------
Net revenues                           $    1,276          $   46,010          $   37,647         $   (2,582)         $   82,351
Costs and expenses                          2,647              47,423              33,329             (1,981)             81,418
Net interest expense                       (7,720)                930              (1,314)            (1,674)             (9,778)
Net (loss) income                          (9,623)               (937)              1,612               (675)             (9,623)

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1996
                                       ------------------------------------------------------------------------------------------
                                         PARENT                                  NON-
                                         COMPANY           GUARANTORS          GUARANTORS        ELIMINATIONS        CONSOLIDATED
                                       ----------          ----------          ----------        ------------        ------------
Net revenues                           $      117          $   54,830          $    4,796         $      279          $   60,022
Costs and expenses                          2,695              56,422               8,165             (3,512)             63,770
Net interest expense                       (8,315)             (1,589)               (247)              (100)            (10,251)
Net (loss) income                          (8,497)               (727)             (3,615)             5,131             (7,708)


                             ALTON GAMING COMPANY
                           CONDENSED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1997             1996
                                                            -------------    ------------
                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash                                                    $  3,710         $  3,563
     Other current assets                                       1,642            1,482
                                                             --------         --------
          Total current assets                                  5,352            5,045
                                                             --------         --------

DUE FROM AFFILIATES                                            16,318           10,592

NET PROPERTY AND EQUIPMENT                                     28,255           30,112

OTHER ASSETS                                                        4                7
                                                             --------         --------

TOTAL ASSETS                                                 $ 49,929         $ 45,756
                                                             --------         --------
                                                             --------         --------


CURRENT LIABILITIES:
     Accounts payable                                        $    903         $  1,547
     Other accrued liabilities                                  4,939            4,299
     Income taxes payable to affiliate                          1,460
                                                             --------         --------
          Total current liabilities                             7,302            5,846
                                                             --------         --------
                                                             --------         --------

OTHER LONG-TERM OBLIGATIONS - RELATED PARTY                       184              171

DEFERRED INCOME TAXES                                           3,745            3,494

STOCKHOLDER'S EQUITY:
     Common stock -- $1 par value, 1,000 shares authorized,
        issued and outstanding                                      1                1
     Capital in excess of par                                     256              256
     Retained earnings                                         38,441           35,988
                                                             --------         --------
          Total stockholder's equity                           38,698           36,245
                                                             --------         --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 49,929         $ 45,756
                                                             --------         --------
                                                             --------         --------


           See accompanying notes to condensed financial statements.

                             ALTON GAMING COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                (In Thousands)


                                                                  NINE MONTHS ENDED
                                                            ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
REVENUES:
     Casino                                                  $ 46,905         $ 56,084
     Food, beverage and other                                   5,613            5,909
                                                             --------         --------
                                                               52,518           61,993
     Less promotional allowances                               (1,523)          (1,728)
                                                             --------         --------
Net revenues                                                   50,995           60,265
                                                             --------         --------

COSTS AND EXPENSES:
     Casino                                                    23,944           26,869
     Food, beverage and other                                   5,299            5,586
     Other operating expenses                                   4,170            4,254
     Selling, general and administrative                        8,528            9,390
     Depreciation and amortization                              3,237            3,141
     Management fees -- related party                           1,766            3,380
                                                             --------         --------
                                                               46,944           52,620
                                                             --------         --------
Income from operations                                          4,051            7,645

OTHER INCOME (EXPENSE):
     Interest income                                               48               38
     Interest expense                                             (11)             (29)
                                                             --------         --------
                                                                   37                9
                                                             --------         --------
Income before income taxes                                      4,088            7,654
Income tax expense                                             (1,635)          (3,061)
                                                             --------         --------

Net income                                                   $  2,453         $  4,593
                                                             --------         --------
                                                             --------         --------


           See accompanying notes to condensed financial statements.

                             ALTON GAMING COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                (In Thousands)


                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
REVENUES:
     Casino                                                  $ 14,850         $ 18,642
     Food, beverage and other                                   2,000            2,217
                                                             --------         --------
                                                               16,850           20,859
     Less promotional allowances                                 (540)            (535)
                                                             --------         --------
Net revenues                                                   16,310           20,324
                                                             --------         --------

COSTS AND EXPENSES:
     Casino                                                     8,096            9,378
     Food, beverage and other                                   1,876            2,097
     Other operating expenses                                   1,433            1,521
     Selling, general and administrative                        3,268            3,196
     Depreciation and amortization                              1,128            1,070
     Management fees -- related party                             478            1,507
                                                             --------         --------
                                                               16,279           18,769
                                                             --------         --------
Income from operations                                             31            1,555

OTHER INCOME (EXPENSE):
     Interest income                                               25               13
     Interest expense                                              (4)              (8)
                                                             --------         --------
                                                                   21                5
                                                             --------         --------
Income before income taxes                                         52            1,560
Income tax expense                                                (23)            (624)
                                                             --------         --------

Net income                                                   $     29         $    936
                                                             --------         --------
                                                             --------         --------


           See accompanying notes to condensed financial statements.

                             ALTON GAMING COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                  NINE MONTHS ENDED
                                                            ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  2,453         $  4,593
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                             3,237            3,141
       Deferred income taxes                                      175              463
       Changes in operating assets and liabilities:
            Other current assets                                  (82)            (102)
            Other assets                                            3              170
            Accounts payable                                     (644)             280
            Other accrued liabilities                             640           (1,094)
            Income taxes payable to affiliate                   1,460            2,601
                                                             --------         --------
            Net cash provided by operating activities           7,242           10,052
                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                            (1,382)          (1,175)
                                                             --------         --------
           Net cash used in investing activities               (1,382)          (1,175)
                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliate                                             (5,726)          (8,373)
Increase in other long-term obligations -- related party           13               10
                                                             --------         --------
           Net cash used in financing activities               (5,713)          (8,363)
                                                             --------         --------

Net increase in cash and cash equivalents                         147              514
Cash and cash equivalents, beginning of period                  3,563            3,873
                                                             --------         --------
Cash and cash equivalents, end of period                     $  3,710         $  4,387
                                                             --------         --------
                                                             --------         --------


           See accompanying notes to condensed financial statements.

                             ALTON GAMING COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2. COMMITMENTS AND CONTINGENCIES

   A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13.6 million, including interest through September 30, 1997, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

   On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                          THE MISSOURI GAMING COMPANY
                           CONDENSED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   1997                 1996
                                                               -------------        ------------
                                                                (UNAUDITED)
CURRENT ASSETS:
     Cash                                                         $  4,034           $  6,143
     Other current assets                                            1,874              1,563
                                                               -------------        ------------
          Total current assets                                       5,908              7,706
                                                               -------------        ------------

NET PROPERTY AND EQUIPMENT                                          72,352             75,773

OTHER ASSETS                                                         2,490              3,272
                                                               -------------        ------------

TOTAL ASSETS                                                     $  80,750          $  86,751
                                                               -------------        ------------
                                                               -------------        ------------

CURRENT LIABILITIES:
     Accounts payable                                             $  1,840           $  3,505
     Income taxes payable to affiliate                               3,811              4,435
     Other accrued liabilities                                       4,180              4,244
                                                               -------------        ------------
          Total current liabilities                                  9,831             12,184
                                                               -------------        ------------

DUE TO AFFILIATES                                                   52,543             56,345

DEFERRED INCOME TAXES                                                1,674                907

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1000 shares
        authorized issued and outstanding
     Capital in excess of par                                        5,000              5,000
     Retained earnings                                              11,702             12,315
                                                               -------------        ------------
          Total stockholder's equity                                16,702             17,315
                                                               -------------        ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $  80,750          $  86,751
                                                               -------------        ------------
                                                               -------------        ------------

See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                (In Thousands)

                                                        NINE MONTHS ENDED
                                               ---------------------------------
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                   1997                 1996
                                               -------------       -------------
                                                (UNAUDITED)         (UNAUDITED)

REVENUES:
     Casino                                      $  46,412          $  64,706
     Admissions                                                         1,983
     Food, beverage and other                        7,233              8,145
                                               -------------       -------------
                                                    53,645             74,834
     Less promotional allowances                   (3,706)             (5,360)
                                               -------------       -------------
Net revenues                                        49,939             69,474
                                               -------------       -------------


COSTS AND EXPENSES:
     Casino                                         24,916             33,402
     Food, beverage and other                        6,244              7,169
     Other operating expenses                        2,978              3,594
     Selling, general and administrative             8,508             10,271
     Depreciation and amortization                   4,462              5,751
     Preopening costs                                                     383
     Lease termination costs                                            3,508
                                               -------------       -------------
                                                    47,108             64,078
                                               -------------       -------------
Income from operations                               2,831              5,396

OTHER INCOME (EXPENSE):
Interest income (expense)                              201                (30)
Interest expense - related party                   (4,006)             (4,515)
                                               -------------       -------------
                                                   (3,805)             (4,545)
                                               -------------       -------------
(Loss) income before income taxes                    (974)                851
Income tax benefit (expense)                           361               (462)
                                               -------------       -------------
Net income (loss)                                 $  (613)             $  389
                                               -------------       -------------
                                               -------------       -------------

See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                (In Thousands)

                                                       THREE MONTHS ENDED
                                               ---------------------------------
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                   1997                 1996
                                               -------------       -------------
                                                (UNAUDITED)         (UNAUDITED)
REVENUES:
     Casino                                      $  14,745          $  20,704
     Food, beverage and other                        2,297              2,790
                                               -------------       -------------
                                                    17,042             23,494
     Less promotional allowances                   (1,278)             (1,350)
                                               -------------       -------------
Net revenues                                        15,764             22,144
                                               -------------       -------------


COSTS AND EXPENSES:
     Casino                                          8,124             11,011
     Food, beverage and other                        2,093              2,457
     Other operating expenses                        1,104              1,252
     Selling, general and administrative             2,695              3,215
     Depreciation and amortization                   1,724              1,500
     Preopening costs                                                      61
                                               -------------       -------------
                                                    15,740             19,496
                                               -------------       -------------
Income from operations                                  24              2,648

OTHER INCOME (EXPENSE):
Interest income (expense)                              107                 (6)
Interest expense - related party                   (1,248)             (1,625)
                                               -------------       -------------
                                                   (1,141)             (1,631)
                                               -------------       -------------
Loss (income) before income taxes                  (1,117)              1,017
Income tax benefit (expense)                           443               (526)
                                               -------------       -------------
Net (loss) income                                 $  (674)             $  491
                                               -------------       -------------
                                               -------------       -------------

See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                       NINE MONTHS ENDED
                                                               ---------------------------------
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                   1997                 1996
                                                               -------------        ------------
                                                                (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $  (613)             $  389
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
     Depreciation                                                    4,296              5,571
     Amortization                                                      166                180
     Deferred income taxes                                             261                622
     Lease termination costs                                                            2,223
     Changes in operating assets and liabilities:
          Other current assets                                         827                463
          Accounts payable                                         (1,665)                397
          Other accrued liabilities                                    151              1,455
          Income taxes payable to affiliate                          (624)               (386)
          Other assets                                               (136)                200
                                                               -------------        ------------
          Net cash provided by operating activities                  2,663             11,114
                                                               -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (876)            (18,488)
                                                               -------------        ------------
     Net cash used in investing activities                           (876)            (18,488)
                                                               -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                     (94)               (588)
Due to affiliate                                                   (3,802)             16,832
                                                               -------------        ------------
     Net cash (used in) provided by  financing activities          (3,896)             16,244
                                                               -------------        ------------

Net increase in cash and cash equivalents                          (2,109)              8,870
Cash and cash equivalents, beginning of period                       6,143              4,131
                                                               -------------        ------------
Cash and cash equivalents, end of period                          $  4,034          $  13,001
                                                               -------------        ------------
                                                               -------------        ------------


See accompanying notes to condensed financial statements.

                             THE MISSOURI GAMING COMPANY
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                (Dollars in Thousands)

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

                          ARGOSY OF LOUISIANA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                              1997              1996
                                                                         -------------      ------------
                                                                          (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                             $  2,760           $  3,051
     Other current assets                                                     1,104              2,776
                                                                         -------------      ------------
          Total current assets                                                3,864              5,827
                                                                         -------------      ------------

NET PROPERTY AND EQUIPMENT                                                   45,176             49,021

OTHER ASSETS                                                                  1,848              2,206
                                                                         -------------      ------------

TOTAL ASSETS                                                               $ 50,888           $ 57,054
                                                                         -------------      ------------
                                                                         -------------      ------------

CURRENT LIABILITIES:
     Accounts payable                                                      $    560           $  1,127
     Other accrued liabilities                                                3,769              3,497
     Current maturities of long-term debt-related party                       5,578              5,578
                                                                         -------------      ------------
          Total current liabilities                                           9,907             10,202
                                                                         -------------      ------------

LONG-TERM DEBT-RELATED PARTY                                                 43,650             42,812

DEFERRED INCOME TAXES                                                                            1,160

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                                 2,810              3,174

STOCKHOLDER'S DEFICIT:
     Common stock - $1 par value, 1,000 shares authorized
        issued and outstanding                                                    1                  1
     Accumulated deficit                                                     (5,480)              (295)
                                                                         -------------      ------------
          Total stockholder's deficit                                        (5,479)              (294)
                                                                         -------------      ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                $ 50,888           $ 57,054
                                                                         -------------      ------------
                                                                         -------------      ------------

See accompanying notes to condensed consolidated financial statements.

                          ARGOSY OF LOUISIANA, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands)

                                                                NINE MONTHS ENDED
                                                          ------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                               1997             1996
                                                          -------------    -------------
                                                           (UNAUDITED)      (UNAUDITED)
Revenues:
     Casino                                                 $ 37,856         $ 38,995
     Food, beverage and other                                  5,487            4,038
                                                          -------------    -------------
                                                              43,343           43,033
     Less promotional allowances                              (3,302)          (2,388)
                                                          -------------    -------------
Net revenues                                                  40,041           40,645
                                                          -------------    -------------

COST AND EXPENSES:
     Casino                                                   22,236           19,794
     Food, beverage and other                                  5,120            3,549
     Other operating expenses                                  3,892            3,764
     Selling, general and administrative                       9,765            8,233
     Depreciation and amortization                             4,178            4,661
     Referendum costs                                                             383
                                                          -------------    -------------
                                                              45,191           40,384
                                                          -------------    -------------

(Loss) income from operations                                 (5,150)             261
INTEREST (EXPENSE) INCOME NET:
     Interest to related party                                (1,202)
     Other                                                        69               95
                                                          -------------    -------------

(Loss) income before income taxes
   and minority interest                                      (6,283)             356
Income tax benefit (expense)                                     734             (263)
Minority interest                                                364              (12)
                                                          -------------    -------------
Net (loss) income                                           $ (5,185)         $    81
                                                          -------------    -------------
                                                          -------------    -------------

See accompanying notes to condensed consolidated financial statements.

                          ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands)

                                                                     THREE MONTHS ENDED
                                                             ---------------------------------
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                  1997                1996
                                                             -------------       -------------
                                                              (UNAUDITED)         (UNAUDITED)
REVENUES:
     Casino                                                    $  11,660           $  11,959
     Food, beverage and other                                      1,801               1,489
                                                             -------------       -------------
                                                                  13,461              13,448
     Less promotional allowances                                  (1,064)               (893)
                                                             -------------       -------------
Net revenues                                                      12,397              12,555
                                                             -------------       -------------

COST AND EXPENSES:
     Casino                                                        7,155               6,431
     Food, beverage and other                                      1,658               1,254
     Other operating expenses                                      1,340               1,414
     Selling, general and administrative                           3,205               2,752
     Depreciation and amortization                                 1,389               1,930
     Referendum costs                                                                    383
                                                             -------------       -------------
                                                                  14,747              14,164
                                                             -------------       -------------

Loss from operations                                              (2,350)             (1,609)
INTEREST (EXPENSE) INCOME NET:
     Interest to related party                                      (400)                 24
     Other                                                            22
                                                             -------------       -------------

Loss before income taxes and minority interest                    (2,728)             (1,585)
Income tax benefit                                                                       684
Minority interest                                                    159                  65
                                                             -------------       -------------
Net loss                                                       $  (2,569)            $  (836)
                                                             -------------       -------------
                                                             -------------       -------------

See accompanying notes to condensed consolidated financial statements.

                        ARGOSY OF LOUISIANA, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                                                       NINE MONTHS ENDED
                                                                              ----------------------------------
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                   1997                1996
                                                                               (UNAUDITED)          (UNAUDITED)
                                                                              -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                              $  (5,185)            $    81
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
     Depreciation                                                                  3,819               4,302
     Amortization                                                                    359                 359
     Minority interest                                                              (364)                 12
     Deferred income taxes                                                          (735)              1,076
     Changes in operating assets and liabilities:
          Other current assets                                                       369                (498)
          Accounts payable                                                          (567)               (162)
          Other accrued liabilities                                                1,152                 243
                                                                              -------------        -------------
          Net cash (used in) provided by operating activities                     (1,152)              5,413
                                                                              -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (307)               (516)
                                                                              -------------        -------------
     Net cash used in investing activities                                          (307)               (516)
                                                                              -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates                                    1,168              (7,519)
Payments on notes payable and long-term debt                                                            (385)
Decrease in other assets                                                                                  69
                                                                              -------------        -------------
     Net cash provided by (used in) financing activities                           1,168              (7,835)
                                                                              -------------        -------------

Net decrease in cash and cash equivalents                                           (291)             (2,938)
Cash and cash equivalents, beginning of period                                     3,051               5,201
                                                                              -------------        -------------
Cash and cash equivalents, end of period                                        $  2,760            $  2,263
                                                                              -------------        -------------
                                                                              -------------        -------------

See accompanying notes to condensed consolidated financial statements.

                              ARGOSY OF LOUISIANA, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                (Dollars in Thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Gaming Control Board. Through September 30, 1997, the Company has paid all admission payments due under the above agreements.

     On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                          CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                                    CONDENSED BALANCE SHEETS
                                        (In Thousands)

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 1997                1996
                                                                             -------------        ------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  2,760           $  3,051
     Other current assets                                                           1,104              1,134
                                                                             -------------        ------------
          Total current assets                                                      3,864              4,185
                                                                             -------------        ------------

NET PROPERTY AND EQUIPMENT                                                         44,860             48,704

OTHER ASSETS                                                                        1,848              2,206
                                                                             -------------        ------------
TOTAL ASSETS                                                                    $  50,572          $  55,095
                                                                             -------------        ------------
                                                                             -------------        ------------

CURRENT LIABILITIES:
     Accounts payable                                                           $     560          $   1,127
     Accounts payable - related party                                                 959
     Other accrued liabilities                                                      3,959              3,497
     Accrued interest-related party                                                   702
     Notes payable and current maturities of long-term debt-related party           5,578              5,578
                                                                             -------------        ------------
          Total current liabilities                                                11,758             10,202
                                                                             -------------        ------------

LONG-TERM DEBT-RELATED PARTY                                                       13,793             13,793
PARTNERS' EQUITY                                                                   25,021             31,100
                                                                             -------------        ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $  50,572          $  55,095
                                                                             -------------        ------------
                                                                             -------------        ------------


                    See accompanying notes to condensed financial statements.

                              CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                               CONDENSED STATEMENTS OF OPERATIONS
                                           (In Thousands)


                                                                                   NINE MONTHS ENDED
                                                                           -----------------------------------
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1997                1996
                                                                           ---------------      --------------
                                                                              (UNAUDITED)         (UNAUDITED)

REVENUES:
     Casino                                                                     $  37,856          $  38,995
     Food, beverage and other                                                       5,487              4,038
                                                                           ---------------      --------------
                                                                                   43,343             43,033
     Less promotional allowances                                                  (3,302)             (2,388)
                                                                           ---------------      --------------
Net revenues                                                                       40,041             40,645
                                                                           ---------------      --------------
COSTS AND EXPENSES:
     Casino                                                                        22,236             19,794
     Food, beverage and other                                                       5,120              3,549
     Other operating expenses                                                       3,892              3,764
     Selling, general and administrative                                            9,562              7,993
     Depreciation and amortization                                                  4,178              4,118
     Referendum expenses                                                                                 383
                                                                           ---------------      --------------
                                                                                   44,988             39,601
                                                                           ---------------      --------------

(Loss) income from operations                                                     (4,947)              1,044
INTEREST (EXPENSE) INCOME (NET):
     Related parties                                                              (1,202)             (1,202)
     Other                                                                             70                 95
                                                                           ---------------      --------------
                                                                                  (1,132)             (1,107)
                                                                           ---------------      --------------
Net loss                                                                       $  (6,079)             $  (63)
                                                                           ---------------      --------------
                                                                           ---------------      --------------


                    See accompanying notes to condensed financial statements.

                                CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                                  CONDENSED STATEMENTS OF OPERATIONS
                                            (In Thousands)


                                                                                   THREE MONTHS ENDED
                                                                           -----------------------------------
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1997                1996
                                                                           ---------------      --------------
                                                                              (UNAUDITED)         (UNAUDITED)
REVENUES:
     Casino                                                                     $  11,660          $  11,959
     Food, beverage and other                                                       1,801              1,489
                                                                           ---------------      --------------
                                                                                   13,461             13,448
     Less promotional allowances                                                   (1,064)              (893)
                                                                           ---------------      --------------
Net revenues                                                                       12,397             12,555
                                                                           ---------------      --------------

COSTS AND EXPENSES:
     Casino                                                                         7,155              6,431
     Food, beverage and other                                                       1,658              1,254
     Other operating expenses                                                       1,340              1,414
     Selling, general and administrative                                            3,137              2,666
     Depreciation and amortization                                                  1,389              1,388
     Referendum expenses                                                                                 383
                                                                           ---------------      --------------
                                                                                   14,679             13,536
                                                                           ---------------      --------------

Loss from operations                                                               (2,282)              (981)
INTEREST (EXPENSE) INCOME (NET):
     Related parties                                                                 (400)              (400)
     Other                                                                             23                 22
                                                                           ---------------      --------------
                                                                                     (377)              (378)
                                                                           ---------------      --------------
Net loss                                                                        $  (2,659)         $  (1,359)
                                                                           ---------------      --------------
                                                                           ---------------      --------------


                  See accompanying notes to condensed financial statements.

                          CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (In Thousands)


                                                                                     NINE MONTHS ENDED
                                                                           -----------------------------------
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1997                1996
                                                                           ---------------     ---------------
                                                                              (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (6,079)          $    (63)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation                                                                   3,819              3,759
     Amortization                                                                     359                359
     Changes in operating assets and liabilities:
          Other current assets                                                         29                523
          Accounts payable                                                           (567)              (143)
          Accrued interest to related parties                                         702              2,011
          Deposits                                                                                        69
          Other accrued liabilities                                                   464                297
                                                                           ---------------     ---------------
     Net cash (used in) provided by operating activities                           (1,273)             6,812
                                                                           ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                  (307)              (516)
                                                                           ---------------     ---------------
     Net cash used in investing activities                                           (307)              (516)
                                                                           ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates                                     1,289             (8,849)
Payments on notes payable and long-term debt                                                            (385)
                                                                           ---------------     ---------------
     Net cash provided by (used in) financing activities                            1,289             (9,234)
                                                                           ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                                 (291)            (2,938)
Cash and cash equivalents, beginning of period                                      3,051              5,201
                                                                           ---------------     ---------------
Cash and cash equivalents, end of period                                         $  2,760           $  2,263
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------


                   See accompanying notes to condensed financial statements.

                        CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                (Dollars in Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Gaming Control Board. Through September 30, 1997, the Partnership has paid all admission payments due under the above agreements.

     On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.

                                  JAZZ ENTERPRISES, INC.
                                 CONDENSED BALANCE SHEETS
                                      (In Thousands)


                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1997               1996
                                                   -------------      --------------
                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                       $      83           $
     Other current assets                                  154                 78
                                                    --------------      -------------
        Total current assets                               237                 78
                                                    --------------      -------------

NET PROPERTY AND EQUIPMENT                              54,918              57,297
GOODWILL, NET                                           20,071              20,519
NOTE RECEIVABLE                                          1,892               1,892
OTHER ASSETS                                             3,904               3,685
                                                    --------------      -------------
TOTAL ASSETS                                         $  81,022           $  83,471
                                                    --------------      -------------
                                                    --------------      -------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities        $   4,100           $   3,478

LONG-TERM DEBT                                          80,559              81,485
STOCKHOLDER'S DEFICIT:
    Common stock, no par value, 100,000 shares
     authorized, 200 shares issued and outstanding
    Retained deficit                                     (3,637)             (1,492)
                                                    --------------       -------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT          $   81,022          $   83,471
                                                    --------------       -------------
                                                    --------------       -------------

                    See accompanying notes to condensed financial statements.

                               JAZZ ENTERPRISES, INC.
                           CONDENSED STATEMENTS OF OPERATIONS
                                    (In Thousands)


                                                           NINE MONTHS ENDED
                                                   ---------------------------------
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                       1997                1996
                                                   -------------       -------------
                                                   (UNAUDITED)         (UNAUDITED)
REVENUES:
     Lease revenue                                  $  2,271           $  2,346
     Rent revenue                                        303                274
                                                    -----------        -----------
                                                       2,574              2,620
                                                    -----------        -----------

COSTS AND EXPENSES:
     Operating expenses                                  705                275
     Selling, general and administrative                 956              1,192
     Depreciation and amortization                     1,766                987
     Preopening costs                                                       100
                                                    -----------         ----------
                                                       3,427              2,554
                                                    -----------         ----------

(Loss) income from operations                           (853)                  66

OTHER (EXPENSE) INCOME:
     Interest expense                                   (684)                (717)
     Equity in loss of unconsolidated partnership       (608)                  (6)
                                                    -----------         -----------
Loss before income taxes                              (2,145)                (657)
Income tax expense
                                                   ------------         -----------
Net loss                                           $  (2,145)            $   (657)
                                                   ------------         -----------
                                                   ------------         -----------



                 See accompanying notes to condensed financial statements.

                               JAZZ ENTERPRISES, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                             THREE MONTHS ENDED
                                                      --------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                         1997                1996
                                                      --------------      -------------
                                                        (UNAUDITED)         (UNAUDITED)
REVENUES:
     Lease revenue                                     $  700             $  714
     Rent revenue                                         119                 89
                                                       ---------          ----------
                                                          819                803
                                                       ---------          ----------
COSTS AND EXPENSES:
     Operating expenses                                   260                 81
     Selling, general and administrative                  321                401
     Depreciation and amortization                        589                628
                                                       --------           ----------
                                                        1,170              1,110
                                                       --------           ----------

Loss from operations                                     (351)               (307)

OTHER EXPENSE:
     Interest expense                                    (224)               (236)
     Equity in loss of unconsolidated partnership        (266)               (136)
                                                       ---------            --------
Loss before income taxes                                 (841)               (679)
Income tax benefit                                                              9
                                                      ----------          ----------
Net loss                                              $  (841)            $  (670)
                                                      ----------          ----------
                                                      ----------          ----------



                  See accompanying notes to condensed financial statements.

                                  JAZZ ENTERPRISES, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                     (In Thousands)

                                                            NINE MONTHS ENDED
                                                    --------------------------------
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                       1997                1996
                                                    -------------       --------------
                                                     (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $  (2,145)            $ (657)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                       1,318                540
     Amortization                                         448                448
     Equity in loss of unconsolidated partnership         608                  6
     Changes in operating assets and liabilities:
          Other current assets                            (76)              (141)
          Accounts payable and accrued liabilities        622                415
                                                     ---------            --------
          Net cash provided by operating activities       775                611
                                                     ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (785)            (25,387)
     Increase in other assets                            (826)               (179)
                                                     ---------            --------
          Net cash used in investing activities        (1,611)            (25,566)
                                                     ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                (298)               (295)
     Advances from affiliate                            1,217              25,218
                                                     ---------            --------
          Net cash provided by financing activities       919              24,923
                                                     ---------            --------
Net increase (decrease) in cash and cash equivalents       83                 (32)
Cash and cash equivalents, beginning of period              -                  32
                                                     ---------            --------
Cash and cash equivalents, end of period                $  83             $  -
                                                     ---------            --------
                                                     ---------            --------


                  See accompanying notes to condensed financial statements.

                                JAZZ ENTERPRISES, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                (Dollars in Thousands)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     On December 5, 1994, the stockholders of Jazz entered into an agreement to sell 100% of the common stock of Jazz to Argosy. The transaction was consummated on May 30, 1995 and was accounted for as a purchase, therefore establishing a new basis of accounting. Terms of the transaction allowed Argosy to acquire Jazz's 10% limited partnership interest in the Baton Rouge casino and all of Jazz's interest in Catfish Town real estate development.

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

     Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through September 30, 1997, the partnership has paid all admission payments due under the above agreements.

     On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                          THE INDIANA GAMING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                       1997                1996
                                                                                    -------------       ------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     13,014        $     9,216
     Other current assets                                                                  1,914              1,844
                                                                                    -------------       ------------
          Total current assets                                                            14,928             11,060
                                                                                    -------------       ------------

NET PROPERTY AND EQUIPMENT                                                               145,076             69,392
OTHER ASSETS:
     Deposits                                                                              1,305                  5
     Cash and cash equivalents-restricted                                                 22,030             14,919
     Intangible assets, net                                                               30,599             31,459
                                                                                    -------------       ------------
          Total other assets                                                              53,934             46,383
                                                                                    -------------       ------------

TOTAL ASSETS                                                                        $    213,938        $   126,835
                                                                                    -------------       ------------
                                                                                    -------------       ------------



CURRENT LIABILITIES:
     Accounts payable                                                               $        856        $     3,115
     Accrued interest and dividends payable-related parties                                3,200              2,198
     Other accrued liabilities                                                            16,327              5,616
     Current maturities of long-term debt-related parties                                  7,246              2,900
     Current maturities of other long-term obligations                                     5,169              5,169
                                                                                    -------------       ------------
          Total current liabilities                                                       32,798             18,998
                                                                                    -------------       ------------

LONG-TERM DEBT-RELATED PARTY                                                             156,983             86,612
OTHER LONG-TERM OBLIGATIONS                                                               10,693             15,000
MINORITY INTERESTS                                                                        14,771             14,490
STOCKHOLDER'S DEFICIT:
     Common stock - $.01 par value, 1,000 shares authorized
        issued and outstanding
     Accumulated deficit                                                                  (1,307)            (8,265)
                                                                                    -------------       ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                         $    213,938        $   126,835
                                                                                    -------------       ------------
                                                                                    -------------       ------------


     See accompanying notes to condensed consolidated financial statements.

                          THE INDIANA GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands)



                                                                                            NINE MONTHS ENDED
                                                                                    ---------------------------------
                                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                                       1997                1996
                                                                                    -------------       ------------
                                                                                    (UNAUDITED)          (UNAUDITED)

REVENUES:
     Casino                                                                         $     87,775        $
     Admissions                                                                           13,152
     Food, beverage and other                                                              4,620
                                                                                    -------------       ------------
                                                                                         105,547
     Less promotional allowances                                                         (11,461)
                                                                                    -------------       ------------
Net revenues                                                                              94,086
                                                                                    -------------       ------------

COST AND EXPENSES:
     Casino                                                                               39,438
     Food, beverage and other                                                              3,568
     Other operating expenses                                                              9,654
     Selling, general and administrative                                                  15,637
     Depreciation and amortization                                                         8,324
     Management fees-related parties                                                       1,289
     Preopening                                                                                               5,659
                                                                                    -------------       ------------
                                                                                          77,910              5,659
                                                                                    -------------       ------------
Income (loss) from operations                                                             16,176             (5,659)

OTHER INCOME (EXPENSE):
     Interest income                                                                       1,056
     Interest expense                                                                     (1,977)
                                                                                    -------------       ------------
                                                                                            (921)
                                                                                    -------------       ------------
Income (loss) before income taxes and minority interests                                  15,255             (5,659)
Income tax expense                                                                        (5,425)
Minority interests                                                                        (2,872)             2,383
                                                                                    -------------       ------------
Net income (loss)                                                                   $      6,958        $    (3,276)
                                                                                    -------------       ------------
                                                                                    -------------       ------------


    See accompanying notes to condensed consolidated financial statements.

                          THE INDIANA GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands)


                                                                                            THREE MONTHS ENDED
                                                                                    ---------------------------------
                                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                                       1997                1996
                                                                                    -------------       ------------
                                                                                    (UNAUDITED)          (UNAUDITED)
REVENUES:
     Casino                                                                         $     30,357        $
     Admissions                                                                            4,560
     Food, beverage and other                                                              1,639
                                                                                    -------------       ------------
                                                                                          36,556
     Less promotional allowances                                                          (4,339)
                                                                                    -------------       ------------
Net revenues                                                                              32,217
                                                                                    -------------       ------------

COST AND EXPENSES:
     Casino                                                                               13,969
     Food, beverage and other                                                              1,362
     Other operating expenses                                                              3,324
     Selling, general and administrative                                                   5,171
     Depreciation and amortization                                                         2,934
     Management fees-related parties                                                         420
     Preopening                                                                                               2,816
                                                                                    -------------       ------------
                                                                                          27,180              2,816
                                                                                    -------------       ------------
Income (loss) from operations                                                              5,037             (2,816)

OTHER INCOME (EXPENSE):
     Interest income                                                                         459
     Interest expense                                                                       (807)
                                                                                    -------------       ------------
                                                                                            (348)
                                                                                    -------------       ------------
Income (loss) before income taxes and minority interests                                   4,689             (2,816)
Income tax expense                                                                        (1,571)
Minority interests                                                                          (811)             1,218
                                                                                    -------------       ------------
Net income (loss)                                                                   $      2,307        $    (1,598)
                                                                                    -------------       ------------
                                                                                    -------------       ------------

     See accompanying notes to condensed consolidated financial statements.

                          THE INDIANA GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                                                             NINE MONTHS ENDED
                                                                                    ---------------------------------
                                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                                       1997                1996
                                                                                    -------------       ------------
                                                                                    (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $      6,958        $    (3,276)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                                           921                 64
      Amortization                                                                         7,403
      Minority interests                                                                   2,872             (2,383)
   Changes in operating assets and  liabilities:
           Other current assets                                                              (70)            (1,507)
           Deposits                                                                       (1,300)            (1,336)
           Accounts payable                                                               (2,259)              (581)
           Accrued interest payable to related parties                                        13                129
           Accrued liabilities                                                            10,053                224
                                                                                    -------------       ------------
           Net cash provided by (used in) operating activities                            24,591             (8,666)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                                                      (7,111)            (8,237)
      Purchases of property and equipment                                                (78,604)           (35,449)
      Payments under development agreement and other
         infrastructure improvements                                                      (4,307)
                                                                                    -------------       ------------
           Net cash used in investing activities                                         (90,022)           (43,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in advances from affiliates                                                39,610             31,743
      Payments on installment contracts                                                   (3,497)            (1,062)
      Proceeds from contributed capital                                                                      19,044
      Repayment of long term debt - related party                                         (1,515)
      Proceeds from long-term debt - related party                                        36,293              5,449
      Payment of preferred return to partner                                                (764)
      Partnership equity distributions                                                      (838)
      Other                                                                                  (60)               (25)
                                                                                    -------------       ------------
           Net cash provided by financing activities                                      69,229             55,149
                                                                                    -------------       ------------
Net increase in cash and cash equivalents                                                  3,798              2,797
Cash and cash equivalents, beginning of period                                             9,216                  2
                                                                                    -------------       ------------
Cash and cash equivalents, end of period                                            $     13,014        $     2,799
                                                                                    -------------       ------------
                                                                                    -------------       ------------

     See accompanying notes to condensed consolidated financial statements.

                        THE INDIANA GAMING COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                          (Dollars in Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57 1/2% general partner in the Partnership, together with, three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. On December 10, 1996, the Company commenced operations at a temporary site and ceased being in the development stage. The Company is constructing its permanent site which it expects to open in December 1997.

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

2.   INCOME TAXES

     At December 31, 1996, the Company had net operating loss carryforward for income tax purposes of approximately $260 and recorded a valuation allowance against its deferred tax assets. During the nine months ended September 30, 1997 the Company utilized the net operating loss carryforward.

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

                        THE INDIANA GAMING COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED) (CONTINUED)
                          (Dollars in Thousands)



     Included in other long term obligations at September 30, 1997 is $15,862 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $7,862 is payable as follows: $862 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

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

                        INDIANA GAMING COMPANY, L.P.
                         CONDENSED BALANCE SHEETS
                            (In Thousands)


                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                1997                 1996
                                                                            -------------       -------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  13,014           $  9,216
     Other current assets                                                           1,914              1,844
                                                                            -------------       -------------
        Total current assets                                                       14,928             11,060
                                                                            -------------       -------------

NET PROPERTY AND EQUIPMENT                                                        143,774             68,349
OTHER ASSETS:
     Deposits                                                                       1,305                  5
     Cash and cash equivalents-restricted                                          22,030             14,919
     Intangible assets, net                                                        30,599             31,459
                                                                            -------------       -------------
        Total other assets                                                         53,934             46,383
                                                                            -------------       -------------
TOTAL ASSETS                                                                   $  212,636         $  125,792
                                                                            -------------       -------------
                                                                            -------------       -------------

CURRENT LIABILITIES:
     Accounts payable                                                          $      934         $    3,464
     Accrued interest and dividends payable-related parties                         7,578              5,240
     Other accrued liabilities                                                     10,904              5,616
     Due to affiliates                                                              1,963                777
     Current maturities of long-term debt-related parties                          17,052              7,066
     Current maturities of other long-term obligations                              5,169              5,169
                                                                            -------------       -------------
        Total current liabilities                                                  43,600             27,332
                                                                            -------------       -------------

LONG-TERM DEBT-RELATED PARTIES                                                    119,365             49,463
OTHER LONG-TERM OBLIGATIONS                                                        10,693             15,000
PARTNERS' EQUITY:
     General partner                                                               22,413             19,549
     Limited partners                                                              16,565             14,448
                                                                            -------------       -------------
        Total partners' equity                                                     38,978             33,997
                                                                            -------------       -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                         $  212,636         $  125,792
                                                                            -------------       -------------
                                                                            -------------       -------------


                                  See accompanying notes to condensed financial statements.


                                           INDIANA GAMING COMPANY, L.P.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (In Thousands)

                                                                                   NINE MONTHS ENDED
                                                                            ---------------------------------
                                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                                                1997                1996
                                                                            -------------      --------------
                                                                              (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                                                   $    87,775         $
     Admissions                                                                   13,152
     Food, beverage and other                                                      4,620
                                                                            -------------       -------------
                                                                                 105,547
     Less promotional allowances                                                 (11,461)
                                                                            -------------       -------------
Net revenues                                                                      94,086
                                                                            -------------       -------------

COST AND EXPENSES:
     Casino                                                                       39,438
     Food, beverage and other                                                      3,568
     Other operating expenses                                                      9,654
     Selling, general and administrative                                          15,637
     Depreciation and amortization                                                 8,324
     Management fees-related parties                                               3,224
     Preopening                                                                                       5,608
                                                                            -------------       -------------
                                                                                  79,845              5,608
                                                                            -------------       -------------
Income (loss) from operations                                                     14,241             (5,608)

OTHER INCOME (EXPENSE):
     Interest income                                                               1,056
     Interest expense                                                             (4,209)
                                                                            -------------       -------------
                                                                                  (3,153)
                                                                            -------------       -------------
Net income (loss) prior to preferred equity return                                11,088             (5,608)
Preferred equity return                                                           (4,134)            (2,468)
                                                                            -------------       -------------
Net income (loss) attributable to common equity partners                       $   6,954          $  (8,076)
                                                                            -------------       -------------
                                                                            -------------       -------------


                                     See accompanying notes to condensed financial statements.

                                             INDIANA GAMING COMPANY, L.P.
                                          CONDENSED STATEMENTS OF OPERATIONS
                                                 (In Thousands)


                                                                                  THREE MONTHS ENDED
                                                                            ---------------------------------
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1997                1996
                                                                            -------------       -------------
                                                                              (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                                                     $  30,357                 $
     Admissions                                                                    4,560
     Food, beverage and other                                                      1,639
                                                                            -------------       -------------
                                                                                  36,556
     Less promotional allowances                                                  (4,339)
                                                                            -------------       -------------
Net revenues                                                                      32,217
                                                                            -------------       -------------

COST AND EXPENSES:
     Casino                                                                       13,969
     Food, beverage and other                                                      1,362
     Other operating expenses                                                      3,324
     Selling, general and administrative                                           5,171
     Depreciation and amortization                                                 2,934
     Management fees-related parties                                               1,049
     Preopening                                                                                        2,866
                                                                            -------------       -------------
                                                                                   27,809              2,866
                                                                            -------------       -------------
Income (loss) from operations                                                       4,408             (2,866)

OTHER INCOME (EXPENSE):
     Interest income                                                                 459
     Interest expense                                                             (1,690)
                                                                            -------------       -------------
                                                                                  (1,231)
                                                                            -------------       -------------
Net income (loss) prior to preferred equity return                                  3,177             (2,866)
Preferred equity return                                                           (1,393)             (2,468)
                                                                            -------------       -------------
Net income (loss) attributable to common equity partners                         $  1,784          $  (5,334)
                                                                            -------------       -------------
                                                                            -------------       -------------



                                   See accompanying notes to condensed financial statements.


                                          INDIANA GAMING COMPANY, L.P.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                               (In Thousands)



                                                                                   NINE MONTHS ENDED
                                                                            ---------------------------------
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1997                1996
                                                                            -------------       -------------
                                                                              (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $  6,954          $  (8,076)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Depreciation                                                                 921                  64
        Amortization                                                               7,403
        Accrued preferred equity dividends                                         4,134               2,468
     Changes in operating assets and liabilities:
        Other current assets                                                         (70)             (1,450)
        Accounts payable                                                          (2,530)               (292)
        Accrued interest payable to related parties                                     3                275
        Deposits                                                                  (1,300)             (1,336)
        Accrued liabilities                                                         5,486              1,127
                                                                            -------------       -------------
           Net cash provided by (used in) operating activities                     21,001             (7,220)
                                                                            -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted cash held in escrow                                            (7,111)             (8,237)
        Purchases of property and equipment                                      (78,345)            (34,732)
        Payments under development agreement and other
          infrastructure improvements                                            (4,307)
                                                                            -------------       -------------
           Net cash used in investing activities                                 (89,763)            (42,969)
                                                                            -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                                         (3,497)             (1,062)
        Proceeds from contributed capital                                                             34,264
        Proceeds from long-term debt - related party                               83,445             19,809
        Repayment of long term debt - related party                               (3,557)
        Payment of preferred return to partners                                   (1,798)
        Partnership equity distribution                                           (1,973)
        Other                                                                        (60)                (25)
                                                                            -------------       -------------
           Net cash provided by financing activities                               72,560             52,986
                                                                            -------------       -------------
Net increase in cash and cash equivalents                                           3,798              2,797
Cash and cash equivalents,  beginning of period                                     9,216                  2
                                                                            -------------       -------------
Cash and cash equivalents,  end of period                                       $  13,014           $  2,799
                                                                            -------------       -------------
                                                                            -------------       -------------

                            See accompanying notes to condensed financial statements.


                             INDIANA GAMING COMPANY, L.P.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                (Dollars in Thousands)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership is constructing its permanent site which it expects to open in December 1997.

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

                             INDIANA GAMING COMPANY, L.P.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED) (CONTINUED)
                                (Dollars in Thousands)



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

   Included in other long term obligations at September 30, 1997 is $15,862 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Upon the final completion of the permanent site $8,000 is due. The remaining $7,862 is payable as follows: $862 ratably over the first year subsequent to opening of the temporary site, $5,000 ratably over the second year subsequent to the opening of the temporary site and $2,000 ratably over the third year subsequent to the opening of the temporary site.

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

     The Company's results of operations for the three months and nine months ended September 30, 1997 were adversely affected by increased competition at its Alton and Riverside properties, and the Company expects the competitive environment in the St. Louis and Kansas City areas to remain intense. The increased competition has resulted in the Company reporting decreased revenues at its Alton and Riverside properties in 1997. The Company believes that the competitive pressures in these markets will continue to adversely effect the operating revenues and profitability at these properties. In addition, the Company is incurring significant costs and capital expenditures in developing the Lawrenceburg casino project. These increased costs, competitive pressures on revenues and the increased interest expense associated with the issuance, in June 1996, of $235 million of First Mortgage Notes ("Mortgage Notes"), will continue to adversely affect the Company's results of operations.

     The Company is in a net operating loss carryforward position at September 30, 1997 and, as such, the Company has not recorded an income tax benefit on its 1997 operating losses due to the uncertainty of realization.

                              ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


                                                     NINE MONTHS ENDED             THREE MONTHS ENDED
                                                 ----------------------------  -----------------------------
                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                     1997           1996           1997           1996
                                                 -------------  -------------  -------------   -------------
                                                  (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
GROSS REVENUES
     Alton                                         $  52,518      $  61,994      $  16,850      $  20,859
     Riverside                                        53,645         74,834         17,042         23,495
     Baton Rouge                                      43,343         43,033         13,461         13,448
     Sioux City                                       17,022         15,510          5,726          5,013
     Lawrenceburg                                    105,547              -         36,556              -
     Corporate                                           824            377            118            123
     Other                                               307            269            116             84
                                                 -------------  -------------  -------------   -------------
          Total                                    $ 273,206      $ 196,017      $  89,869      $  63,022
                                                 -------------  -------------  -------------   -------------
                                                 -------------  -------------  -------------   -------------

NET REVENUES
     Alton                                         $  50,995      $  60,266      $  16,310      $  20,323
     Riverside                                        49,939         69,474         15,764         22,145
     Baton Rouge                                      40,041         40,645         12,397         12,555
     Sioux City                                       16,171         14,964          5,431          4,796
     Lawrenceburg                                     94,086              -         32,217              -
     Corporate                                           816            359            116            119
     Other                                               307            269            116             84
                                                 -------------  -------------  -------------   -------------
          Total                                    $ 252,355      $ 185,977      $  82,351      $  60,022
                                                 -------------  -------------  -------------   -------------
                                                 -------------  -------------  -------------   -------------

INCOME (LOSS) FROM OPERATIONS(1)
     Alton                                         $   5,817      $  11,026      $     509      $   3,060
     Riverside(3)                                      2,831          8,904             24          2,652
     Baton Rouge(4)                                   (2,676)         3,773         (1,582)           116
     Sioux City                                          493            102            143           (476)
     Lawrenceburg                                     16,176              -          5,037              -
     Corporate(5)                                     (9,056)        (9,972)        (2,532)        (3,267)
     Other(6)                                         (1,835)        (3,915)          (666)        (1,934)
                                                 -------------  -------------  -------------   -------------
          Total                                    $  11,750      $   9,918      $     933       $    151
                                                 -------------  -------------  -------------   -------------
                                                 -------------  -------------  -------------   -------------

EBITDA(1)(2)
     Alton                                         $   9,054      $  14,167      $   1,637       $  4,130
     Riverside(3)                                      7,293         14,655          1,748          4,152
     Baton Rouge(4)                                    1,502          7,891           (193)         1,504
     Sioux City                                        1,212            697            386           (263)
     Lawrenceburg                                     24,500              -          7,971              -
     Corporate(5)                                     (7,211)        (8,741)        (1,941)        (2,859)
     Other(6)                                            631         (1,685)           154           (531)
                                                 -------------  -------------  -------------   -------------
          Total                                    $  36,981      $  26,984      $   9,762       $  6,133
                                                 -------------  -------------  -------------   -------------
                                                 -------------  -------------  -------------   -------------


                                ARGOSY GAMING COMPANY
                   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (continued)




(1) Income (loss) from operations and EBITDA are presented before consideration of any fees paid to the Company and in the case of Sioux City and Lawrenceburg before the 30% and 42.5% minority interests, respectively.

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

(3) Excludes $3.5 million for the nine months ended September 30, 1996 related to lease termination costs in connection with assets formerly used at the Riverside temporary facility.

(4) Excludes referendum expenses of approximately $.4 million for the three and nine months ended September 30, 1996.

(5) Excludes severance expenses of approximately $1.8 million for the nine months ended September 30, 1997, and excludes a one-time charge of $1.5 million in connection with the termination of a private placement for the nine months ended September 30, 1996.

(6) Excludes pre-opening expenses of approximately $3.5 million and $6.2 million for the three and nine months ended September 30, 1996 primarily related to Lawrenceburg.

                                ARGOSY GAMING COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     CASINO--Casino revenues for the nine months ended September 30, 1997 increased to $234.3 million from $173.9 million for the nine months ended September 30, 1996 due to the opening of the Lawrenceburg casino, which generated $87.8 million of casino revenues, offset by decreased revenues at the company's other properties. Alton casino revenues decreased from $56.1 to $46.9 million and Riverside casino revenues decreased from $64.7 to $46.4 million due to the effects of increased competition. Baton Rouge casino revenues decreased from $39.0 million to $37.9 million.

     Casino expenses increased to $120.1 million for the nine months ended September 30, 1997 from $89.2 million for the nine months ended September 30, 1996 due primarily to the opening of the Lawrenceburg casino.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $5.6 million to $25.7 million for the nine month period ended September 30, 1997, due to the opening of the Lawrenceburg casino and increased sales in Baton Rouge. Food, beverage and other net profit improved $1.7 million to $4.2 million for the nine months ended September 30, 1997 due primarily to the increased sales in Lawrenceburg.

     OTHER OPERATING EXPENSES--Other operating expenses increased $7.5 million to $21.1 million for the nine months ended September 30, 1997. This increase is due primarily to costs associated with operating the Lawrenceburg casino.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $13.3 million to $52.2 million for the nine months ended September 30, 1997 due primarily to the opening of the Lawrenceburg casino. This increase was somewhat offset when the Company recorded a charge of approximately $1.5 million in professional and other fees related to its response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of First Mortgage Notes in 1996.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $8.1 million from $17.1 million for the nine months ended September 30, 1996 to $25.2 million for the nine months ended September 30, 1997. This increase is due primarily to additional assets associated with the Lawrenceburg casino.

     DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs decreased from $7.4 million for the nine month period ended September 30, 1996 to $.5 million for the nine month period ended September 30, 1997. The primary decrease is due to expenses related to developing the casino in Lawrenceburg, Indiana in 1996.

     INTEREST EXPENSE--Net interest expense increased $9.0 million to $30.2 million for the nine months ended September 30, 1997. The increase is attributable to interest expense on borrowings on the Company's $235 million First Mortgage Notes which were issued in June, 1996.

     NET LOSS--Net loss increased from $13.6 million for the nine months ended September 30, 1996 to $22.9 million for the nine months ended September 30, 1997 primarily for the reasons discussed above. In addition, in 1996 the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Also, the Company recorded an extraordinary loss of $.9 million (net of tax) related to the write off of deferred finance costs associated with extinguishment of its

                                ARGOSY GAMING COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

revolving secured line of credit in 1996. In 1997, the Company is in a net operating loss position and, therefore, has not recorded any tax benefit against its losses for the nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     CASINO--Casino revenues for the three months ended September 30, 1997 increased to $76.8 million from $55.8 million for the three months ended September 30, 1996 due to the opening of the Lawrenceburg casino, which generated $30.4 million of casino revenues, offset by decreased revenues at the Company's other properties. Alton casino revenues decreased from $18.6 to $14.9 million and Riverside casino revenues decreased from $20.7 to $14.7 million due to the effects of increased competition. Baton Rouge casino revenues decreased from $12.0 million to $11.7 million.

     Casino expenses increased to $40.5 million for the three months ended September 30, 1996 from $30.0 million for the three months ended September 30, 1996 due primarily to the opening of the Lawrenceburg casino.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $1.4 million to $8.6 million for the three month period ended September 30, 1997, due to the opening of the Lawrenceburg casino and increased sales in Baton Rouge. Riverside revenues decreased from $2.8 million to $2.3 million while Alton revenues decreased from $2.2 million to $2.0 million. Food, beverage and other net profit improved $.3 million to $1.2 million for the three months ended September 30, 1997 due primarily to the increased sales.

     OTHER OPERATING EXPENSES--Other operating expenses increased $2.5 million to $7.4 million for the three months ended September 30, 1997. This increase is due primarily to costs associated with operating the Lawrenceburg casino.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $4.5 million to $17.1 million for the three months ended September 30, 1997 due primarily to the opening of the Lawrenceburg casino.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $2.8 million from $6.0 million for the three months ended September 30, 1996 to $8.8 million for the three months ended September 30, 1997. This increase is due primarily to additional assets associated with the Lawrenceburg casino.

     DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs decreased from $3.7 million for the three month period ended September 30, 1996 to $.2 million for the three month period ended September 30, 1997. The primary decrease is due to expenses related to developing the casino in Lawrenceburg, Indiana in 1996.

     INTEREST EXPENSE--Net interest expense decreased $.5 million to $9.8 million for the three months ended September 30, 1997. This decrease is attributable to the capitalization of interest expense related to the construction of the permanent casino site in Lawrenceburg, Indiana which is expected to open in December 1997.

     NET LOSS--Net loss increased from $7.7 million for the three months ended September 30, 1996 to $9.6 million for the three months ended September 30, 1997 primarily for the reasons discussed above. In 1997, the Company is in a net operating loss position and, therefore, has not recorded any tax benefit against its losses for the three months ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 1997, the Company generated cash flows from operating activities of $29.6 million compared to $8.1 million for the same period in 1996. The increase in cash flow is primarily attributed to the opening of the Lawrenceburg Casino and the receipt of a $9.1 million income tax refund.

     In the nine months ended September 30, 1997, the Company used cash flows for investing activities of $51.6 million versus $156.4 million for the nine months ended September 30, 1996. The primary use of funds in 1997 was the investment in the construction of the Lawrenceburg facility. In 1996, the Company placed $94.3 million in a restricted fund to be used for the construction of the Lawrenceburg facility and used $73.3 million for capital expenditures primarily at the Lawrenceburg facility.

     During the nine months ended September 30, 1997, the Company generated $29.1 million in cash flows from financing activities compared to generating $199.6 million of cash flows from financing activities for the same period in 1996. The primary sources of cash flows in 1997 were $36.3 million in loans from the Company's partner in Lawrenceburg offset by payments on installment contracts. In 1996, the Company received proceeds from its issuance of $235 million of first mortgage notes and capital contributions from its partner of $19.0 million offset by the repayment of $90.0 million on its previous line of credit.

     As of September 30, 1997, the Company had approximately $45.4 million of cash, cash equivalents, and marketable securities, including approximately $13.0 million held at the Indiana Partnership, which can be used for general working capital purposes. In addition, the Company had $26.1 million in a disbursement account to be used to fund the Company's portion of the remaining Lawrenceburg construction costs which cannot be used for any other purpose. In addition to the disbursement account the Indiana Partnership has placed approximately $22.0 million in an escrow account representing unbilled construction costs of the permanent Lawrenceburg facility.

                                ARGOSY GAMING COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

     On June 5, 1996 the Company issued $235 million of First Mortgage Notes which are due September 2004. Additionally, the Company has $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

     The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties, particularly Lawrenceburg, Indiana. The Company currently estimates that the total construction costs of the Lawrenceburg Casino and entertainment project will approximate $225 million. This is a forward looking statement that involves certain risks and uncertainties and this amount is subject to numerous factors including weather and other construction risks. As of September 30, 1997, approximately $192.5 million has been contributed to the partnership for the project by all partners, including preopening costs. Of the remaining Lawrenceburg construction costs, approximately $25 million is anticipated to be funded through equipment financing from third party lenders and the balance will be funded by the Company (57.5% ) and its partners (42.5%). In the event project costs, as defined, exceed $210 million, the Company and its partner will fund such costs on the same percentages to a total project cost of $225 million. Any project costs in excess of $225 million must be funded by the Company.

     As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional $2 to $5 million (primarily tenant allowance) as of September 30, 1997. Further, if the Predecessor's status as an S-Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $13.6 million (excluding penalties) to fund the potential income tax liability.

     The Company believes that cash on hand will be sufficient to find its current capital expenditure obligations, including the completion of the permanent Lawrenceburg casino development. The Company's ability to meet its operating and debt service requirements, however, is substantially dependent upon the success of the permanent Lawrenceburg casino. If the permanent Lawrenceburg casino fails to meet the Company's operating and cash flow expectations or there are any other events that negatively impact its sources or uses of cash, such as a delayed opening or overrun in the project costs at the permanent Lawrenceburg casino, a significant deterioration in the operating results of the Company's other properties, or an adverse IRS ruling, the Company may be unable to meet future debt service payments without obtaining additional debt or equity financing or without the disposition of assets. No assurance can be given that the Company would be able to obtain such additional financing on suitable terms or sell assets on favorable terms, if required. In light of the foregoing, the Company has retained and has been working with a financial advisory firm to consider various options with respect to the Company's capital structure, including possible debt and equity financings and asset dispositions.

                                ARGOSY GAMING COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO, (I) GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY OPERATES, (II) COMPETITIVE PRESSURES IN THE MARKETS IN WHICH THE COMPANY OPERATES, (III) DELAYS OR COST-OVERRUNS WITH RESPECT TO THE LAWRENCEBURG CASINO WHICH COULD SIGNIFICANTLY IMPAIR THE ABILITY OF THE COMPANY TO MEET ITS DEBT SERVICE REQUIREMENTS, (IV) THE EFFECT OF FUTURE LEGISLATION OR REGULATORY CHANGES ON THE COMPANY'S OPERATIONS, AND (V) OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

     The Company and the Indiana Partnership filed with the ALJ a motion or summary judgment to dismiss Empire's Request; the Commission filed with the ALJ a motion for partial summary judgment on Empire's Request; and Empire filed with the ALJ its "discovery plan" describing discovery it wished to pursue in the matter, as to which the Company and the Indiana Partnership filed a motion for protective order.

     After briefing and a hearing before the ALJ, the ALJ issued on June 13, 1997 his findings of fact and conclusions of law and his recommended orders to the Commission (the "ALJ Entries") on the various matters presented. The ALJ Entries rejected the claims asserted in Empire's Request; granted the Commission's motion for partial summary judgment; and denied the discovery sought by Empire. The ALJ Entries treated the motion for summary judgment by the Company and the Indiana Partnership as moot (given the recommendation that the Commission's motion for partial summary judgment be granted); and denied the Company's and Indiana Partnership's motion to dismiss, which had been based in part on the claim that Empire's Request did not timely comply with procedural requirements. Finally, the ALJ Entries stated Empire would be entitled to an evidentiary hearing only for purposes of attempting to establish that it should have been awarded the Lawrenceburg license, an issue on which Commission regulations place the burden of proof on Empire.

     Empire submitted to the Commission exceptions and objections to the ALJ Entries. (The Company and the Indiana Partnership also filed exceptions to the ALJ Entries, to preserve for the record any subsequent hearing or judicial review proceeding those points on which they disagreed with the ALJ Entries.) At a meeting on August 19, 1997, at which counsel for Empire and counsel for the Company and the Indiana Partnership addressed the Commission, the Commission considered the ALJ Entries and the exceptions and objections of the parties, and entered an order adopting the ALJ Entries in their entirety (the "Commission Order").

     On August 25, 1997, the Commission formally notified Empire that it had entered the Commission Order as the "final determination of the Commission" on Empire's Request, and advised that any person who wished to seek judicial review of the Commission Order was required to file a petition for review in an appropriate court within thirty days of service of the notice. The Commission notice also advised Empire that it could seek a hearing on the denial of its license application, as contemplated by the ALJ Entries.

     Empire has not filed any petition for judicial review of the Commission Order, and the time for filing of such a petition expired in late September 1997. Furthermore, in response to an order issued by the ALJ on September 3, 1997, Empire's counsel notified the ALJ in writing on September 15, 1997, that it would not seek a hearing before the ALJ on the denial of its license application. As a result of the foregoing, Empire's Request has now been finally resolved in a manner adverse to Empire and favorable to the Company and the Indiana Partnership, and presents no further challenge to the Commission's award of the Lawrenceburg license to the Indiana Partnership.

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

     The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U. S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U. S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The case is now back in the district court and will proceed. The defendants have re-urged the previously filed motion to dismiss. Oral argument on the motion to dismiss is scheduled for November 13, 1997.

GAMING INDUSTRY CLASS ACTIONS

     The Company was named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits which were filed in Las Vegas, Nevada. The suits alleged that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suits sought unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. VS. CEASARS WORLD, INC., ET AL. The Gaming Industry Defendants currently are awaiting the Court's ruling on their numerous motions to challenge the sufficiency of the plaintiffs' consolidated amended complaint. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

Item 2.   CHANGES IN SECURITIES - None

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.   OTHER INFORMATION-None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS.

                  27 - Financial Data Schedule

(b)       REPORTS ON FORM 8-K

                  1. Report on Form 8-K dated September 18, 1997, filed with the Securities and Exchange Commission containing information announcing the scheduled inaugural cruise of the new riverboat casino in Lawrenceburg, Indiana.

                                ARGOSY GAMING COMPANY
                                      SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 13, 1997                 /s/ Dale R. Black
     ----------------------             ---------------------------------------
                                            Dale R. Black
                                            Vice President-Corporate Controller
                                            (Principal Accounting Officer)