Form 10-K
period 1997-12-31
ARGOSY GAMING CO
filed 1998-03-26
CIK 895385

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 0-21122

                            ------------------------

                             ARGOSY GAMING COMPANY

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             37-1304247
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
     219 PIASA STREET, ALTON, ILLINOIS                    62002
  (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (618) 474-7500

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                     NAME OF EACH
                                                                                  EXCHANGE ON WHICH
TITLE OF EACH CLASS                                                                   REGISTERED
--------------------------------------------------------------------------------  ------------------
13 1/4% First Mortgage Notes due 2004                                                  New York
12% Convertible Subordinated Notes due 2001                                            New York
Common Stock, par value $.01 per share                                                 New York
Securities registered pursuant to Section 12(g) of the Act:                              None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 24, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates was $53,725,260. The closing price of the Common Stock on March 24, 1998 as reported on the New York Stock Exchange, was $3 3/4.

    As of March 24, 1998, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 24,498,333.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998 as described in the Cross Reference Sheet and a Table of Contents included herewith, is incorporated herein by reference into Parts II and III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                     PAGE REFERENCE
                                                                                                     OR REFERENCE(1)
                                                                                                   -------------------
                                                        PART I

ITEM 1.      BUSINESS............................................................................               1

ITEM 2.      PROPERTIES..........................................................................              18

ITEM 3.      LEGAL PROCEEDINGS...................................................................              19

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................              24

                                                       PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS(2)............              24

ITEM 6.      SELECTED FINANCIAL DATA(3)..........................................................              25

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS(4).....................................................................              25

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA(5)......................................              25

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE........................................................................              26

                                                       PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(6)...............................              96

ITEM 11.     EXECUTIVE COMPENSATION(7)...........................................................              96

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(8)...................              96

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(7)...................................              96

                                                       PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................              97

------------------------

(1) Certain information is incorporated by reference, as indicated below, from the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Annual Report") and the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998, (the "Proxy Statement").

(2) Proxy Statement section entitled "Market for Registrant's Common Equity and Related Stockholder Matters."

(3) Annual report, inside front cover, section entitled "Financial Highlights."

(4) Annual report, pages 26-33, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Annual report, pages 34-51, sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors."

(6) Proxy Statement sections entitled "Election of Directors" and "Management."

(7) Proxy Statement sections entitled "Executive Compensation" and "Certain Transactions."

(8) Proxy Statement section entitled "Record Date, Required Vote, Outstanding Shares and Holdings of Certain Stockholder--Security Ownership of Certain Beneficial Owners and Management."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Argosy Gaming Company (the "Company") is a multi-jurisdictional developer, owner and operator of riverboat casinos and related entertainment facilities in the midwestern and southern United States. The Company, through its subsidiaries, owns and operates riverboat casinos in Alton, Illinois, Riverside, Missouri, Baton Rouge, Louisiana, Lawrenceburg, Indiana and Sioux City, Iowa.

    Unless the context otherwise requires, "Company" and "Argosy" shall mean Argosy Gaming Company and its subsidiaries. The Company's principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002. Its telephone number is (618) 474-7500.

CURRENT OPERATIONS

    ALTON BELLE CASINO--Alton, Illinois, is located on a leased site on the Mississippi River approximately 20 miles northeast of downtown St. Louis, and consists of 22,800 gaming square feet, 684 slot machines and 35 table games. The facility also includes a 37,000 square foot, three-level floating entertainment pavilion which features a sports/entertainment lounge, buffet and restaurant facilities, conference facilities and the market's only off-track betting parlor.

    ARGOSY CASINO OF GREATER KANSAS CITY--Riverside, Missouri, is located on a 55-acre owned site approximately five miles from downtown Kansas City on the Missouri River and consists of 35,863 gaming square feet, 965 slot machines and 54 table games. The riverboat casino is complemented by an 85,000 square foot land-based entertainment facility featuring specialty and buffet restaurants, a sports/entertainment lounge, and 14,000 square feet of banquet/conference facilities.

    BELLE OF BATON ROUGE--Baton Rouge, Louisiana, is located on a site on the Mississippi River in downtown Baton Rouge and consists of 27,971 gaming square feet, 776 slot machines and 43 table games. The riverboat casino is complemented by Argosy's adjacent land-based entertainment development known as Catfish Town. The Catfish Town development includes a 50,000 square foot festival atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of leasable retail space.

    BELLE OF SIOUX CITY--Sioux City, Iowa, is located on a leased site in downtown Sioux City on the Missouri River and consists of 12,500 gaming square feet, 419 slot machines and 24 table games, a bar and gift shop. The casino is complemented by adjacent barge facilities featuring buffet dining, meeting space and administrative support offices.

    LAWRENCEBURG CASINO--In June 1995, Indiana Gaming Company, L.P., a joint-venture subsidiary of the Company ("Indiana Partnership"), was awarded the right to develop and operate a riverboat casino and entertainment complex in Lawrenceburg, Indiana, which is located approximately 15 miles west of Cincinnati, Ohio. The Company is the sole general partner of, and holds a 57.5% general partnership interest in the Indiana partnership. Conseco Entertainment L.L.C. ("Conseco"), an indirect subsidiary of Conseco, Inc., holds a 29% limited partnership interest and certain other investors, including H. Steven Norton, a former employee of the Company, who brought the opportunity to the Company concurrent with his initial employment, hold the remaining 13.5% limited partnership interest in the Indiana Partnership. The Company manages the development, construction and operation of the Lawrenceburg Casino project and receives a management fee of 7.5% of EBITDA and Conseco receives a financial advisory fee of 5% of EBITDA.

    The Lawrenceburg casino opened December 10, 1996 and, through September 30, 1997, the Indiana Partnership operated at a temporary site utilizing a leased vessel with approximately 20,500 square feet of gaming space. The vessel, which had a capacity of 1,600 passengers, featured approximately 870 slot machines and 52 table games for a total of approximately 1,275 gaming positions. In addition, the Indiana Partnership leased, from the Company, an approximately 24,000 square foot floating entertainment and support facility which featured ticketing and holding areas, a food court, two bars and a gift kiosk. Parking for the temporary facility was provided at a 1,400 space satellite lot. The Indiana Partnership provided free shuttle service for the parking lot to the temporary site.

    On October 1, 1997, the Indiana Partnership began operating its permanent vessel at the temporary site. The vessel features approximately 74,300 square feet of gaming space on three levels and has approximately 2,470 gaming positions consisting of approximately 1,735 slots and 97 table games. The vessel can accommodate approximately 4,400 passengers and crew members. On December 10, 1997, the Indiana Partnership moved the riverboat casino from the temporary site to its permanent facility which includes a 1,750 space parking garage and a 120,000 square foot land-based entertainment pavilion and support facility featuring a 350 seat buffet restaurant, two specialty restaurants, and an entertainment lounge. The Company continues to utilize the satellite parking lot for employee and overflow parking. The final component of the Lawrenceburg property, a 300 room hotel is expected to open in the second quarter of 1998.

    The partnership agreement governing the Indiana Partnership provides the $225 million budgeted construction cost of the Lawrenceburg Casino development would be funded 57.5% by the Company and 42.5% by Conseco. The Company believes that the Lawrenceburg casino project will be completed within the budgeted amount and that funds sufficient to meet its obligations are on hand in its restricted cash account at December 31, 1997. For a further description of the terms of the Indiana Partnership, see "Lawrenceburg Casino Partnership Agreement".

CORPORATE STRATEGY

    In 1997, the Company implemented a change in operating strategy in an attempt to build strength and gain momentum as a leading riverboat casino operator. This strategy includes assembling a new management team with significant experience and expertise in gaming industry operations and marketing, adopting new marketing strategies with an emphasis on direct marketing, and prudently investing in gaming and gaming-related assets for its properties.

    Argosy's corporate strategy involves the following elements:

    EXPERIENCED MANAGEMENT TEAM. Argosy's Board of Directors assembled a new, experienced management team during 1997 to emphasize a renewed commitment to Company-wide operations. In April 1997, the Board of Directors named James B. Perry President and CEO of the Company. In June 1997, Mr. Perry recruited Vice President of Operations, James A. Gulbrandsen, and Vice President of Sales and Marketing, Virginia M. McDowell. In addition, general managers with significant gaming industry experience were hired at three of Argosy's properties during the third and fourth quarters of 1997.

    EXPANDED SALES AND MARKETING EFFORTS. The Company adopted a new marketing strategy designed to confront heightened competition in each of its markets with stronger, coordinated marketing, increased promotions and targeted entertainment events. During 1998, Argosy anticipates replacing or upgrading the player tracking systems at each property. These enhancements will enable the Company to provide targeted bonusing based upon customers' playing habits. In addition, Argosy's marketing department will seek to strengthen brand recognition in Alton, Baton Rouge and Sioux City by including the Argosy brand name in the marketing and entertainment efforts of those properties.

    Finally, the Company has analyzed the database at each property, and has refocused its entertainment events, including concerts, private parties and sporting events, to attract and reward the targeted Argosy consumer.

    OPERATIONS. The Company's operating strategy is to provide a superior customer experience to sophisticated gaming customers by offering a competitive gaming product and by emphasizing prompt, friendly customer service.

    CAPITAL IMPROVEMENTS. Argosy's management team has developed a capital plan that emphasizes prudent capital investment to enhance the Company's operations. Anticipated capital expenditures include replacing older, less competitive slot machines with newer products and replacing or upgrading player tracking and database systems in order to better implement the Company's enhanced marketing plan. In addition, the Company anticipates improving its physical plant, including parking, public areas, restaurants, etc., as necessary, to accommodate customers' needs and improve current operating inefficiencies.

POTENTIAL FUTURE PROJECTS

    BATON ROUGE DEVELOPMENT. Argosy has entered into a joint venture agreement and a development agreement with a developer for the ownership and construction of a 300-room convention hotel adjacent to the Company's Catfish Town Atrium development. The hotel joint venture is negotiating with a major national hotel chain to manage the hotel. The consummation of the hotel transaction is subject to numerous conditions precedent including, without limitation, obtaining separate non-recourse project financing. The proposed hotel would be the only nationally franchised hotel in downtown Baton Rouge and would be located across from the Baton Rouge Convention Center.

COMPETITION

    The Company's Alton Casino faces competition from four other riverboat casino facilities currently operating in the St. Louis area and expects the level of competition to remain intense in the future. The most recent casino complex to open includes two independently owned facilities, each of which operate two dockside vessels. This casino complex, which increased gaming capacity in St. Louis by approximately 55%, opened in March of 1997. The Company's Riverside Casino faces competition from four casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market, which opened in January 1996. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market, which opened in October 1996. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

EMPLOYEES

    As of December 31, 1997, the Company had approximately 3,955 full-time and 473 part-time employees. Approximately 2,125 employees are represented by the Seafarers International Union of North America. The Company has collective bargaining agreements with that union which expire at various times between June 2001 and June 2003. Twelve employees are represented by the International Brotherhood of Electrical Workers. In addition, approximately 75 employees have recently voted to be represented by the United Plant Guard Workers of America and 40 employees have recently voted to be represented by American Maritime Officers Union. The Company is currently negotiating collective bargaining agreements with each group.

    The Company has not experienced any work stoppages and believes its relations with its employees are generally satisfactory.

LAWRENCEBURG CASINO PARTNERSHIP AGREEMENT

    GENERAL

    The Indiana Partnership operates pursuant to a partnership agreement entered into among the partners as of April 11, 1994, as amended and restated as of February 21, 1996. The Indiana Gaming Company manages the partnership pursuant to a management agreement and as general partner, subject only to certain actions or major decisions requiring the consent of a majority in interest of the limited partners. Under the provisions of the partnership agreement and the management agreement, the Company manages the development, construction and operation of the Lawrenceburg Casino project and receives a management fee of 7.5% of EBITDA (as defined in the partnership agreement) and Conseco receives a financial advisory fee of 5% of EBITDA.

    PROJECT FUNDING

    The partnership agreement governing the Indiana Partnership provides that the $225 million budgeted construction cost of the Lawrenceburg Casino development would be funded 57.5% by the Company and 42.5% by Conseco. The Indiana Partnership has been funded with $52.5 million of capital contributions by the partners of which $16.75 million constitutes common equity and $35.75 million constitutes preferred equity. The Company has contributed approximately $9.6 million of common equity, and approximately $20.6 million of preferred equity. The remainder of the common and preferred equity has been contributed by Conseco. The remainder of the cost of the Lawrenceburg Casino has been funded by third party financing of $25.0 million and capital loans from the Company and Conseco of approximately $147.5 million. The capital loans have been funded 57.5% by the Company and 42.5% by Conseco.

    In addition to the $225 million budgeted construction cost of the Lawrenceburg Casino described above, the Company has incurred approximately $15 million of pre-opening, administrative, training and other soft costs in connection with opening the temporary and permanent Lawrenceburg Casinos. Pursuant to the terms of the partnership agreement, the Company had the sole obligation to fund these costs.

    PARTNER DISTRIBUTIONS

    The Lawrenceburg Casino partnership agreement sets forth the manner in which cash flow of the Indiana Partnership is distributed. Pursuant to the agreement, principal on capital loans is repaid on an eight-year amortizing schedule and cash flow (after repayment of principal of, and interest on, capital loans) is distributed by the general partner not less frequently than quarterly: (i) first, to the partners pro rata for tax payments in an amount equal to their taxable net income for such period; (ii) second, to the partners as a prepayment of principal on capital loans to be applied in the inverse order of maturity, up to 75% of the remaining cash flow; (iii) third, in payment of a preferred return of 14% on any preferred equity contributed by the partners; (iv) fourth, as a return of the preferred equity contributed by the partners; (v) fifth, as a return of common equity contributed by the partners; and (vi) sixth, to the partners in accordance with their respective percentage interests. The partnership agreement provides that the net cash proceeds from a sale or refinancing are distributed by the general partner in the same order as cash flow except that the proceeds will be used to repay 100% of outstanding capital loans by the partners.

    GENERAL PARTNER REMOVAL

    The Lawrenceburg Casino partnership agreement provides that the Company's wholly-owned subsidiary, The Indiana Gaming Company, can be removed as general partner of the partnership by the limited partners under certain limited circumstances, including: (i) a material breach (after notice and expiration of applicable cure periods) of certain material provisions of the partnership agreement dealing with such things as distributions to partners or the failure to obtain the required consent of the limited partners for certain major decisions; (ii) conviction of embezzlement or fraud; (iii) certain bankruptcy events; (iv) reduction in the Indiana Gaming Company's partnership interest to less than 40% due to sales or dilution for failure to pay required capital; (v) a final unappealable judgment against The Indiana Gaming Company in excess of $25 million which is uninsured and remains unsatisfied, unreleased or unstayed for 180 days; (vi) certain acts constituting "gross mismanagement"; (vii) failure of The Indiana Gaming Company to fund project costs in excess of $215 million (after expiration of applicable notice and cure periods); and (viii) foreclosure by the Trustee under the Company's loan agreement on The Indiana Gaming Company's pledge of its partnership interest the Indiana Partnership. Upon removal as general partner, the general partnership interest of The Indiana Gaming Company becomes a "special limited partner" interest with rights to partner distributions but only limited voting rights on partnership matters. Also, if the reason for the removal is an event described in clause (i), (ii), (iii), (v), (vi) or (viii) above the limited partners may acquire all, but not less than all, of The Indiana Gaming Company's interest for the fair market value thereof determined by an appraisal process.

    LIMITED PARTNERS' SALE RIGHTS

    The Lawrenceburg Casino partnership agreement provides that: (i) after the third anniversary date of commencement of operations at the Lawrenceburg Casino, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests) or (ii) after a deadlock by the parties with respect to significant items in any annual operating budget of the partnership for budget year 1999 and thereafter, any partner has a right to sell its interest to the other partners (the limited partner pursuant to clause (i) and the partner desiring to sell pursuant to clause (ii) is hereinafter referred to as a "Selling Partner" and the non-selling partners are hereinafter referred to as the "Non-Selling Partners"). The partnership agreement provides that after the Selling Partner gives notice of its intent to sell, the Selling Partner and Non-Selling Partners shall have 60 days to attempt in good faith to agree to a purchase price. If within such period of time no such agreement is reached, then the Selling Partner's interest shall be appraised pursuant to an appraisal process to determine the fair market value thereof. After the fair market value of the Selling Partner's interest is determined by the appraisal process, the Non-Selling Partners have 60 days to reject such sale at that price, and if the Non-Selling Partners decline to purchase the interest of the Selling Partner at the appraisal price then the general partner is to solicit bids and sell all of the assets of the partnership within twelve months to the highest bidder and the partnership will be dissolved within a 12-month period. No assurances can be given that The Indiana Gaming Company, if it is a Non-Selling Partner, will have or will be able to obtain sufficient funds to acquire any Selling Partner's interest in the circumstances provided for above and therefore the assets of the partnership would have to be sold to the highest bidder as provided above. In addition, the partnership agreement provides all partners with a right of first refusal on transfers of partnership interests. A foreclosure by the Trustee on the Company's pledge of its partnership interest shall be deemed a transfer giving rise to the right of first refusal.

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

    An owner's license is issued for an initial period of three years (with a fee of $25,000 for the first year and $5,000 for each of the following two years) and must be renewed annually thereafter (with a fee of $5,000 for each year). The Company's Illinois gaming license is subject to renewal in October, 1998. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

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

    The Riverboat Act imposes a graduated wagering tax based on adjusted gross receipts ("AGR") from gambling games at a rate of 15% on AGR up to $25 million, 20% on AGR between $25 million and $50 million, 25% on AGR between $50 million and $75 million, 30% on AGR between $75 million and $100 million, and 35% on AGR in excess of $100 million. The tax imposed is to be paid by the licensed owner to the Illinois Gaming Board on the day after the day when the wagers were made. The Riverboat Act also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. In addition, all use, occupancy and excise taxes that apply to food and beverages and all taxes imposed on the sale or use of tangible property apply to sales aboard riverboats. The Company also pays $.25 admission tax to the City of Alton for each person admitted to the Alton Belle Casino.

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

    A license holder is required to pay an initial license fee of $25,000, (which covers the first 5 years of operation), a renewal fee of $5,000 per year thereafter and post a bond to guaranty performance of the licensee's obligations under the legislation. Gaming will be permitted only on riverboats which (i) have a valid certificate of inspection from the U.S. Coast Guard for the carrying of at least 500 passengers, (ii) are at least 150 feet in length, and
(iii) for riverboats operating on the Ohio River, replicate historic Indiana steamboat passenger vessels of the 19th century. No person or entity may simultaneously own an interest in more than two riverboat owner's licenses. A person or entity may simultaneously own up to 100% in one riverboat owner's license and no more than 10% in a second riverboat owner's license. A riverboat owner licensee must possess a level of skill, experience, or knowledge necessary to conduct a riverboat gaming operation that will have a positive economic impact on the host site, as well as the entire State of Indiana. Additional representative, but not exclusive, qualification criteria with respect to the holder of a riverboat owner's license include character, reputation, financial integrity, the facilities or proposed facilities for the conduct of riverboat gaming including related non-gaming projects such as hotel development, and the good faith affirmative action plan to recruit, train and upgrade minorities and women in all employment classifications. The Indiana Gaming Commission shall require persons holding owner's licenses to adopt policies concerning the preferential hiring of residents of the city in which the riverboat docks for riverboat jobs. The Indiana Gaming Commission has broad discretion in regard to the issuance, renewal, revocation and suspension of licenses and approvals, and the Indiana Gaming Commission is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations, and effectively to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their subsidiaries and affiliates. A riverboat owner's licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license. An ownership interest in a riverboat owner's license may only be transferred in accordance with the regulations promulgated under the Riverboat Gambling Act. An applicant for the approval of the transfer of a riverboat owner's license must comply with application procedures prescribed by the Indiana Gaming Commission and present evidence that it meets or possesses the standards, qualifications, and other criteria under Indiana gaming laws, and pay an investigative fee in the amount of $50,000 with the application. If the Indiana Gaming Commission denies the application to transfer an ownership interest, it shall issue notice of denial to the applicant. Unless specifically stated to the contrary, a notice of denial of an application for transfer shall not constitute a finding that the applicant is not suitable for licensure. A person who is served with notice of denial under this rule may request an administrative hearing.

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

    An institutional investor who would otherwise be subject to a suitability finding shall, within 45 days, after acquiring the interests submit information to the Indiana Gaming Commission including the following: a description of the institutional investor's business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; the name, address, telephone number, social security number or federal tax identification number of each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee; the name of each person who beneficially owns 5% or more of the institutional investor's voting securities or equivalent; a list of the institutional investor's affiliates; a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; a disclosure of all criminal and regulatory sanctions imposed during the preceding ten years; a copy of any filing made under 15 U.S.C. 18(a); and any other additional information the Indiana Gaming Commission may request to insure compliance with Indiana gaming laws.

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

    Iowa Governor Terry Branstad has proposed that the Iowa legislature impose a five-year moratorium on the expansion of gaming.

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

    The transfer of a license or permit or an interest in a license or permit is prohibited. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represents 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license must disclose these restrictions. Prior Louisiana Gaming Control Board approval is required for the Transfer of any "ownership interest" of 5% or more in any licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. No such prior approval is required for the transfer of any ownership interest of 5% or more in any corporate licensee. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loss, credit, security interest, ownership interest or other benefit.

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

    On August 29, 1996, certain residents of St. Louis County (the "St. Louis Plaintiffs") filed a lawsuit in Cole County, Missouri seeking declaratory and injunctive relief generally against the Missouri Gaming Commission and specifically against the granting of licenses by the Missouri Gaming Commission to Harrah's Maryland Heights Corp. ("Harrah's") and Players Maryland Heights, LP ("Players") with respect to their casino development in Maryland Heights, Missouri. The suit alleged that (i) the Missouri legislature lacks the constitutional authority to authorize the Missouri Gaming Commission to license casinos except on excursion gambling boats and floating facilities "upon" the Mississippi and Missouri Rivers, (ii) the Missouri Gaming Commission has wrongly construed a statute to permit it to grant gaming licenses to excursion gambling boats or floating facilities placed within artificial spaces and (iii) the Missouri Gaming Commission is not authorized to regulate gaming operations conducted upon floating facilities. In December 1996, the Missouri court dismissed the St. Louis Plaintiffs' claim and the St. Louis Plaintiffs appealed the decision to the Missouri Supreme Court. In December 1997, the Missouri Supreme Court ruled that the definition of the words "upon the Mississippi and Missouri Rivers" in the Missouri Constitution required that to be permitted an artificial basin must be contiguous to the river and that the artificial basin must be filled with river water and touch the surface stream of the river for considerable distances.

    The Company conducts its gaming operations at the Argosy Casino in Riverside on a docked, excursion riverboat from a constructed harbor that is open to the Missouri River. The Company believes that, if necessary, it could modify its operations in Riverside so as to be in compliance with even the strictest construction of the St. Louis Plaintiffs' interpretation of Missouri gaming law. The Company is unable at this time to determine what effect, if any, this action would have on its business, results of operations, competitive position in the Kansas City and St. Louis markets or the merits of the St. Louis Plaintiffs' action.

LEGISLATIVE AND REGULATORY CONSIDERATIONS IN CERTAIN ADJACENT JURISDICTIONS

    KANSAS. Casino gaming is currently illegal in Kansas as a constitutionally prohibited form of lottery. In order to amend the Kansas constitution, two-thirds of the members of each house of the Kansas legislature and a majority of Kansas voters would have to approve a proposed amendment.

    The State of Kansas has approved Class III Indian compacts with four separate tribes authorizing the tribes to conduct table and keno games, but not slot machines, on their respective reservation lands. One such casino is open and is located approximately 60 miles from Kansas City.

    KENTUCKY. Casino gaming is illegal in Kentucky as a constitutionally prohibited form of lottery. In order to amend the Kentucky constitution, three-fifths of the members of each house of the Kentucky legislature and a majority of Kentucky voters would have to approve a proposed amendment. Several Kentucky racetracks have publicly lobbied for the right to conduct casino games.

    OHIO. Casino gaming is illegal in Ohio as a constitutionally prohibited form of lottery. In order to amend the Ohio constitution, three-fifths of the members of each house of the Ohio legislature and a majority of Ohio voters would have to approve any proposed amendment.

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

    All vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Seaworthiness. These requirements set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessel. Loss of the Certificate of Seaworthiness of a vessel would preclude its use as a riverboat. Every five years, vessels must be dry docked for an inspection of the outside of the hull resulting in a loss of service for a period of time. The U.
S. Coast Guard is developing a pilot program which would utilize underwater equipment to complete a hull inspection while the vessel remains in service. This procedure was utilized to inspect the Alton Gaming Company riverboat casino in February 1998. If the procedure is disapproved by the U. S. Coast Guard, Alton Gaming Company would be required to remove its riverboat from service and seek to lease another riverboat casino or discontinue operations for the inspection period.

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

                                                        INTEREST            FUNCTION             LEASE EXPIRATION
                                                        ---------  ---------------------------  ------------------
                           ALTON, ILLINOIS
                           Office Building                 Leased  Executive Offices               August 1999
                            Alton Belle II                  Owned  Riverboat Casino
                            Support Barges                  Owned  Landing, ticketing and
                                                                     office facilities

                       RIVERSIDE, MISSOURI
                             Real Property                  Owned  Permanent Landing Site
                             Real Property                 Leased  Landing rights
                                 Argosy IV                  Owned  Riverboat Casino

                    BATON ROUGE, LOUISIANA
                             Real Property                  Owned  Vessel Access
                                Argosy III                  Owned  Riverboat Casino
                             Support Barge                  Owned  Staging Barge

                 LAWRENCEBURG, INDIANA (1)
                             Real Property                  Owned  Permanent Landing Site

                          SIOUX CITY, IOWA
                                  Argosy V                  Owned  Riverboat Casino
                             Support Barge                  Owned  Staging Barge

                                     OTHER
                          Sprit of America                  Owned  Temporary Lawrenceburg
                                                                   Staging Vessel
                                  Argosy I                  Owned  Riverboat Casino

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

CHALLENGE TO LICENSE FOR LAWRENCEBURG CASINO BY UNSUCCESSFUL APPLICANT

    On November 29, 1996, Schilling Casino Corporation d/b/a Empire Casino & Resort ("Empire"), an unsuccessful competing applicant for the riverboat owner's license in Lawrenceburg, Indiana that was awarded to the Indiana Partnership by the Indiana Gaming Commission (the "Commission"), filed with the Commission a purported "Request for Hearing" (the "Request") on the denial of Empire's application for the Lawrenceburg license. Empire's Request, which was referred to an Administrative Law Judge (the "ALJ"), did not seek a stay of the award of the license to the Indiana Partnership or of the Indiana Partnership's commencement of regular gaming operations from its temporary gaming facility at Lawrenceburg, which commenced December 10, 1996. The Company and the Indiana Partnership were granted leave to intervene in the administrative proceedings on the Empire Request.

    The grounds asserted in the Empire Request included claims that (i) the application process followed by the Commission did not afford Empire due process and violated Indiana laws; (ii) the Indiana Partnership failed to comply with conditions in the certificate and failed to open the temporary gaming facility in a timely fashion, (iii) the Indiana Partnership made misrepresentations to the Commission during the licensing hearings; (iv) the Commission could not lawfully have extended the certificate beyond June 30, 1996 (one year after the date of its initial award) without reconsidering all other applications; and (v) the endorsement of the Indiana Partnership by the City of Lawrenceburg was without legal authority and was given improper weight by the Commission.

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

    Empire submitted to the Commission exceptions and objections to the ALJ Entries. (The Company and the Indiana Partnership also filed exceptions to the ALJ Entries, to preserve for the record at any subsequent hearing or judicial review proceeding those points on which they disagreed with the ALJ Entries.) At a meeting on August 19, 1997, at which counsel for Empire and counsel for the Company and the Indiana Partnership addressed the Commission, the Commission considered the ALJ Entries and the exceptions and objections of the parties, and entered an order adopting the ALJ Entries in their entirety (the "Commission Order").

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

    The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U. S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U. S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The defendants have re-urged the previously filed motion to dismiss. On November 17, 1997, the district court granted the motion and dismissed, with prejudice, all of the federal claims under RICO. The claims of Capitol House that arose under Louisiana state law were dismissed, without prejudice. Capitol House filed an appeal of the district court dismissal on January 9, 1998, and the matter will be appealed to the U. S. Fifth Circuit Court of Appeals. Additionally, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, Suit Number 418,525 on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the former shareholders of Jazz, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license which was issued to the Company. This suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have obtained an extension of time to file their response and intend to file an Exception and/or a Motion to Dismiss in response to Capitol House's state court suit.

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

    On April 28, 1997, the grand jury made a "First and Partial Report" that handed up felony indictments against (1) Willis Conner, co-owner of ACE; (2) Kenneth Cragen, president of and lobbyist for the Indiana Motor Truck Association ("IMTA"); (3) Turpin; and (4) James Wurster, co-owner of ACE. Conner, Wurster and Turpin are each charged with one count of bribery in connection with payments made by ACE to Turpin while he served in the Indiana General Assembly, which payments were stated to be for consulting fees for duties outside the legislative process, but which the indictment charges were in return for official acts by Turpin that promoted the economic interests of ACE. The press release by the Marion County prosecutor at the time of the indictments described those economic interests as including "the promoting of certain riverboat gaming interests in which ACE had a financial interest, the diverting of state funds into highway construction and, while Turpin was a member of the State Budget Committee, the release of state funds that benefited particular ACE public works projects." Turpin was also charged with five counts of filing fraudulent campaign finance reports, and one count of perjury in connection with a sworn statement to the Indiana Bureau of Motor Vehicles. Wurster was also charged with one count, and Cragen with two counts, of unlawful lobbying in connection with lobbying activities involving IMTA and ACE.

    The company (including entities controlled by its employees) believes that it has not engaged in, or been informed by its partners that they have engaged in, any illegal conduct in the pursuit of or the granting of the gaming license to the Indiana partnership of Lawrenceburg. Because the grand jury proceedings were unlikely to be concluded quickly, on March 25, 1996, a former U.S. Attorney (James Richmond) and his law firm were retained to conduct, as special independent counsel (the "special independent counsel"), an internal investigation into the activities and actions of the Company and the entities controlled by any person employed by the Company with respect to (i) the hiring by Conseco, Inc. and the Indiana engineering firm of the then-state legislator, (Turpin) (ii) the endorsement of the Indiana Partnership by the City of Lawrenceburg and the financial affairs of certain Lawrenceburg officials with respect to such endorsement and the awarding of the certificate of suitability by the Indiana Gaming Commission, and (iii) their lobbying efforts in furtherance of the Indiana legislature's enactment of legislation authorizing gaming and limiting gaming licenses to one per county. A special committee of independent directors of the Company was appointed to supervise and coordinate the special independent counsel's investigation. The special independent counsel did not investigate Conseco, Inc. The Company was advised that Conseco, Inc. also retained independent counsel and such counsel conducted its own internal investigation of matters that may be the subject of the grand jury proceedings and such investigation found no wrongdoing by Conseco, Inc. or any person or entity it controls, or is controlled by.

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

    Several months after the completion of his investigation, the special independent counsel (Richmond) was retained as Acting General Counsel of the Company for the period January 14, 1997 through April 30, 1997.

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

    In the event that a partner is determined by the Indiana Gaming Commission to be unsuitable for ownership of a gaming license, the terms of the Indiana Partnership's partnership agreement provide that the Indiana Partnership shall redeem 100% of such unsuitable partner's interest for an amount equal to 90% of the "appraised value" of that partner's interest, determined in accordance with the terms of the partnership agreement. The purchase price is payable in five annual installments, only from available cash flow or sale or financing proceeds of the partnership, and bears interest at "prime". Also, there can be no assurance that the Indiana Gaming Commission would not take other actions such as suspending, revoking or failing to renew the Indiana Partnership's gaming license. There can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.

MATTERS CONCERNING H. STEVEN NORTON

    In September, 1993, H. Steven Norton, an employee of the Company at the time, filed a cause of action against John T. Connors, a significant shareholder of the Company and a former officer of J. Connors Group Inc., a predecessor entity of the Company ("JCG"), seeking $50 million in damages. Mr. Norton alleged that Mr. Connors failed to fulfill his promise made in the summer of 1991 to establish a partnership with Mr. Norton in which each would have an equal 50% interest in JCG, which had a 25% partnership interest in the Company's predecessor entity that owned the Alton Belle casino. As a result of the reorganization effected immediately prior to its initial public offering, the Company succeeded to all the rights, properties and assets, and assumed all the liabilities, of all of its predecessor entities, including JCG. Subsequent to filing the lawsuit, Mr. Connors advised the Company that his dealings with Mr. Norton, which are the subject of the litigation, were in his capacity as an officer of JCG, and that the Company should assume the defense and reimburse Mr. Connors for the approximately $130,000 spent to date on legal fees, and that any liability resulting from the litigation was assumed by the Company as a result of the Company's reorganization. The Company responded to Mr. Connors that it believed that his actions and dealings with Mr. Norton were solely in his individual capacity as a shareholder of JCG, and the Company declined to assume the defense or reimburse him for previously incurred legal fees, and the Company denied that it has any liability with respect to such matter. If, however, JCG were to have been found liable to Mr. Norton as a result of the actions of Mr. Connors, then the Company could under certain circumstances be liable to Mr. Norton for any damages awarded against JCG.

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

    Mr. Norton's employment with the Company ended on February 27, 1998. Prior to the termination of his employment, Mr. Norton asserted that he was entitled to additional compensation from the Company relating to efforts relating to the Lawrenceburg, Indiana casino. The Company's position is that it has no obligation to Mr. Norton relating to the Lawrenceburg, Indiana casino. The Company expects that if no agreement is reached with respect to Mr. Norton's Lawrenceburg claim and other severance related claims Mr. Norton will commence a cause of action against the Company, which the Company will vigorously defend.

GAMING INDUSTRY CLASS ACTIONS

    The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extend to which there is actually an opportunity to win on any given play. The suites seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. V. CAESARS WORLD, INC., ET AL. On February 13, 1997 the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second consolidated amended complaint. On February 11, 1998 the defendants filed their consolidated answer. On March 19, 1998 the court split discovery between merit discovery and class certification discovery and stayed merit discovery pending a decision on class certification. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

CONSERVANCY DISTRICT LEASE LITIGATION IN DEARBORN COUNTY, INDIANA

    On March 21, 1997, an action was filed in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to the the Indiana Partnership and is being used for development and operation of the riverboat gaming facility in the City for which the Indiana Partnership has been awarded a riverboat owner's license by the Commission. Defendants are the District and its individual directors. In early 1998, the Indiana Partnership petitioned to intervene to assist in defending the validity of the challenged lease, which petition is pending before the Court. The District and its directors have advised that they are contesting the action and intend to continue to do so vigorously. If permitted to intervene, the Indiana Partnership also intends to contest the action vigorously.

PENDING INTERNAL REVENUE SERVICE AUDIT

    On November 1, 1994, the Company received a Notice of the beginning of an Administrative Proceeding from the Internal Revenue Service ("IRS") for the 1992 and 1993 tax years of Metro Entertainment & Tourism, Inc. ("Metro"). Metro was merged with and into the Company immediately prior to its initial public offering in February 1993. Metro along with J. Connors Group, Inc. ("Connors") were the partners of Alton Riverboat Gambling Partnership ("ARGP") which until the Company's initial public offering owned and operated the Alton, Illinois riverboat casino. The IRS has proposed certain adjustments with respect to the Company for its 1993 tax year in a 30-day letter. The IRS has also proposed adjustments for ARGP that flow through to Metro in a 60-day letter. Finally, on March 16, 1998 the IRS issued a 60-day letter to Metro for its tax years ending December 1992 and February 1993. The principal issues raised by the IRS in the Metro 60-day letter involve the status of Metro as an S Corporation and the deductibility of the $8.5 million accomodation fee paid to William McEnery in 1992 and 1993. The total Federal tax liability asserted by the IRS against the Company resulting from these proposed adjustments is approximately $11.0 million including interest through December 31, 1997 but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference from Proxy Statement, page 18 section entitled "Market for Registrants Common Equity and Related Stockholder Matters."

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated by reference from the Annual Report, inside front cover, entitled "Financial Highlights."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from the Annual Report, pages 26-33 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Argosy Gaming Company are included in this report:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY

    Incorporated by reference from the Annual Report, pages 34-51, sections entitled "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors".

FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE
  NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
  Report of Independent Auditors.......................................................         27
  Balance Sheets.......................................................................         28
  Statements of Income.................................................................         29
  Statements of Stockholder's Equity...................................................         30
  Statements of Cash Flows.............................................................         31
  Notes to Financial Statements........................................................         32

FINANCIAL STATEMENTS OF THE MISSOURI GAMING COMPANY
  Report of Independent Auditors.......................................................         36
  Balance Sheets.......................................................................         37
  Statements of Operations.............................................................         38
  Statements of Stockholder's Equity...................................................         39
  Statements of Cash Flows.............................................................         40
  Notes to Financial Statement.........................................................         41

CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
  Report of Independent Auditors.......................................................         45
  Consolidated Balance Sheets..........................................................         46
  Consolidated Statements of Operations................................................         47
  Consolidated Statements of Stockholder's Equity......................................         48
  Consolidated Statements of Cash Flows................................................         49
  Notes to Consolidated Financial Statements...........................................         50

FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
  Report of Independent Auditors.......................................................         55
  Balance Sheets.......................................................................         56
  Statements of Operations.............................................................         57

  Statements of Partners' Equity.......................................................         58
  Statements of Cash Flows.............................................................         59
  Notes to Financial Statements........................................................         60

FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
  Report of Independent Auditors.......................................................         64
  Balance Sheets.......................................................................         66
  Statements of Operations.............................................................         67
  Statements of Stockholder's Equity...................................................         68
  Statements of Cash Flows.............................................................         69
  Notes to Financial Statements........................................................         70

CONSOLIDATED FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
  Report of Independent Auditors.......................................................         76
  Consolidated Balance Sheets..........................................................         77
  Consolidated Statements of Operations................................................         78
  Consolidated Statements of Stockholder's Equity......................................         79
  Consolidated Statements of Cash Flows................................................         80
  Notes to Consolidated Financial Statements...........................................         81

FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
  Report of Independent Auditors.......................................................         86
  Balance Sheets.......................................................................         87
  Statements of Operations.............................................................         88
  Statements of Partners' Equity.......................................................         89
  Statements of Cash Flows.............................................................         90
  Notes to Financial Statements........................................................         91

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Alton Gaming Company

    We have audited the accompanying balance sheets of Alton Gaming Company as of December 31, 1997 and 1996, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alton Gaming Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
February 13, 1998

                              ALTON GAMING COMPANY

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash......................................................................................  $   3,807  $   3,563
  Accounts receivable, net of allowance for doubtful accounts of $259 and $311,
    respectively............................................................................        211        330
  Deferred income taxes.....................................................................        690        631
  Other current assets......................................................................        549        521
                                                                                              ---------  ---------
    Total current assets....................................................................      5,257      5,045
                                                                                              ---------  ---------
  Due from affiliates.......................................................................     10,405     10,592
  Net property and equipment................................................................     27,447     30,112
  Other assets..............................................................................          6          7
                                                                                              ---------  ---------
    Total assets............................................................................  $  43,115  $  45,756
                                                                                              ---------  ---------
                                                                                              ---------  ---------

CURRENT LIABILITIES:
  Accounts payable..........................................................................  $     799  $   1,547
  Accrued payroll and related expenses......................................................      1,221      1,011
  Slot club liability.......................................................................        766        956
  Other accrued liabilities.................................................................      1,515      1,164
  Accrued insurance.........................................................................      1,107      1,168
                                                                                              ---------  ---------
    Total current liabilities...............................................................      5,408      5,846
                                                                                              ---------  ---------

OTHER LONG-TERM OBLIGATIONS--RELATED PARTY..................................................        186        171
DEFERRED INCOME TAXES.......................................................................      3,745      3,494

STOCKHOLDER'S EQUITY:
  Common stock--$1 par value, 1,000 shares authorized, issued and outstanding...............          1          1
  Capital in excess of par..................................................................        256        256
  Retained earnings.........................................................................     33,519     35,988
                                                                                              ---------  ---------
      Total stockholder's equity............................................................     33,776     36,245
                                                                                              ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................................................  $  43,115  $  45,756
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................................  $  61,877  $  72,369  $  81,413
  Food, beverage and other.......................................................      7,433      7,817      7,849
                                                                                   ---------  ---------  ---------
                                                                                      69,310     80,186     89,262
  Less promotional allowances....................................................     (2,102)    (2,253)    (3,269)
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................     67,208     77,933     85,993
                                                                                   ---------  ---------  ---------

COSTS AND EXPENSES:
  Casino.........................................................................     31,672     36,082     36,185
  Food, beverage and other.......................................................      7,113      7,473      6,820
  Other operating expenses.......................................................      5,623      5,706      5,437
  Selling, general and administrative............................................     10,856     12,226     10,818
  Depreciation and amortization..................................................      4,455      4,206      4,288
  Allocation of corporate costs--related party...................................      2,247      4,193      3,742
                                                                                   ---------  ---------  ---------
                                                                                      61,966     69,886     67,290
                                                                                   ---------  ---------  ---------
Income from operations...........................................................      5,242      8,047     18,703
                                                                                   ---------  ---------  ---------

OTHER INCOME (EXPENSE):
  Interest income................................................................         70         50         87
  Interest expense...............................................................        (14)       (51)      (178)
                                                                                   ---------  ---------  ---------
                                                                                          56         (1)       (91)
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................      5,298      8,046     18,612
Income tax expense...............................................................      2,002      3,198      7,399
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   3,296  $   4,848  $  11,213
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               CAPITAL IN                  TOTAL
                                                     COMMON    EXCESS OF    RETAINED   STOCKHOLDER'S
                                           SHARES     STOCK       PAR       EARNINGS       EQUITY
                                           -------   -------   ----------   --------   --------------
Balance, December 31, 1994..............    1,000    $   1     $     256    $ 22,812   $      23,069
  Net income............................                                      11,213          11,213
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1995..............    1,000        1           256      34,025          34,282
  Net income............................                                       4,848           4,848
  Dividends.............................                                      (2,885)         (2,885)
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1996..............    1,000        1           256      35,988          36,245
  Net income............................                                       3,296           3,296
  Dividends.............................                                      (5,765)         (5,765)
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1997..............    1,000    $   1     $     256    $ 33,519   $      33,776
                                                        --
                                                        --
                                           -------                 -----    --------         -------
                                           -------                 -----    --------         -------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1997       1996        1995
                                                                                   ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................................  $   3,296  $   4,848  $   11,213
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................      4,455      4,206       4,288
    Loss on disposal of equipment................................................         90
    Deferred income taxes........................................................        192        597       1,612
    Changes in operating assets and liabilities:
      Accounts receivable........................................................        119        138          16
      Other current assets.......................................................        (28)       395          32
      Other assets...............................................................                   166         327
      Accounts payable...........................................................       (748)       273          (8)
      Other accrued liabilities..................................................         96     (1,503)      1,799
      Income taxes payable to affiliate..........................................        214     (5,570)     (9,474)
                                                                                   ---------  ---------  ----------
        Net cash provided by operating activities................................      7,686      3,550       9,805
                                                                                   ---------  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................................     (1,686)    (1,680)     (1,566)
                                                                                   ---------  ---------  ----------
        Net cash used in investing activities....................................     (1,686)    (1,680)     (1,566)
                                                                                   ---------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid...............................................................     (5,765)    (2,885)
    Payments on long-term debt--related party....................................                              (431)
    Due from affiliate...........................................................         (6)       692      (6,548)
    Increase (decrease) in other long term obligations--related party............         15         13        (294)
                                                                                   ---------  ---------  ----------
        Net cash used in financing activities....................................     (5,756)    (2,180)     (7,273)
                                                                                   ---------  ---------  ----------
    Net increase (decrease) in cash..............................................        244       (310)        966
    Cash, beginning of year......................................................      3,563      3,873       2,907
                                                                                   ---------  ---------  ----------
    Cash, end of year............................................................  $   3,807  $   3,563  $    3,873
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

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

    Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

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

    REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Food, beverage and other.........................................  $   1,112  $   1,238  $   1,662

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $2,807, $3,225 and $3,089 for the years ended December 31, 1997, 1996 and 1995, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
Leasehold and shore improvements................................................  $    1,933  $    1,194
Riverboat, dock and improvements................................................      30,497      29,801
Furniture, fixtures and equipment...............................................      12,209      13,627
                                                                                  ----------  ----------
                                                                                      44,639      44,622
Less accumulated depreciation and amortization..................................     (17,192)    (14,510)
                                                                                  ----------  ----------
Net property and equipment......................................................  $   27,447  $   30,112
                                                                                  ----------  ----------
                                                                                  ----------  ----------

3.  INCOME TAXES

    Income tax expense for the years ended December 31, 1997, 1996 and 1995, consists of the following:

                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
Current:
  Federal..................................................................  $   1,586  $   2,273  $   5,150
  State....................................................................        224        328        637
                                                                             ---------  ---------  ---------
                                                                                 1,810      2,601      5,787
                                                                             ---------  ---------  ---------
Deferred:
  Federal..................................................................        155        526      1,419
  State....................................................................         37         71        193
                                                                             ---------  ---------  ---------
                                                                                   192        597      1,612
                                                                             ---------  ---------  ---------
    Income tax expense.....................................................  $   2,002  $   3,198  $   7,399
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    The provision for income taxes for the years ended December 31, 1997, 1996 and 1995, differs from that computed at the Federal Statutory tax rate as follows:

                                                                                1997       1996       1995
                                                                              ---------  ---------  ---------
Federal statutory rate......................................................       34.0%      35.0%      35.0%
State income taxes, net of federal benefit..................................        4.8        4.7        4.5
Other.......................................................................       (1.0)                  0.3
                                                                                    ---        ---        ---
                                                                                   37.8%      39.7%      39.8%
                                                                                    ---        ---        ---
                                                                                    ---        ---        ---

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                                       1997       1996
                                                                                     ---------  ---------
Depreciation.......................................................................  $  (3,791) $  (3,524)
Start-up costs.....................................................................         46         30
Other..............................................................................        690        631
                                                                                     ---------  ---------
Net deferred tax liability.........................................................  $  (3,055) $  (2,863)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid $14, $148 and $5 for interest for the years ended December 31, 1997, 1996 and 1995, respectively, and $1,597, 8,170 and $15,261 for income taxes in 1997, 1996 and 1995 to Argosy.

    During 1997, the Company transferred equipment to affiliates with a carrying value of $278. Amounts due from affiliates increased by this amount as a result of the transfer.

    During 1997, Argosy transferred a barge to the Company with a carrying value of $432. Amounts due from affiliates decreased by this amount as a result of the transfer.

5.  LEASES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1997, are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
1998..................................................................................  $     197
1999..................................................................................        155
2000..................................................................................        139
2001..................................................................................          3

    Rent expense for the years ended December 31, 1997, 1996 and 1995, was $532, $565 and $490, respectively.

6.  OTHER RELATED PARTY TRANSACTIONS

    The Company has entered into a management agreement with Argosy based on a cost allocation model which was approved by the Illinois Gaming Board.

    The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs, which is allocated directly to the Company by Argosy, was $2,023, $3,309 and $2,154 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Interest expense to related parties amounted to $14, $32 and $178 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

7.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expenses recognized by the Company under the Plan were $530, $461 and $461 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years, and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13,900, including interest through December 31, 1997, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") and retired an outstanding credit facility. The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Missouri Gaming Company

    We have audited the accompanying balance sheets of The Missouri Gaming Company as of December 31, 1997 and 1996, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Missouri Gaming Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Kansas City, Missouri
February 13, 1998

                          THE MISSOURI GAMING COMPANY

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash......................................................................................  $   3,629  $   6,143
  Accounts receivable, net..................................................................        269        220
  Income taxes receivable from affiliate....................................................         94
  Prepaid rent..............................................................................      1,041      1,160
  Other current assets......................................................................        217        183
  Deferred income taxes.....................................................................        370
                                                                                              ---------  ---------
        Total current assets................................................................      5,620      7,706
                                                                                              ---------  ---------

NET PROPERTY AND EQUIPMENT..................................................................     70,878     75,773

OTHER ASSETS:
  Deposits..................................................................................        221         88
  Prepaid rent..............................................................................        917      1,917
  Other.....................................................................................      1,060      1,267
                                                                                              ---------  ---------
        Total other assets..................................................................      2,198      3,272
                                                                                              ---------  ---------
TOTAL ASSETS................................................................................  $  78,696  $  86,751
                                                                                              ---------  ---------
                                                                                              ---------  ---------

CURRENT LIABILITIES:
  Accounts payable..........................................................................  $   1,352  $   3,505
  Accrued payroll and related expenses......................................................      1,181      1,299
  Slot club liability.......................................................................        674        636
  Accrued insurance.........................................................................        917        748
  Other accrued liabilities.................................................................        920      1,561
  Income taxes payable to affiliate.........................................................                 4,435
                                                                                              ---------  ---------
        Total current liabilities...........................................................      5,044     12,184
                                                                                              ---------  ---------

DUE TO AFFILIATES...........................................................................     56,007     56,345

DEFERRED INCOME TAXES.......................................................................      1,851        907

STOCKHOLDER'S EQUITY:
  Common stock--$.01 par value, 1,000 shares authorized, issued and outstanding.............
  Capital in excess of par..................................................................      5,000      5,000
  Retained earnings.........................................................................     10,794     12,315
                                                                                              ---------  ---------
        Total stockholder's equity..........................................................     15,794     17,315
                                                                                              ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................................................  $  78,696  $  86,751
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1997       1996        1995
                                                                                  ---------  ---------  ----------
REVENUES:
  Casino........................................................................  $  61,750  $  82,247  $   86,443
  Admissions....................................................................                 1,983      15,300
  Food, beverage and other......................................................     10,050     11,065       5,203
                                                                                  ---------  ---------  ----------
                                                                                     71,800     95,295     106,946
  Less promotional allowances...................................................     (5,252)    (6,822)    (12,888)
                                                                                  ---------  ---------  ----------
  Net revenues..................................................................     66,548     88,473      94,058
                                                                                  ---------  ---------  ----------
COSTS AND EXPENSES:
  Casino........................................................................     33,568     43,733      41,883
  Food, beverage and other......................................................      8,583      9,552       4,934
  Selling, general and administrative...........................................     11,871     13,399      13,590
  Other operating expenses......................................................      4,098      5,263       4,199
  Depreciation and amortization.................................................      5,947      6,724       7,395
  Preopening....................................................................                   392
  Lease termination.............................................................                 3,508
                                                                                  ---------  ---------  ----------
                                                                                     64,067     82,571      72,001
                                                                                  ---------  ---------  ----------
Income from operations..........................................................      2,481      5,902      22,057
                                                                                  ---------  ---------  ----------
OTHER INCOME (EXPENSE):
  Interest income...............................................................        231         40
  Interest expense..............................................................     (5,162)    (6,048)     (3,626)
                                                                                  ---------  ---------  ----------
                                                                                     (4,931)    (6,008)     (3,626)
                                                                                  ---------  ---------  ----------
(Loss) income before income taxes...............................................     (2,450)      (106)     18,431
Income tax benefit (expense)....................................................        929         42      (6,875)
                                                                                  ---------  ---------  ----------
Net (loss) income...............................................................  $  (1,521) $     (64) $   11,556
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     CAPITAL IN                 TOTAL
                                                                          COMMON      EXCESS OF   RETAINED   STOCKHOLDER'S
                                                             SHARES        STOCK         PAR      EARNINGS      EQUITY
                                                           -----------  -----------  -----------  ---------  ------------
Balance, December 31, 1994...............................       1,000    $            $   5,000   $     823   $    5,823
  Net income.............................................                                            11,556       11,556
                                                                -----   -----------  -----------  ---------  ------------
Balance, December 31, 1995...............................       1,000                     5,000      12,379       17,379
  Net loss...............................................                                               (64)         (64)
                                                                -----   -----------  -----------  ---------  ------------
Balance, December 31, 1996...............................       1,000                     5,000      12,315       17,315
  Net loss...............................................                                            (1,521)      (1,521)
                                                                -----   -----------  -----------  ---------  ------------
Balance, December 31, 1997...............................       1,000    $            $   5,000   $  10,794   $   15,794
                                                                -----   -----------  -----------  ---------  ------------
                                                                -----   -----------  -----------  ---------  ------------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1997        1996        1995
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...............................................................  $  (1,521) $      (64) $   11,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization of fixed assets.................................      5,740       6,484       7,109
  Amortization of other assets..................................................        207         240         286
  Deferred income taxes.........................................................        455       1,320         734
  Lease termination costs.......................................................                  1,941
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................        (49)        (91)        (92)
    Other current assets........................................................         85         505         182
    Accounts payable............................................................     (2,153)        947       5,232
    Accrued liabilities.........................................................       (339)        812         601
    Income taxes payable to affiliate...........................................     (4,529)     (1,587)      4,230
    Other assets................................................................      1,000       1,000       1,217
                                                                                  ---------  ----------  ----------
    Net cash (used in) provided by operating activities.........................     (1,104)     11,507      31,055
                                                                                  ---------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...........................................       (998)    (19,192)    (31,496)
                                                                                  ---------  ----------  ----------
    Net cash used in investing activities.......................................       (998)    (19,192)    (31,496)
                                                                                  ---------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on installment contracts.............................................        (94)       (797)     (5,277)
  Due from affiliate............................................................       (185)     10,294       4,762
  Decrease in deposits..........................................................       (133)        200
                                                                                  ---------  ----------  ----------
    Net cash (used in) provided by financing activities.........................       (412)      9,697        (515)
                                                                                  ---------  ----------  ----------
  Net (decrease) increase in cash...............................................     (2,514)      2,012        (956)
  Cash, beginning of year.......................................................      6,143       4,131       5,087
                                                                                  ---------  ----------  ----------
  Cash, end of year.............................................................  $   3,629  $    6,143  $    4,131
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The Missouri Gaming Company ("Company") (a Missouri company and a wholly owned subsidiary of Argosy Gaming Company, ("Argosy")) owns and operates a Riverboat casino and related facilities in Riverside, Missouri. The Company operated from a temporary facility while its permanent facility was under construction. The permanent facility was opened to the public on January 15, 1996 and serves as a dining and entertainment outlet to the riverboat casino.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain amounts in 1996 and 1995 have been reclassified to conform to the 1997 presentation.

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

Buildings and shore improvements..............................    5 to 30
                                                                   years
Riverboat, dock and improvements..............................    5 to 20
                                                                   years
Furniture, fixtures and equipment.............................    5 to 10
                                                                   years

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions and food and beverage and other items which were provided to customers without charge, has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in operating costs and expenses as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Admissions....................................................  $          $     315  $   4,601
Food, beverage and other......................................      2,419      1,902        522

    ADMISSIONS REVENUE

    Admissions revenue is recognized at the time the related service is performed. The Company ceased charging customers an admission fee in the first quarter of 1996 and, therefore, no longer recognizes any admission revenue.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $2,548, $3,214 and $2,619,
respectively.

    INCOME TAXES

    Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1997        1996
                                                                                  ----------  ----------
Land and improvements                                                             $   14,658  $   14,658
Buildings and improvements......................................................      29,107      28,542
Riverboat, dock and improvements................................................      23,810      24,115
Furniture, fixtures and equipment...............................................      18,501      18,033
                                                                                  ----------  ----------
                                                                                      86,076      85,348
Accumulated depreciation and amortization.......................................     (15,198)     (9,575)
                                                                                  ----------  ----------
Net property and equipment......................................................  $   70,878  $   75,773
                                                                                  ----------  ----------
                                                                                  ----------  ----------

3.  RIVERSIDE AGREEMENT

    The Company entered into a Lease and Development Agreement ("Agreement") with the City of Riverside, Missouri. The Agreement, as amended, required the Company to pay $1,600 for the construction of a city park and for the development of a golf course. These payments were capitalized, are included as an intangible asset in the accompanying balance sheet, and are being amortized over ten years using the straight-line method. The unamortized portion of these payments is included in other assets in the accompanying balance sheets.

    Under the terms of the Agreement, the Company leases its site from the City of Riverside. The $5,000 minimum rent due for the initial five-year term of the lease was paid in advance as required by the Agreement. In addition to minimum rent, during the initial five-year lease term, percentage rent is payable at 3% of revenues, as defined, over $100 million annually. The Company has the option to extend the Agreement for three successive five-year terms. In all extension periods, there will be no minimum rent and percentage rent will be payable as follows: (i) 3% on the first $50 million of revenues; (ii) 4% on revenues between $50 million and $100 million; and (iii) 5% on revenues in excess of $100 million.

    The Agreement requires the Company to maintain a net worth of $5,000 at all times, unless approved by the City of Riverside.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

4.  INCOME TAXES

    Income tax benefit (expense) for years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Current:
  Federal.................................................................  $   1,240  $   1,200  $  (5,419)
  State...................................................................        144        162       (722)
                                                                            ---------  ---------  ---------
                                                                            1,384....      1,362     (6,141)
                                                                            ---------  ---------  ---------
Deferred:
  Federal.................................................................       (417)    (1,162)      (646)
  State...................................................................        (38)      (158)       (88)
                                                                            ---------  ---------  ---------
                                                                                 (455)    (1,320)      (734)
                                                                            ---------  ---------  ---------
  Income tax benefit (expense)............................................  $     929  $      42  $  (6,875)
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 differs from that computed at the Federal Statutory corporate tax rate as follows:

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Federal statutory rate.................................................      (34.0)%     (35.0)%      35.0%
State income taxes, net of federal benefit.............................       (4.1)      (4.8)       4.4
Nondeductible contributions............................................
Other..................................................................        0.2                  (2.4)
                                                                         ---------  ---------        ---
                                                                             (37.9)%     (39.8)%      37.0%
                                                                         ---------  ---------        ---
                                                                         ---------  ---------        ---

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                                       1997       1996
                                                                                     ---------  ---------
Start-up costs.....................................................................  $     323  $     565
Depreciation.......................................................................     (2,174)    (1,472)
Other, net.........................................................................        370       (119)
                                                                                     ---------  ---------
Net deferred tax liability.........................................................  $  (1,481) $  (1,026)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment of $135 and $1,681 in 1996 and 1995, respectively which was financed through installment contracts.

    The Company paid $5,393, $8,043 and $273 for interest and $3,518, $225 and $1,911 for taxes in 1997, 1996 and 1995, respectively.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

6.  RELATED PARTY TRANSACTIONS

    The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs, which is allocated directly to the Company by Argosy, was $2,603, $2,853 and $2,584 for the years ended December 31, 1997, 1996 and 1995, respectively.

    The Company has outstanding long-term debt with Argosy in the amounts of $56,007 and $56,345 at December 31, 1997 and 1996, respectively. These amounts represent funds received in connection with the construction of the permanent facility. The Company accrues interest on the long-term debt at a rate of 12% annually. There are no stated repayment terms on the long-term debt and payments are made from available cash flow.

    Indirect costs incurred by Argosy, on behalf of the Company, are not allocated as they are immaterial.

7.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was $422, $441 and $490 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1997, are as follows:

                                     YEAR ENDING
                                     DECEMBER 31,
--------------------------------------------------------------------------------------
1998..................................................................................  $     277
1999..................................................................................         58
2000..................................................................................         35
2001..................................................................................         26

    Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,539, $1,874 and $3,447, respectively.

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

9.  LEASE TERMINATION

    In the second quarter of 1996, the Company determined that it no longer had a use for the temporary restaurant and entertainment barge. Accordingly, the Company expensed the remaining lease costs and any termination costs associated with the lease.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Argosy of Louisiana, Inc.

    We have audited the accompanying consolidated balance sheets of Argosy of Louisiana, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argosy of Louisiana, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

New Orleans, Louisiana
February 13, 1998

                           ARGOSY OF LOUISIANA, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $   3,429  $   3,051
  Accounts receivable, net of allowance for doubtful accounts of $838 and $856,
    respectively............................................................................        484        611
  Deferred income taxes.....................................................................                   427
  Income taxes receivable from related party................................................        742        879
  Other current assets......................................................................        429        859
                                                                                              ---------  ---------
    Total current assets....................................................................      5,084      5,827
                                                                                              ---------  ---------
NET PROPERTY AND EQUIPMENT..................................................................     43,896     49,021
OTHER ASSETS:
  Deferred lease acquisition cost, net......................................................      1,808      1,915
  Other.....................................................................................         13        291
                                                                                              ---------  ---------
    Total other assets......................................................................      1,821      2,206
                                                                                              ---------  ---------
TOTAL ASSETS................................................................................  $  50,801     57,054
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CURRENT LIABILITIES:
  Accounts payable..........................................................................  $     771  $   1,127
  Accrued payroll and related expenses......................................................        919        749
  Other accrued liabilities.................................................................        999      1,697
  Due to affiliates.........................................................................      1,795
  Accrued interest-related party............................................................        902
  Accrued insurance.........................................................................      1,693        448
  Accrued gaming taxes......................................................................        500        580
  Notes payable and current maturities of long-term debt-related party......................     10,268      5,578
                                                                                              ---------  ---------
    Total current liabilities...............................................................     17,847     10,179
                                                                                              ---------  ---------
LONG-TERM DEBT-RELATED PARTY................................................................     37,842     42,812
DEFERRED INCOME TAXES                                                                                        1,183
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP...............................................      2,672      3,174
STOCKHOLDER'S DEFICIT:
  Common stock-$1 par value, 1,000 shares authorized, issued and outstanding................          1          1
  Accumulated deficit.......................................................................     (7,561)      (295)
                                                                                              ---------  ---------
                                                                                                 (7,560)      (294)
                                                                                              ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT.................................................  $  50,801  $  57,054
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................................  $  47,628  $  51,007  $  48,427
  Food, beverage and other.......................................................      7,046      7,641      4,945
                                                                                   ---------  ---------  ---------
                                                                                      54,674     58,648     53,372
Less promotional allowances......................................................     (4,238)    (5,228)    (3,566)
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................     50,436     53,420     49,806
                                                                                   ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino.........................................................................     27,887     26,923     25,547
  Food, beverage and other.......................................................      6,799      4,894      3,772
  Other operating expenses.......................................................      5,147      4,757      4,013
  Selling, general and administrative............................................     12,346     10,939     10,164
  Depreciation and amortization..................................................      5,468      6,379      5,430
  Referendum expenses............................................................                 1,347
                                                                                   ---------  ---------  ---------
                                                                                      57,647     55,239     48,926
                                                                                   ---------  ---------  ---------
(Loss) income from operations....................................................     (7,211)    (1,819)       880
                                                                                   ---------  ---------  ---------
INTEREST EXPENSE (INCOME) NET:
  Interest to related party......................................................      1,402      1,603
  Interest.......................................................................        (89)      (119)        92
                                                                                   ---------  ---------  ---------
(Loss) income before income taxes and minority interest..........................     (8,524)    (3,303)       788
Income tax benefit (expense).....................................................        756      1,061       (333)
Minority interest................................................................        502        145         36
                                                                                   ---------  ---------  ---------
Net (loss) income................................................................  $  (7,266) $  (2,097) $     491
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        RETAINED
                                                                                           COMMON       EARNINGS
                                                                             SHARES         STOCK       (DEFICIT)     TOTAL
                                                                           -----------  -------------  -----------  ---------
Balance, December 31, 1994...............................................       1,000     $       1     $   1,311   $   1,312
  Net income.............................................................                                     491         491
                                                                                                 --
                                                                                -----                  -----------  ---------
Balance, December 31, 1995...............................................       1,000             1         1,802       1,803
  Net loss...............................................................                                  (2,097)     (2,097)
                                                                                                 --
                                                                                -----                  -----------  ---------
Balance, December 31, 1996...............................................       1,000             1          (295)       (294)
  Net loss...............................................................                                  (7,266)     (7,266)
                                                                                                 --
                                                                                -----                  -----------  ---------
Balance, December 31, 1997...............................................       1,000     $       1     $  (7,561)  $  (7,560)
                                                                                                 --
                                                                                                 --
                                                                                -----                  -----------  ---------
                                                                                -----                  -----------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1997       1996        1995
                                                                                   ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income................................................................  $  (7,266) $  (2,097) $      491
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
  Depreciation...................................................................      5,083      5,780       4,951
  Amortization...................................................................        385        599         479
  Minority interest..............................................................       (502)      (145)        (36)
  Deferred income taxes..........................................................       (756)    (1,061)      1,143
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................        127        185        (593)
    Income tax receivable from related party.....................................        137
    Accrued interest to related party............................................        902
    Other current assets.........................................................        430       (166)       (645)
    Accounts payable.............................................................       (356)      (191)        282
    Accrued payroll and related expenses.........................................        170        138        (392)
    Other accrued liabilities....................................................        467      1,047        (469)
                                                                                   ---------  ---------  ----------
      Net cash (used in) provided by operating activities........................     (1,179)     4,089       5,211
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..............................................       (444)      (713)    (13,914)
Proceeds from sale of equipment to affiliates....................................        486
                                                                                   ---------  ---------  ----------
      Net cash provided by (used in) investing activities........................         42       (713)    (13,914)
                                                                                   ---------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to affiliates............................................      1,795
(Decrease) increase in notes payable and long-term debt..........................                             8,160
Payments on notes payable and long-term debt.....................................       (280)    (5,595)     (3,048)
Notes receivable-affiliate.......................................................                             2,801
Decrease (increase) in other assets..............................................                    69         (82)
                                                                                   ---------  ---------  ----------
      Net cash provided by (used in) financing activities........................      1,515     (5,526)      7,831
                                                                                   ---------  ---------  ----------
Net increase (decrease) in cash and cash equivalents.............................        378     (2,150)       (872)
Cash and cash equivalents, beginning of year.....................................      3,051      5,201       6,073
                                                                                   ---------  ---------  ----------
Cash and cash equivalents, end of year...........................................  $   3,429  $   3,051  $    5,201
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

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

    Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1997 and 1996.

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the estimated useful lives or lease period as follows:

           Riverboat, dock and improvements            15 to 20 years

           Furniture, fixtures and equipment             5 to 7 years

    DEFERRED LEASE ACQUISITION COSTS

    Deferred lease acquisition costs resulted from the contribution of certain leases by Jazz to the Partnership. This cost is amortized on the straight-line method over 20 years. Accumulated amortization was $350 and $243 at December 31, 1997 and 1996, respectively.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage and other items which were

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances.

    The estimated direct cost of providing promotional allowances for food and beverages and other items was $2,493, $2,534 and $2,166 in 1997, 1996 and 1995, respectively, and has been included in food and beverage and other items costs and expenses.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense was $1,656, $1,527 and $1,580 in 1997, 1996 and 1995, respectively.

    INCOME TAXES

    Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Leasehold and shore improvements..........................................................  $    6,967  $    6,948
Riverboat, docks and improvements.........................................................      36,072      36,051
Furniture, fixtures and equipment.........................................................      16,825      17,136
Construction in progress..................................................................         317         317
                                                                                            ----------  ----------
                                                                                                60,181      60,452
Less accumulated depreciation and amortization............................................     (16,285)    (11,431)
                                                                                            ----------  ----------
Net property and equipment................................................................  $   43,896  $   49,021
                                                                                            ----------  ----------
                                                                                            ----------  ----------

3.  LONG-TERM DEBT-RELATED PARTY

    Notes payable and long term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
8% unsecured note payable to Argosy in quarterly installments of $930,815 including
 interest, through July 2001..............................................................  $   17,527  $   17,527
Noninterest-bearing unsecured note payable to Argosy due 1998.............................       1,844       1,844
Noninterest-bearing advances from Argosy, no stated maturity..............................      28,739      29,019
                                                                                            ----------  ----------
                                                                                                48,110      48,390
Less current maturities...................................................................     (10,268)     (5,578)
                                                                                            ----------  ----------
                                                                                            $   37,842  $   42,812
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    During 1996, the right to a note payable from the Partnership to the Company was assigned to Argosy.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

    The carrying value of long term debt approximates fair value at December 31, 1997 and 1996. During 1997, the Company did not make scheduled debt payments to Argosy. Argosy has agreed to provide operating support to the Company and to the extent necessary will not demand payment on the current portion of the long-term debt during 1998 and has agreed to not demand payment on the noninterest bearing advances prior to January 1, 1999.

    Maturities of long term debt, excluding the noninterest bearing advances, but including scheduled payments under the notes payable to Argosy which were due prior to December 31, 1997 and which have not yet been paid are as follows:

           1998                                               $10,268

           1999                                                 3,082

           2000                                                 3,337

           2001                                                 2,684

4.  INCOME TAXES

    Income tax benefit (expense) consists of the following:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                        1997       1996        1995
                                                                                      ---------  ---------  ----------
Current:
  Federal...........................................................................                        $      718
  State.............................................................................                                92
                                                                                      ---------  ---------  ----------
Total current.......................................................................                               810
                                                                                      ---------  ---------  ----------
Deferred:
  Federal...........................................................................        691        934      (1,000)
  State.............................................................................         65        127        (143)
                                                                                      ---------  ---------  ----------
Total deferred......................................................................        756      1,061      (1,143)
                                                                                      ---------  ---------  ----------
Income tax benefit (expense)........................................................  $     756  $   1,061  $     (333)
                                                                                      ---------  ---------  ----------
                                                                                      ---------  ---------  ----------

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                                                 1997       1996
                                                                                               ---------  ---------
Tax over book depreciation...................................................................  $  (5,025) $  (4,688)
Net operating loss carryforward..............................................................      6,790      3,108
Pre-opening..................................................................................        222        397
Other, net...................................................................................        450        427
                                                                                               ---------  ---------
                                                                                                   2,437       (756)
Valuation allowance..........................................................................     (2,437)
                                                                                               ---------  ---------
Net deferred tax assets (liabilities)........................................................  $          $    (756)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                      1997          1996          1995
                                                                                  ------------  ------------  ------------
Tax at U. S. statutory rates....................................................       (35.0)%       (35.0  )%       35.0  %
State income tax, net of federal tax benefit....................................        (5.3  )       (3.9  )        5.7
Nondeductible referendum expenses...............................................                      16.4
Prior year taxes................................................................                      (4.6  )
Valuation allowance.............................................................        28.6
Targeted jobs tax credits, net..................................................                                    (3.3  )
Other, net......................................................................         2.8          (5.0  )        4.9
                                                                                       -----         -----         -----
                                                                                        (8.9  )%      (32.1  )%       42.3  %
                                                                                       -----         -----         -----
                                                                                       -----         -----         -----

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

    Rent expense was approximately $3,398, $3,539 and $2,202 in 1997, 1996 and 1995, respectively. Approximately $2,920, $3,091 and $1,800 in 1997, 1996 and
1995, respectively resulted from the above mentioned lease with Jazz.

    The Company participates in Argosy's property, general liability, workers compensation and other insurance programs. The Company's share of these costs was approximately $2,511, $1,989 and $2,183 in 1997, 1996 and 1995,
respectively.

    Indirect costs incurred by Argosy, on behalf of the Company, are not allocated as they are immaterial.

6.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was approximately $392, $320 and $503 in 1997, 1996 and 1995, respectively.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

    In 1995, the Company entered into capital lease obligations totaling $376 for the acquisition of property and equipment.

    The Company paid interest of $500, $2,811 and $943 in 1997, 1996 and 1995, respectively.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

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

8.  COMMITMENTS AND CONTINGENCIES

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz entered into an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until actual construction of a hotel commences by Jazz or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1997, the Company has paid all admission payments due under the above agreements.

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1997 are as follows:

           1998                                                  $485

           1999                                                   351

           2000                                                   319

           2001                                                   342

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") and retired an outstanding credit facility. The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Catfish Queen Partnership in Commendam

    We have audited the accompanying balance sheets of Catfish Queen Partnership in Commendam as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catfish Queen Partnership in Commendam at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                              Ernst & Young LLP

New Orleans, Louisiana
February 13, 1998

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $   3,429  $   3,051
  Accounts receivable, net of allowance for doubtful accounts of $838 and $856..............        484        611
  Inventories...............................................................................        145        203
  Other current assets......................................................................        173        320
                                                                                              ---------  ---------
    Total current assets....................................................................      4,231      4,185
                                                                                              ---------  ---------
NET PROPERTY AND EQUIPMENT..................................................................     43,579     48,704
OTHER ASSETS:
  Deferred lease acquisition costs, net.....................................................      1,808      1,915
  Other.....................................................................................         13        291
                                                                                              ---------  ---------
    Total other assets......................................................................      1,821      2,206
                                                                                              ---------  ---------
TOTAL ASSETS................................................................................  $  49,631  $  55,095
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CURRENT LIABILITIES:
  Accounts payable..........................................................................  $     771  $   1,127
  Accrued payroll and related expenses......................................................        919        749
  Accrued gaming taxes......................................................................        500        580
  Accrued insurance.........................................................................      1,693        448
  Other accrued liabilities.................................................................        959      1,720
  Accrued interest-related party............................................................        902
  Due to affiliates.........................................................................      1,795
  Notes payable and current maturities of long-term debt....................................     10,268      5,578
                                                                                              ---------  ---------
    Total current liabilities...............................................................     17,807     10,202
                                                                                              ---------  ---------
LONG-TERM DEBT..............................................................................      9,103     13,793
PARTNERS' EQUITY............................................................................     22,721     31,100
                                                                                              ---------  ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY......................................................  $  49,631  $  55,095
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................................  $  47,628  $  51,007  $  48,427
  Food, beverage and other.......................................................      7,046      7,641      4,945
                                                                                   ---------  ---------  ---------
                                                                                      54,674     58,648     53,372
  Less promotional allowances....................................................     (4,238)    (5,228)    (3,566)
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................     50,436     53,420     49,806
                                                                                   ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino.........................................................................     27,887     26,923     25,547
  Food, beverage and other.......................................................      6,799      4,894      3,772
  Other operating expenses.......................................................      5,147      4,757      4,013
  Selling, general and administrative............................................     12,201     10,786      9,954
  Depreciation and amortization..................................................      5,468      5,644      5,430
  Referendum expenses............................................................                 1,347
                                                                                   ---------  ---------  ---------
                                                                                      57,502     54,351     48,716
                                                                                   ---------  ---------  ---------
(Loss) income from operations....................................................     (7,066)      (931)     1,090
INTEREST EXPENSE (INCOME)(NET):
  Related parties................................................................      1,402      1,603      1,603
  Other..........................................................................        (89)      (119)        92
                                                                                   ---------  ---------  ---------
                                                                                      (1,313)     1,484      1,695
                                                                                   ---------  ---------  ---------
Net loss.........................................................................  $  (8,379) $  (2,415) $    (605)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                         STATEMENTS OF PARTNERS' EQUITY
                                 (IN THOUSANDS)

                                                                                 ARGOSY OF      JAZZ        TOTAL
                                                                                LOUISIANA,   ENTERPRISES, PARTNERS'
                                                                                   INC.         INC.       EQUITY
                                                                                -----------  -----------  ---------
Partners' equity at December 31, 1994.........................................   $  30,708    $   3,412   $  34,120
  Net loss....................................................................        (545)         (60)       (605)
                                                                                -----------  -----------  ---------
Partners' equity at December 31, 1995.........................................      30,163        3,352      33,515
  Net loss....................................................................      (2,173)        (242)     (2,415)
                                                                                -----------  -----------  ---------
Partners' equity at December 31, 1996.........................................      27,990        3,110      31,100
  Net loss....................................................................      (7,541)        (838)     (8,379)
                                                                                -----------  -----------  ---------
Partners' equity at December 31, 1997.........................................   $  20,449    $   2,272   $  22,721
                                                                                -----------  -----------  ---------
                                                                                -----------  -----------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................................  $  (8,379) $  (2,415) $    (605)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation....................................................................      5,083      5,045      4,951
  Amortization....................................................................        385        599        479
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................        127        185       (593)
    Other current assets..........................................................        205        353       (700)
    Accounts payable..............................................................       (356)      (167)       257
    Accrued payroll and related expenses..........................................        170        138       (376)
    Accrued interest to related parties...........................................        902     (1,195)       803
    Other accrued liabilities.....................................................        404        889        299
                                                                                    ---------  ---------  ---------
Net cash (used in) provided by operating activities...............................     (1,459)     3,432      4,515
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...............................................       (444)      (713)      (952)
Proceeds from sale of equipment to affiliates.....................................        486
                                                                                    ---------  ---------  ---------
  Net cash provided by (used in) financing activities.............................         42       (713)      (952)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates...................................      1,795                (1,754)
Payment on notes payable and long-term debt.......................................                (4,938)    (2,487)
(Increase) decrease in other assets...............................................                    69        (82)
                                                                                    ---------  ---------  ---------
  Net cash provided by (used in) financing activities.............................      1,795     (4,869)    (4,323)
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................        378     (2,150)      (760)
Cash and cash equivalents, beginning of period....................................      3,051      5,201      5,961
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of period..........................................  $   3,429  $   3,051  $   5,201
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Catfish Queen Partnership in Commendam ("Partnership") provides riverboat gaming and related entertainment in Baton Rouge, Louisiana. The Partnership is comprised of a 90% general partner, Argosy of Louisiana, Inc. ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company ("Argosy"), and a 10% partner in commendam, Jazz Enterprises, Inc. ("Jazz") which became a wholly owned subsidiary of Argosy in 1995.

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

    Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

    CASH AND CASH EQUIVALENTS

    The Partnership considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1997 and 1996.

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation and amortization is computed on the straight-line method over the estimated useful lives or lease period as follows:

                                                            15 to 20
Riverboat, dock and improvements.....................          years
Furniture, fixtures and equipment....................   5 to 7 years

    DEFERRED LEASE ACQUISITION COSTS

    Deferred lease acquisition costs resulted from the contribution of certain leases by Jazz to the Partnership. These costs are amortized on the straight-line method over 20 years. Accumulated amortization was $350 and $243 at December 31, 1997 and 1996, respectively.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage and other items which were

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances.

    The estimated direct cost of providing promotional allowances for food and beverages and other items was $2,493, $2,534 and $2,166 in 1997, 1996 and 1995, respectively, and has been included in food and beverage costs and expenses.

    ADVERTISING COSTS

    The Partnership expenses advertising costs as incurred. Advertising expense was $1,656, $1,527 and $1,580 in 1997, 1996 and 1995, respectively.

    INCOME TAXES

    No provision (credit) for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

2.  PROPERTY EQUIPMENT

    Property and equipment consists of the following:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1997       1996
                                                                                    ---------  ---------
Leasehold and shore improvements..................................................  $   6,967  $   6,948
Riverboat, docks and improvements.................................................     36,072     36,051
Furniture, fixtures and equipment.................................................     16,825     17,136
                                                                                    ---------  ---------
                                                                                       59,864     60,135
Less accumulated depreciation and amortization....................................    (16,285)   (11,431)
                                                                                    ---------  ---------
Net property and equipment........................................................  $  43,579  $  48,704
                                                                                    ---------  ---------
                                                                                    ---------  ---------

3.  LONG-TERM DEBT

    Notes payable and long term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1997       1996
                                                                                    ---------  ---------
8% unsecured note payable to Argosy in quarterly installments of $930,815, including interest, through July 2001............................................  $  17,527  $  17,527
Noninterest-bearing unsecured note payable to Argosy due 1998.....................      1,844      1,844
                                                                                    ---------  ---------
                                                                                       19,371     19,371
Less current maturities...........................................................    (10,268)    (5,578)
                                                                                    ---------  ---------
                                                                                    $   9,103  $  13,793
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    During 1994, the General Partner transferred property and equipment to the Partnership with a fair value of $20,039, subject to an unsecured note payable of $20,039 to the General Partner. In 1996, the General Partner assigned its rights to this note to Argosy.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

    The carrying value of long term debt approximates fair value at December 31, 1997 and 1996. During 1997, the Partnership did not make scheduled debt payments to Argosy. Argosy has agreed to provide operating support to the Partnership and, to the extent necessary, will not demand payment on the current portion of the long-term debt during 1998.

    Maturities of long term debt, including scheduled payments under the notes payable to Argosy, which were due prior to December 31, 1997 and which have not yet been paid are as follows:

1998.......................................................  $  10,268
1999.......................................................      3,082
2000.......................................................      3,337
2001.......................................................      2,684

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

    Rent expense was $3,398, $3,539 and $2,202 in 1997, 1996 and 1995,
respectively. Approximately $2,920, $3,091 and $1,800 in 1997, 1996 and 1995,
respectively, resulted from the above mentioned lease with Jazz.

    The Partnership participates in Argosy's property, general liability, workers compensation and other insurance programs. The Partnership's estimated share of these costs, which is allocated directly to the Partnership by Argosy, was approximately $2,511, $1,989 and $2,183 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Indirect costs incurred by Argosy, on behalf of the Partnership, are not allocated as they are immaterial.

5.  EMPLOYEES BENEFIT PLAN

    The Partnership participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Partnership will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized by the Partnership under the Plan was approximately $392, $320 and $503 in 1997, 1996 and 1995, respectively.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    In 1995, the Partnership entered into capital lease obligations totaling $376 for the acquisition of property and equipment. Amounts due to the General Partner decreased by $562 as a result of the transfer of certain fixed assets to the General Partner in 1995.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

    The Partnership paid interest of $500, $2,811 and $943 in 1997, 1996 and 1995, respectively.

    During 1996, Argosy transferred property and equipment with a fair value of $1,844, subject to an unsecured note payable to Argosy.

7.  COMMITMENTS AND CONTINGENCIES

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz entered into an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until actual construction of a hotel commences by Jazz or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1997, the Partnership has paid all admission payments due under the above agreements.

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1997 are as follows:

1998.........................................................  $     485
1999.........................................................        351
2000.........................................................        319
2001.........................................................        342

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") and retired an outstanding credit facility. The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Jazz Enterprises, Inc.

    We have audited the accompanying balance sheets of Jazz Enterprises, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholder's deficit and cash flows for the years ended December 31, 1997 and 1996 and for the seven months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jazz Enterprises, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the seven months ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
February 13, 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Jazz Enterprises, Inc.

    We have audited the accompanying statements of operations, stockholder's equity, and cash flows for the year ended February 28, 1995 of Jazz Enterprises, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended February 28, 1995 of Jazz Enterprises, Inc. in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Reno, Nevada
July 10, 1995

                             JAZZ ENTERPRISES, INC.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                COMPANY
                                                                                          --------------------
                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.............................................................  $      20
  Prepaid insurance.....................................................................        109  $      78
  Other current assets..................................................................         28
                                                                                          ---------  ---------
    Total current assets................................................................        157         78
                                                                                          ---------  ---------
NET PROPERTY AND EQUIPMENT..............................................................     54,593     57,297
GOODWILL, NET...........................................................................     19,922     20,519
NOTE RECEIVABLE.........................................................................      1,892      1,892
OTHER ASSETS:
  Deposits..............................................................................        196        196
  Investment in partnership.............................................................      2,183      3,021
  Other current assets..................................................................      1,011        468
                                                                                          ---------  ---------
    Total other assets..................................................................      3,390      3,685
                                                                                          ---------  ---------
TOTAL ASSETS............................................................................  $  79,954  $  83,471
                                                                                          ---------  ---------
                                                                                          ---------  ---------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..............................................  $   3,000  $   3,478
  Current maturities of long-term debt..................................................        491
                                                                                          ---------  ---------
    Total current liabilities...........................................................      3,491      3,478
                                                                                          ---------  ---------
LONG-TERM DEBT..........................................................................     81,237     81,485
STOCKHOLDER'S DEFICIT:
  Common stock, no par value, 100,000 shares authorized, 200 shares issued and outstanding
  Accumulated deficit...................................................................     (4,774)    (1,492)
                                                                                          ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT.............................................  $  79,954  $  83,471
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                             COMPANY
                                            -----------------------------------------      PREDECESSOR COMPANY
                                                                        SEVEN MONTHS   ---------------------------
                                             YEAR ENDED    YEAR ENDED       ENDED                      YEAR ENDED
                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,                  FEBRUARY 28,
                                                1997          1996          1995                          1995
                                            ------------  ------------  -------------  THREE MONTHS   ------------
                                                                                           ENDED
                                                                                          MAY 30,
                                                                                           1995
                                                                                       -------------
                                                                                        (UNAUDITED)
REVENUES:
  Lease revenue...........................   $    2,920    $    3,091     $   1,786                    $      813
  Rent revenue............................          378           354           382                           817
                                            ------------  ------------       ------          -----    ------------
                                                  3,298         3,445         2,168                         1,630
                                            ------------  ------------       ------          -----    ------------
COSTS AND EXPENSES:
  Operating expenses......................        1,071           593           104             48            788
  Selling, general and administrative.....        1,608         1,714         1,086
  Depreciation and amortization...........        2,354         1,382           405
  Preopening costs........................                        100                          597          5,642
                                            ------------  ------------       ------          -----    ------------
                                                  5,033         3,789         1,595            645          6,430
                                            ------------  ------------       ------          -----    ------------
(Loss) income from operations                    (1,735)         (344)          573           (645)        (4,800)
OTHER EXPENSE (INCOME):
  Interest expense........................          909           951           490             94            282
  Equity in loss of unconsolidated
    partnership...........................          838           242             8
  Interest income.........................         (200)                                       (31)           (83)
  Gain on sale of assets..................                                                                    (60)
                                            ------------  ------------       ------          -----    ------------
(Loss) income before income taxes.........       (3,282)       (1,537)           75           (708)        (4,939)
Income tax expense........................                                      (30)           (65)           (65)
                                            ------------  ------------       ------          -----    ------------
Net (loss) income.........................   $   (3,282)   $   (1,537)    $      45      $    (773)    $   (5,004)
                                            ------------  ------------       ------          -----    ------------
                                            ------------  ------------       ------          -----    ------------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                COMMON STOCK       ADDITIONAL
                                                           ----------------------    PAID-IN    ACCUMULATED
PREDECESSOR COMPANY                                          SHARES      AMOUNT      CAPITAL      DEFICIT       TOTAL
---------------------------------------------------------  -----------  ---------  -----------  ------------  ---------
Balance at February 28, 1994.............................         200   $           $     100    $   (2,057)  $  (1,957)
  Capital contributions..................................                               2,448                     2,448
  Net income.............................................                                            (5,004)     (5,004)
                                                                  ---   ---------  -----------  ------------  ---------
Balance at February 28, 1995.............................         200                   2,548        (7,061)     (4,513)
  Capital contributions (unaudited)......................                                 646                       646
  Net loss (unaudited)...................................                                              (773)       (773)
                                                                  ---   ---------  -----------  ------------  ---------
Balance at May 30, 1995 (unaudited)......................         200   $           $   3,194    $   (7,834)  $  (4,640)
                                                                  ---   ---------  -----------  ------------  ---------
                                                                  ---   ---------  -----------  ------------  ---------

                                                                                                   RETAINED
                                                                                         COMMON    EARNINGS
COMPANY                                                                     SHARES       STOCK     (DEFICIT)    TOTAL
------------------------------------------------------------------------  -----------  ----------  ---------  ---------
Balance, June 1, 1995...................................................         200   $           $          $
  Net income............................................................                                  45         45
                                                                                 ---   ----------  ---------  ---------
Balance, December 31, 1995..............................................         200                      45         45
  Net loss..............................................................                              (1,537)    (1,537)
                                                                                 ---   ----------  ---------  ---------
Balance, December 31, 1996..............................................         200                  (1,492)    (1,492)
  Net loss..............................................................                              (3,282)    (3,282)
                                                                                 ---   ----------  ---------  ---------
Balance, December 31, 1997..............................................         200               $  (4,774) $  (4,774)
                                                                                 ---   ----------  ---------  ---------
                                                                                 ---   ----------  ---------  ---------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                             COMPANY
                                            -----------------------------------------      PREDECESSOR COMPANY
                                                                         SEVEN MONTHS  ----------------------------
                                             YEAR ENDED     YEAR ENDED      ENDED                      YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,  DECEMBER 31,                 FEBRUARY 28,
                                                1997           1996          1995                         1995
                                            -------------  ------------  ------------  THREE MONTHS   -------------
                                                                                           ENDED
                                                                                          MAY 30,
                                                                                           1995
                                                                                       -------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.........................    $  (3,282)    $   (1,537)   $       45     $    (773)     $  (5,004)
Adjustments to reconcile net (loss) income
 to net cash (used in) provided by
 operating activities:
  Depreciation and amortization...........        2,354          1,382           405            35            104
  Write down associated with real estate
    owned.................................                                                                  1,386
  Gain on sale of assets..................                                                                    (60)
  Equity in losses of unconsolidated
    partnership...........................          838            242             8                         (700)
  Current assets..........................          (27)            90            (4)                         (12)
  Prepaid expenses........................          (32)                                         9            (93)
  Other assets............................                                                                     35
  Accounts payable and accrued
    liabilities...........................         (478)            24            80           191          1,371
  Increase in income taxes payable........                                                      65             27
                                            -------------  ------------  ------------        -----    -------------
    Net cash (used in) provided by
      operating activities................         (627)           201           534          (473)        (2,946)
                                            -------------  ------------  ------------        -----    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill..................................                                    (9,388)
Increase (decrease) in bank overdraft.....                                                    (234)           234
Proceeds from sale of assets..............                                                                    101
Decrease (increase) in escrow deposit.....                                                                    255
Capital expenditures......................         (897)       (22,988)       (2,538)          (85)        (5,331)
Loans and advances to related parties.....                                                     (31)        (1,054)
                                            -------------  ------------  ------------        -----    -------------
    Net cash used in investing
      activities..........................         (897)       (22,988)      (11,926)         (350)        (5,795)
                                            -------------  ------------  ------------        -----    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings--
 related party............................                                                                  7,879
Increase in long-term debt................          760                                                        52
Principal payments on long-term debt......         (115)        (2,191)         (184)
Advances from affiliate...................        1,442         25,414        11,608           180            935
Increase in other assets..................         (543)          (468)
Contributed capital.......................                                                     647          1,869
Decrease in construction related payable..                                                                 (2,132)
                                            -------------  ------------  ------------        -----    -------------
    Net cash provided by financing
      activities..........................        1,544         22,755        11,424           827          8,603
                                            -------------  ------------  ------------        -----    -------------
Net increase (decrease) in cash and cash
 equivalents..............................           20            (32)           32             4           (138)
Cash and cash equivalents at beginning of
 period...................................                          32                           2            140
                                            -------------  ------------  ------------        -----    -------------
Cash and cash equivalents at end of
 period...................................    $      20     $             $       32     $       6      $       2
                                            -------------  ------------  ------------        -----    -------------
                                            -------------  ------------  ------------        -----    -------------

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

    In July 1993, the Company entered into a partnership ("Partnership") with Argosy of Louisiana, Inc., (a wholly owned subsidiary of Argosy Gaming Company ("Argosy")) ("ALI") in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana, which opened September 30, 1994. The Company contributed its Certificate of Preliminary Approval and certain leases to the Partnership.

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

    Under terms of the purchase agreement, Argosy made initial cash payments to Jazz totaling $8,500 and is required to make additional payments to the former shareholders of Jazz of $1,350 annually for ten years, and payments of $500 annually for the following ten years. The net present value of these additional payments was approximately $9,400 assuming a discount rate of 10.5%, and is included in long-term debt in the accompanying balance sheets. In addition, Argosy forgave loans to Jazz and its principals of approximately $20,700, assumed certain construction obligations, ordinary course accounts payable and other liabilities totaling approximately $7,300 and paid expenses of approximately $900. Under terms of the Purchase Agreement substantially all other obligations of Jazz existing at the time of the purchase remain the responsibility of the former owners of Jazz.

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

    Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

    CASH AND CASH EQUIVALENTS

    The Company and Predecessor Company consider cash and all liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1997.

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

    GOODWILL

    Goodwill represents the cost in excess of fair value of net assets acquired, at the date of acquisition, and is amortized over 40 years. Accumulated amortization is $1,541 and $944 at December 31, 1997 and 1996, respectively.

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

Buildings and improvements.............................     31 years
                                                              5 to 7
Furniture, fixtures and equipment......................        years

    RENTAL INCOME

    Rental income is recognized over the life of the associated lease. Minimum future rents to be received under operating leases are:

1998...................................................  $       488
1999...................................................          563
2000...................................................          698
2001...................................................          721
2002...................................................          737
Thereafter.............................................        1,296

    PREOPENING COSTS

    Preopening costs, which consist primarily of labor, training and marketing costs incurred by the Predecessor Company and the Company, are expensed as incurred.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense was $0, $53, $0, $27 and $66 for 1997, 1996, the seven months ended December 31, 1995, the three months ended May 30, 1995 and the year ended February 28, 1995, respectively.

    INCOME TAXES

    Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

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

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Land........................................................................................  $   8,187  $   8,187
Buildings and improvements..................................................................     47,012     48,192
Furniture, fixtures and equipment...........................................................      2,444      2,444
Construction in progress....................................................................                    50
                                                                                              ---------  ---------
                                                                                                 57,643     58,873
Less accumulated depreciation and amortization..............................................     (3,050)    (1,576)
                                                                                              ---------  ---------
Net property and equipment..................................................................  $  54,593  $  57,297
                                                                                              ---------  ---------
                                                                                              ---------  ---------

3.  LONG-TERM DEBT

    Notes payable and long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Notes payable to former owner, principal and interest due quarterly through September 2015,
 discounted at 10.5%........................................................................  $   7,656  $   7,011
Noninterest bearing advances from Argosy, no stated maturity................................     74,072     74,474
                                                                                              ---------  ---------
                                                                                                 81,728     81,485
Less current maturities.....................................................................       (491)
                                                                                              ---------  ---------
                                                                                              $  81,237  $  81,485
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

    The carrying value of long term debt approximates fair value at December 31, 1997. Maturities of long term debt, excluding the noninterest bearing advances from Argosy, are as follows:

1998.......................................................  $     491
1999.......................................................        545
2000.......................................................        604
2001.......................................................        670
2002.......................................................        743
Thereafter.................................................      4,603

    Argosy has indicated that it will not demand payment on the noninterest bearing advances prior to January 1, 1999.

4.  INCOME TAXES

    Income tax expense consists of the following:

                                                           COMPANY                      PREDECESSOR COMPANY
                                           ----------------------------------------  --------------------------
                                                                       SEVEN MONTHS  THREE MONTHS
                                            YEAR ENDED    YEAR ENDED      ENDED         ENDED       YEAR ENDED
                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  MAY 31, 1995  FEBRUARY 28,
                                               1997          1996          1995      (UNAUDITED)       1995
                                           ------------  ------------  ------------  ------------  ------------
Current:
  Federal................................   $             $             $       30    $             $
  State..................................                                                     65            65
                                           ------------  ------------  ------------  ------------  ------------
Total current............................                                       30            65            65
                                           ------------  ------------  ------------  ------------  ------------
Income tax expense.......................   $             $             $       30    $       65    $       65
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------

    The tax effects of significant temporary differences of the Company representing deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                               1997       1996
                                                                             ---------  ---------
Tax over book depreciation.................................................  $    (828) $    (440)
Preopening.................................................................        824       (833)
Effects of NOL Carryforward................................................      2,287        728
Other, net.................................................................         20         34
                                                                             ---------  ---------
                                                                                 2,303      1,155
Valuation allowance........................................................     (2,303)    (1,155)
                                                                             ---------  ---------
Net deferred tax assets....................................................  $          $
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty of realization. The Company has tax net operating loss carryforwards of approximately $5,517 which expire from 2008 through 2012.

5.  RELATED PARTY TRANSACTIONS

    The Company leases, for a minimum of five years with six five-year renewal options, a docking site, office and warehouse space to the Partnership. Rent under terms of the lease ranges from 6% to 10% of

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

adjusted gross receipts, as defined. Approximately $2,920, $3,091 and $1,786 in 1997, 1996 and for the seven months ended December 31, 1995, respectively, resulted from this lease with the Partnership. As a result of the sale of 100% of the common stock of the Predecessor Company to Argosy, the lease fees were suspended from November 1994 until the closing of the purchase. Subsequent to the closing of the sale of the Company to Argosy, the partnership resumed its obligations under the lease with the Company.

    Indirect costs incurred by Argosy, on behalf of the Company, are not allocated as they are immaterial.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    During 1996, the Company received property and equipment with a carrying value of $12,471 from Argosy and this amount increased the noninterest bearing advances from related parties.

    The Company paid interest of $909, $951 and $490 in 1997, 1996 and for the seven months ended December 31, 1995, respectively.

    During the year ended February 28, 1995, the Predecessor Company acquired equipment financed by vendors totaling $19.

    During the year ended February 28, 1995, the Predecessor Company's stockholders paid $578 to reduce amounts due to affiliates.

    During the year ended February 28, 1995, construction costs and other payables in the amount of $3,352 were paid on behalf of the Predecessor Company by Argosy.

    During the year ended February 28, 1995, land in the amount of $425 was exchanged for notes payable by the Predecessor Company.

    During the year ended February 28, 1995, the Predecessor Company paid cash for interest and state income taxes in the amount of $6 and $38, respectively. No interest or taxes were paid during the three months ended May 30, 1995.

7.  COMMITMENTS

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and the Predecessor Company entered into an agreement which required the Predecessor Company and the Partnership to pay to the City-Parish $2.50 per passenger. Additionally, the Predecessor Company agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until actual construction of a hotel commences by the Company or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1997, the Partnership has paid all admission payments due under the above agreements.

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1997 are as follows:

1998.......................................................  $     214
1999.......................................................        214
2000.......................................................        202
2001.......................................................        202
2002.......................................................        202
Thereafter.................................................     14,942

    Rent expense for the years ended December 31, 1997, 1996, the seven months ended December 31, 1995, the three months ended May 30, 1995 and the year ended February 28, 1995 was $244, $283, $265, $48 and $788, respectively.

    On June 5, 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The Indiana Gaming Company

We have audited the accompanying consolidated balance sheets of The Indiana Gaming Company as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Indiana Gaming Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Indianapolis, Indiana
February 13, 1998

                           THE INDIANA GAMING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   41,257  $    9,216
  Accounts receivable, net of allowance for doubtful accounts of $347 and $22,
    respectively..........................................................................         382         138
  Deferred income taxes...................................................................          74
  Other current assets....................................................................       1,179       1,706
                                                                                            ----------  ----------
        Total current assets..............................................................      42,892      11,060
                                                                                            ----------  ----------
NET PROPERTY AND EQUIPMENT................................................................     176,407      69,392
OTHER ASSETS:
  Deposits................................................................................         530           5
  Restricted cash and cash equivalents....................................................      13,114      14,919
  Intangible assets, net of accumulated amortization of $1,292 and $61, respectively......      30,844      31,459
  Deferred income taxes...................................................................       2,785
                                                                                            ----------  ----------
        Total other assets................................................................      47,273      46,383
                                                                                            ----------  ----------
TOTAL ASSETS..............................................................................  $  266,572  $  126,835
                                                                                            ----------  ----------
                                                                                            ----------  ----------

CURRENT LIABILITIES:
  Accounts payable........................................................................  $    5,936  $    3,115
  Accrued payroll and related expenses....................................................       2,924         912
  Accrued interest and dividends payable-related parties..................................       5,260       2,198
  Installment contracts payable...........................................................       3,288       3,252
  Other accrued liabilities...............................................................       5,824       1,452
  Income taxes payable....................................................................       5,915
  Current maturities of long-term debt....................................................      12,856       2,900
  Current maturities of other long-term obligations.......................................       4,583       5,169
                                                                                            ----------  ----------
        Total current liabilities.........................................................      46,586      18,998
                                                                                            ----------  ----------
LONG-TERM DEBT............................................................................     195,405      86,612
OTHER LONG-TERM OBLIGATIONS...............................................................       2,000      15,000
MINORITY INTERESTS........................................................................      17,656      14,490
STOCKHOLDER'S EQUITY
  Common stock -- $.01 par value, 1,000 shares authorized, issued and outstanding.........
  Accumulated earnings (deficit)..........................................................       4,925      (8,265)
                                                                                            ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................................................  $  266,572  $  126,835
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
REVENUES:
  Casino.......................................................................  $  127,908  $    3,930  $
  Admissions...................................................................      16,809         776
  Food, beverage and other.....................................................       7,005         167
                                                                                 ----------  ----------  ---------
                                                                                    151,722       4,873
  Less promotional allowances..................................................     (14,698)       (462)
                                                                                 ----------  ----------  ---------
Net revenues...................................................................     137,024       4,411
                                                                                 ----------  ----------  ---------
COSTS AND EXPENSES:
  Casino.......................................................................      58,081       2,116
  Food, beverage and other.....................................................       5,746         149
  Other operating expenses.....................................................      13,119         711
  Selling, general and administrative..........................................      21,606         783
  Depreciation and amortization................................................      10,922         378
  Management fees-related parties..............................................       1,924          38
  Preopening...................................................................                  11,036      2,143
                                                                                 ----------  ----------  ---------
                                                                                    111,398      15,211      2,143
                                                                                 ----------  ----------  ---------
Income (loss) from operations..................................................      25,626     (10,800)    (2,143)
                                                                                 ----------  ----------  ---------

OTHER INCOME (EXPENSE):
  Interest income..............................................................       1,400         127
  Interest expense.............................................................      (3,588)       (192)
                                                                                 ----------  ----------  ---------
                                                                                     (2,188)        (65)
                                                                                 ----------  ----------  ---------
Income (loss) before minority interests and income taxes.......................      23,438     (10,865)    (2,143)
Minority interests.............................................................      (6,989)      4,721        906
Income tax expense.............................................................      (3,259)
                                                                                 ----------  ----------  ---------
Net income (loss)..............................................................  $   13,190  $   (6,144) $  (1,237)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                             TOTAL
                                                                                         ACCUMULATED     STOCKHOLDER'S
                                                                            COMMON        (DEFICIT)        (DEFICIT)
                                                               SHARES        STOCK         EARNINGS          EQUITY
                                                             -----------  -----------  ----------------  --------------
Balance, December 31, 1994.................................       1,000                   $     (884)      $     (884)
  Net loss.................................................                                   (1,237)          (1,237)
                                                                  -----        -----         -------          -------
Balance, December 31, 1995.................................       1,000                       (2,121)          (2,121)
  Net loss.................................................                                   (6,144)          (6,144)
                                                                  -----        -----         -------          -------
Balance, December 31, 1996.................................       1,000                       (8,265)          (8,265)
  Net income...............................................                                   13,190           13,190
                                                                  -----        -----         -------          -------
Balance, December 31, 1997.................................       1,000                   $    4,925       $    4,925
                                                                  -----        -----         -------          -------
                                                                  -----        -----         -------          -------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1997         1996        1995
                                                                               -----------  ----------  ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)............................................................  $    13,190  $   (6,144) $   (1,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
    Depreciation and amortization............................................       10,922         453          20
    Deferred taxes...........................................................       (2,859)
    Minority interests.......................................................        6,989      (4,721)       (906)
  Changes in operating assets and liabilities:
    Accounts receivable......................................................         (244)       (138)        238
    Other current assets.....................................................          527        (941)       (201)
    Accounts payable.........................................................        2,821       1,630       1,965
    Accrued interest payable.................................................        1,917         656
    Income taxes payable.....................................................        5,915
    Accrued liabilities......................................................        6,381       2,289          75
                                                                               -----------  ----------  ----------
  Net cash provided by (used in) operating activities........................       45,559      (6,916)        (46)
                                                                               -----------  ----------  ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow.............................................        1,805     (14,919)
  Purchases of property and equipment........................................     (113,141)    (52,879)     (7,566)
  Payments under development agreement.......................................      (13,586)     (6,946)     (4,405)
                                                                               -----------  ----------  ----------
  Net cash used in investing activities......................................     (124,922)    (74,744)    (11,971)
                                                                               -----------  ----------  ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Increase in advances from affiliates.......................................       49,812      50,438      10,535
  Payments on installment contracts..........................................       (4,116)     (1,805)
  Repayment of long-term debt................................................       (2,710)
  Payment of preferred equity return to partner..............................       (1,163)
  Partnership equity distributions...........................................       (1,514)
  Proceeds from contributed capital..........................................                   19,044       1,484
  Proceeds from long-term debt...............................................       71,648      23,197
  Other......................................................................         (553)
                                                                               -----------  ----------  ----------
Net cash provided by financing activities....................................      111,404      90,874      12,019
                                                                               -----------  ----------  ----------
Net increase in cash and cash equivalents....................................       32,041       9,214           2
Cash and cash equivalents, beginning of year.................................        9,216           2
                                                                               -----------  ----------  ----------
Cash and cash equivalents, end of year.......................................  $    41,257  $    9,216  $        2
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION -- The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57 1/2% general partner in the Partnership, together with three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. On December 10, 1996, the Company commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These consolidated financial statements include the accounts of the Company and the Partnership. All significant intercompany transactions have been eliminated.

    CASH AND CASH EQUIVALENTS -- The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Temporary site improvements                                        1 year
                                                                   5-31
Leasehold and shore improvements                                   years
                                                                   5-20
Riverboat, docks and improvements                                  years
                                                                   5-10
Furniture, fixtures and equipment                                  years

    RESTRICTED CASH AND CASH EQUIVALENTS -- Restricted cash and cash equivalents represents funds placed into an escrow account which may only be used to fund progress payments related to the construction of the Company's permanent facility.

    LICENSE APPLICATION FEES -- License application fees associated with obtaining a gaming license have been capitalized and are a part of intangible assets at December 31, 1997 and 1996. These costs are being amortized over the life of the gaming license, which is five years. Accumulated amortization was $141 and $11 at December 31, 1997 and 1996, respectively.

    REVENUES AND PROMOTIONAL ALLOWANCES -- The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                                 1997       1996
                                                                               ---------  ---------
Admissions...................................................................  $   6,935  $     190
Food, beverage and other.....................................................      1,200          4

    PREOPENING COSTS -- Preopening costs, which consisted primarily of labor, vessel rent, training and marketing costs incurred prior to the commencement of gaming operations, were expensed as incurred.

    ADVERTISING COSTS -- The Company expenses advertising costs as incurred. Advertising expense was $4,877, $503 and $112 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    INCOME TAXES -- Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
Land...................................................................  $   16,045  $  16,015
Leasehold and shore improvements.......................................     103,427      5,892
Riverboat, docks and improvements......................................      40,815
Furniture, fixtures and equipment......................................      21,809      9,367
Construction in progress...............................................       4,753     38,534
                                                                         ----------  ---------
                                                                            186,849     69,808
Less accumulated depreciation and amortization.........................     (10,442)      (416)
                                                                         ----------  ---------
Net property and equipment.............................................  $  176,407  $  69,392
                                                                         ----------  ---------
                                                                         ----------  ---------

3.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                            1997       1996
                                                                         ----------  ---------
Capital loans payable to Argosy, noninterest bearing, no stated due date..................................................................  $  116,127  $  66,315
Capital loans payable to Conseco, interest at prime plus 6% (14.5% at
 December 31, 1997) principal paid in equal annual installments through
 2004..................................................................      67,134     23,197
Notes payable, principal and interest payments due monthly through
 December 2001, interest payable at prime plus 1% (9.5% at December 31,
 1997).................................................................      25,000
                                                                         ----------  ---------
                                                                            208,261     89,512
Less current maturities................................................     (12,856)    (2,900)
                                                                         ----------  ---------
                                                                         $  195,405  $  86,612
                                                                         ----------  ---------
                                                                         ----------  ---------

    Interest expense on the capital loans from Conseco compounds quarterly to the extent unpaid. Principal on the capital loans is amortized in equal annual installments through 2004. The Company is obligated to pay contemporaneously with distributions of Cash Flow, as defined, current and accrued interest and then principal on the Capital Loans to the Partner, pro rata, in relation to their principal balance of the respective Capital Loans then outstanding.

    Interest expense amounted to $3,588 (net of $8,391 capitalized) and $192 (net of $1,680 capitalized) in the years ended December 31, 1997 and 1996, respectively.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    Maturities of long-term debt, excluding the capital loans payable to Argosy, at December 31, 1997 are as follows:

1998...............................................  $  12,856
1999...............................................     13,181
2000...............................................     13,532
2001...............................................     23,794
2002...............................................      9,591
Thereafter.........................................     19,180

4.  INCOME TAXES

    Income tax expense for years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $   5,337
  State.......................................................        781
                                                                ---------  ---------  ---------
Total current.................................................      6,118
                                                                ---------  ---------  ---------
Deferred:
  Federal.....................................................     (2,466)
  State.......................................................       (393)
                                                                ---------  ---------  ---------
Total deferred................................................     (2,859)
                                                                ---------  ---------  ---------
Income tax expense............................................  $   3,259
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The provision for income taxes for the year ended December 31, 1997, 1996 and 1995 differs from that computed at the Federal Statutory tax rate as follows:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Federal statutory rate................................................       35.0%     (35.0)%     (35.0)%
State income taxes, net of federal benefit............................        5.1       (5.1)      (5.1)
Valuation allowance...................................................      (20.0)      39.0       39.1
Other.................................................................       (0.3)       1.1        1.0
                                                                        ---------  ---------  ---------
                                                                             19.8%          %          %
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The tax effects of significant temporary differences representing deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                                              1997       1996
                                                                            ---------  ---------
Preopening................................................................  $   2,785  $   3,239
NOL carryforward..........................................................                    60
Other, net................................................................         74          5
                                                                            ---------  ---------
                                                                                2,859      3,304
Valuation allowance.......................................................                (3,304)
                                                                            ---------  ---------
                                                                            $   2,859  $
                                                                            ---------  ---------
                                                                            ---------  ---------

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    In 1996, the Company recorded a valuation allowance against all of its deferred tax assets due to the uncertainty of realization. The Company utilized a net operating loss carryforward for income tax purposes of approximately $260 during 1997.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment in the amount of $4,154 and $5,056 in 1997 and 1996, respectively, which was financed through installment contracts.

    The Company paid $5,300 (including $5,007 to related parties) and $207 in interest for the years ended December 31, 1997 and 1996. No interest was paid in 1995.

    The Company paid $143 in taxes for the year ended December 31, 1997. No taxes were paid in 1996 or 1995.

    Indirect costs incurred by Argosy, on behalf of the Company, are not allocated as they are immaterial.

6.  LEASES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1997, are as follows:

                    YEARS ENDING DECEMBER 31,
------------------------------------------------------------------
1998..............................................................  $     420
1999..............................................................        402
2000..............................................................        179

    Rent expense for the years ended December 31, 1997, 1996 and 1995 was $6,459, $2,837 and $148, respectively.

7.  RELATED PARTY TRANSACTIONS

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

    The Company entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals are approximately $500 for these facilities. Total expense recognized under the leases was $5,665 and $2,462 in 1997 and 1996, respectively. These leases ended in 1997.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

    Argosy provides certain services for the Company, primarily, centralized reservations and insurance. Reimbursement for these expenses has been included in the income statement in the appropriate cost categories.

    The Company has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $107 and $133 in 1997 and 1996, respectively.

8.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized under the Plan was $517, $52 and $5 for the years ended December 31, 1997, 1996 and 1995.

9.  COMMITMENTS AND CONTINGENCIES

    CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS -- In accordance with the terms of the Development Agreement, the Company entered into a lease with the City of Lawrenceburg for docking privileges for the riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Company. Under the terms of the Development Agreement, the Company pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

    The Company has agreed to pay the City of Lawrenceburg approximately $33,848 in reimbursements for infrastructure improvements and unrestricted grants. These have been recorded as an intangible asset in the balance sheet at December 31, 1997 and 1996. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the Development Agreement. Accumulated amortization was $1,151 and $50 for the years ended December 31, 1997 and 1996, respectively.

    Included in other long term obligations is $6,583 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). The remaining amount is payable as follows: $4,583 in 1998 and $2,000 in 1999.

    BONDING OBLIGATION -- The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

    TERMINATION OF LAWRENCEBURG PARTNERSHIP -- Under the terms of the partnership agreement, after the third anniversary date of commencement of operations each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

    GUARANTY OF PARENT OBLIGATIONS -- On June 5, 1996 Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under the terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Indiana Gaming Company, L.P.

    We have audited the accompanying balance sheets of Indiana Gaming Company, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gaming Company, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Indianapolis, Indiana
February 13, 1998

                          INDIANA GAMING COMPANY, L.P.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   41,257  $    9,216
  Accounts receivable, net of allowance for doubtful accounts of $347 and $22,
    respectively..........................................................................         382         138
  Other current assets....................................................................       1,179       1,706
                                                                                            ----------  ----------
    Total current assets..................................................................      42,818      11,060
                                                                                            ----------  ----------
NET PROPERTY AND EQUIPMENT................................................................     175,030      68,349
OTHER ASSETS:
  Deposits................................................................................         589           5
  Restricted cash and cash equivalents....................................................      13,114      14,919
  Intangible assets, net of accumulated amortization of $1,292 and $61, respectively......      30,844      31,459
                                                                                            ----------  ----------
    Total other assets....................................................................      44,547      46,383
                                                                                            ----------  ----------
TOTAL ASSETS..............................................................................  $  262,395  $  125,792
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CURRENT LIABILITIES:
  Accounts payable........................................................................  $    5,936  $    2,963
  Accrued payroll and related expenses....................................................       2,924         912
  Accrued interest and preferred equity return............................................      12,571       5,240
  Installment contracts payable...........................................................       3,288       3,252
  Other accrued liabilities...............................................................       5,503       1,452
  Due to affiliates.......................................................................       1,182       1,278
  Current maturities of other long-term obligations.......................................       4,583       5,169
  Current maturities of long-term debt....................................................      25,832       7,066
                                                                                            ----------  ----------
    Total current liabilities.............................................................      61,819      27,332
                                                                                            ----------  ----------
LONG-TERM DEBT............................................................................     157,139      49,463
OTHER LONG-TERM OBLIGATIONS...............................................................       2,000      15,000
PARTNERS' EQUITY:
  General partner.........................................................................      23,826      19,549
  Limited partners........................................................................      17,611      14,448
                                                                                            ----------  ----------
    Total partners' equity................................................................      41,437      33,997
                                                                                            ----------  ----------
TOTAL LIABILITIES AND PARTNERS' EQUITY....................................................  $  262,395  $  125,792
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
REVENUES:
  Casino.......................................................................  $  127,908  $    3,930  $
  Admissions...................................................................      16,809         776
  Food, beverage and other.....................................................       7,005         167
                                                                                 ----------  ----------  ---------
                                                                                    151,722       4,873
  Less promotional allowances..................................................     (14,698)       (462)
                                                                                 ----------  ----------  ---------
Net revenues...................................................................     137,024       4,411
                                                                                 ----------  ----------  ---------
COSTS AND EXPENSES:
  Casino.......................................................................      58,081       2,116
  Food, beverage and other.....................................................       5,746         149
  Other operating expenses.....................................................      13,119         711
  Selling, general and administrative..........................................      21,606         685
  Depreciation and amortization................................................      10,922         378
  Management fees-related parties..............................................       4,809          94
  Preopening...................................................................                  10,979      2,131
                                                                                 ----------  ----------  ---------
                                                                                    114,283      15,112      2,131
                                                                                 ----------  ----------  ---------
Income (loss) from operations..................................................      22,740     (10,701)    (2,131)
OTHER INCOME (EXPENSE):
  Interest income..............................................................       1,400         127
  Interest expense.............................................................      (7,694)       (534)
                                                                                 ----------  ----------  ---------
                                                                                     (6,294)       (407)
                                                                                 ----------  ----------  ---------
Net income (loss) prior to preferred equity return.............................      16,446     (11,108)    (2,131)
Preferred equity return........................................................      (5,443)     (3,726)
                                                                                 ----------  ----------  ---------
Net income (loss) attributable to common equity partners.......................  $   11,003  $  (14,834) $  (2,131)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                   COMMON EQUITY (DEFICIT)                 PREFERRED EQUITY
                                             -----------------------------------  -----------------------------------     TOTAL
                                               GENERAL      LIMITED                 GENERAL      LIMITED                PARTNERS'
                                               PARTNER     PARTNERS      TOTAL      PARTNER     PARTNERS      TOTAL      EQUITY
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1994.................   $   3,681    $   1,131   $   4,812   $            $           $           $   4,812
  Capital contributions....................       5,066        1,484       6,550       5,336                    5,336      11,886
  Net loss.................................      (1,225)        (906)     (2,131)                                          (2,131)
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1995.................       7,522        1,709       9,231       5,336                    5,336      14,567
  Capital contributions....................                    3,850       3,850      15,220       15,194      30,414      34,264
  Net loss prior to preferred equity
    return.................................      (6,387)      (4,721)    (11,108)                                         (11,108)
  Preferred equity return..................      (2,142)      (1,584)     (3,726)      2,184        1,542       3,726
  Accrued preferred equity distribution....                                           (2,184)      (1,542)     (3,726)     (3,726)
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1996.................      (1,007)        (746)     (1,753)     20,556       15,194      35,750      33,997
  Net income prior to preferred equity
    return.................................       9,456        6,990      16,446                                           16,446
  Preferred equity return..................      (3,130)      (2,313)     (5,443)      3,136        2,307       5,443
  Accrued preferred equity distribution....                                           (3,136)      (2,307)     (5,443)     (5,443)
  Common equity distributions..............      (2,049)      (1,514)     (3,563)                                          (3,563)
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1997.................   $   3,270    $   2,417   $   5,687   $  20,556    $  15,194   $  35,750   $  41,437
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------
                                             -----------  -----------  ---------  -----------  -----------  ---------  -----------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1997         1996        1995
                                                                               -----------  ----------  ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss) attributable to common equity partners...................  $    11,003  $  (14,834) $   (2,131)
  Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
    Depreciation and amortization............................................       10,922         453          20
    Accrued preferred equity dividends.......................................        5,443       3,726
  Changes in operating assets and liabilities:
    Accounts receivable......................................................         (244)       (138)        238
    Other current assets.....................................................          527        (941)       (201)
    Accounts payable.........................................................        3,502       1,977       1,965
    Accrued interest payable.................................................        4,625       1,514
    Accrued liabilities......................................................        5,436       2,289          75
                                                                               -----------  ----------  ----------
      Net cash provided by (used in) operating activities....................       41,214      (5,954)        (34)
                                                                               -----------  ----------  ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow.............................................        1,805     (14,919)
  Purchases of property and equipment........................................     (112,867)    (51,955)     (7,445)
  Payments under development agreement.......................................      (13,586)     (6,946)     (4,405)
                                                                               -----------  ----------  ----------
      Net cash used in investing activities..................................     (124,648)    (73,820)    (11,850)
                                                                               -----------  ----------  ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Payments on installment contracts..........................................       (4,116)     (1,805)
  Payment of preferred return to partners....................................       (2,736)
  Proceeds from contributed capital..........................................                   34,264      11,886
  Repayment of long-term debt-related party..................................       (6,369)
  Proceeds from long-term debt...............................................      132,812      56,529
  Partnership equity distributions...........................................       (3,563)
  Other......................................................................         (553)
                                                                               -----------  ----------  ----------
      Net cash provided by financing activities..............................      115,475      88,988      11,886
                                                                               -----------  ----------  ----------
Net increase in cash and cash equivalents....................................       32,041       9,214           2
Cash and cash equivalents, beginning of year.................................        9,216           2
                                                                               -----------  ----------  ----------
Cash and cash equivalents, end of year.......................................  $    41,257  $    9,216  $        2
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

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

Temporary site improvements......................................     1 year
                                                                        5-31
Leasehold and shore improvements.................................      years
                                                                        5-20
Riverboat, docks and improvements................................      years
                                                                        5-10
Furniture, fixtures and equipment................................      years

    RESTRICTED CASH AND CASH EQUIVALENTS--Restricted cash and cash equivalents represents funds placed into an escrow account which may only be used to fund progress payments related to the construction of the Partnership's permanent landing facility.

    LICENSE APPLICATION FEES--License application fees associated with obtaining a gaming license have been capitalized and included in the balance sheet as a part of intangible assets at December 31, 1997 and 1996. These costs are being amortized over the life of the gaming license, which is five years. Accumulated amortization was $141 and $11 at December 31, 1997 and 1996, respectively.

    REVENUES AND PROMOTIONAL ALLOWANCES--The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                           1997       1996
                                                                         ---------  ---------
Admissions.............................................................  $   6,935  $     190
Food, beverage and other...............................................      1,200          4

    PREOPENING COSTS--Preopening costs, which consist primarily of labor, vessel rent, training and marketing costs incurred prior to the commencement of gaming operations, were expensed as incurred.

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

    ADVERTISING COSTS--The Partnership expenses advertising costs as incurred. Advertising expense was $4,877, $503 and $112 for the years ended December 31, 1997, 1996 and 1995, respectively.

    INCOME TAXES--No provision (credit) for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                      1997       1996
                                                                                   ----------  ---------
Land.............................................................................  $   16,045  $  16,015
Leasehold and shore improvements.................................................     102,050      5,892
Riverboat, docks and improvements................................................      40,815
Furniture, fixtures and equipment................................................      21,809      9,367
Construction in progress.........................................................       4,753     37,491
                                                                                   ----------  ---------
                                                                                      185,472     68,765
Less accumulated depreciation and amortization...................................     (10,442)      (416)
                                                                                   ----------  ---------
Net property and equipment.......................................................  $  175,030  $  68,349
                                                                                   ----------  ---------
                                                                                   ----------  ---------

3.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                      1997       1996
                                                                                   ----------  ---------
Capital loans payable to partners, interest at prime plus 6% (14.5% at December
 31, 1997), principal paid in equal annual installments through 2004.............  $  157,971  $  56,529
Notes payable, principal and interest payments due monthly through December 2001,
 interest payable at prime plus 1% (9.5% at December 31, 1997)...................      25,000
                                                                                   ----------  ---------
                                                                                      182,971     56,529
Less current maturities..........................................................     (25,832)    (7,066)
                                                                                   ----------  ---------
                                                                                   $  157,139  $  49,463
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    Interest expense on the capital loans from the partners compounds quarterly to the extent unpaid. Principal on the capital loans is amortized in equal annual installments through 2004. The Partnership is obligated to pay contemporaneously with distributions of Cash Flow, as defined, current and accrued interest, first, and then principal, on the Capital Loans to the Partners, pro rata, in relation to the principal balances of their respective Capital Loans then outstanding.

    The Notes payable are collateralized by the vessel and certain equipment.

    Interest expense to related parties amounted to $7,320 (net of $8,321 capitalized) and $636 (net of $874 capitalized) for the years ended December 31, 1997 and 1996, respectively.

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

    Maturities of long-term debt at December 31, 1997 are as follows:

1998.......................................................  $  25,832
1999.......................................................     26,156
2000.......................................................     26,507
2001.......................................................     36,769
2002.......................................................     22,566
Thereafter.................................................     45,141

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

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Partnership acquired equipment in the amount of $4,154 and $5,056 in 1997 and 1996, respectively, which was financed through installment contracts.

    The Partnership paid $12,004 ($11,712 to related parties) and $207 in interest for the years ended December 31, 1997 and 1996, respectively. No interest was paid in 1995.

6.  LEASES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1997, are as follows:

YEARS ENDING
DECEMBER 31,
----------------------------------------------------------------------------
1998........................................................................  $     420
1999........................................................................        402
2000........................................................................        179

    Rent expense, including related party leases, for the years ended December 31, 1997, 1996 and 1995 was $6,459, $2,837, and $148, respectively.

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

                          INDIANA GAMING COMPANY, L.P.

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

    The Partnership entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals were approximately $500 for these facilities. Total expense recognized under the leases was $5,665 and $2,462 in 1997 and 1996, respectively. These leases ended in 1997.

    Argosy provides certain services for the Partnership, primarily, centralized reservations and insurance. Reimbursement for these expenses has been included in the income statement in the appropriate cost categories.

    The Partnership has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $107 and $133 in 1997 and 1996, respectively.

8.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was $517, $52 and $5 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

    The Partnership has agreed to pay the City of Lawrenceburg $33,848 in reimbursements for infrastructure improvements and unrestricted grants. Subsequent to the commencement of operations at the temporary site, these have been recorded as an intangible asset in the balance sheet at December 31, 1997 and 1996. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the Development Agreement. Accumulated amortization was $1,151 and $50 at December 31, 1997 and 1996, respectively.

    Included in other long term obligations is $6,583 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). The remaining amount is payable as follows: $4,583 in 1998 and $2,000 in 1999.

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

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

       Consolidated Balance Sheets--December 31, 1997 and 1996.

       Consolidated Statements of Operations--years ended December 31, 1997, 1996 and 1995.

       Consolidated Statements of Stockholders' Equity--years ended December 31, 1997, 1996 and 1995.

       Notes to Consolidated Financial Statements.

       Report of Independent Auditors.

        2. The financial statement schedules of the Company have been omitted because they are either not required, or not applicable or the required information is shown in the financial statements or notes thereto.

        3. The exhibits listed on the "Index to Exhibits" on page 98 are filed with this Form 10-K or incorporated by reference as set forth below.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  3.1      Amended and Restated Certification of Incorporation of the Company) previously filed with the
             Securities and Exchange Commission ("SEC") as an Exhibit to the company's Registration Statement on
             Form S-1 (File No. 33-55878) and incorporated herein by reference).

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  4.8      Form of Pledge Agreement dated as of June 5, 1996 by and between First National Bank of Commerce, as
             Trustee, and the Company, as Pledgor (previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
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

 10.3(b)   Agreement between J. Thomas Long and the Company dated January 13, 1997. (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

 10.8      Employment Agreement between the Company and Virginia M. McDowell.

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
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

 10.15     Management Agreement dated April 11, 1994 by and between Indiana Gaming Company L.P. and The Indiana
             Gaming Company as amended by Amendment No. 1 to Management Agreement dated February 21, 1996
             (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December
             31, 1995 and incorporated herein by reference).

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

 10.20     Charter Agreement dated October 27, 1994 by and between President Riverboat Casino-New York, Inc. and
             The Missouri Gaming Company (previously filed with the SEC as an exhibit to the Company's Form 10-K dated March 31, 1995 and incorporated herein by reference).

 10.21     Form of Surety Bond and Guaranty, dated December 17, 1996, issued to the Indiana Gaming Commission, as obligee with USF&G, as surety. (previously filed with the SEC as an Exhibit to the Company's Form
             10-K for the year ended December 31, 1996 and incorporated herein by reference).

 10.22     Employment Agreement between the Company and James B. Perry.

 10.23     Employment Agreement between the Company and James G. Gulbrandsen.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 13        Portions of the 1997 Annual Report to Stockholders indicated on the Cross Reference Sheet and Table of
             Contents (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated March 18, 1998 and incorporated herein by reference).

 21        List of Subsidiaries

 24.1      Consent of Ernst & Young LLP

 24.2      Consent of Grant Thornton LLP

 25        Powers of Attorney of directors

------------------------

(b) The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1997:

    None

(c) The Exhibits filed herewith, if any, are identified on the Exhibit index

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1998.

                                ARGOSY GAMING COMPANY

                                By:              /s/ JAMES B. PERRY
                                     -----------------------------------------
                                                   James B. Perry
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JAMES B. PERRY
------------------------------  President and Chief           March 25, 1998
        James B. Perry            Executive Officer

                                Vice President-Chief
      /s/ DALE R. BLACK           Financial Officer
------------------------------    (Principal Accounting       March 25, 1998
        Dale R. Black             Officer)

    /s/ EDWARD F. BRENNAN*
------------------------------  Director
      Edward F. Brennan

   /s/ FELIX LANCE CALLIS*
------------------------------  Director
      Felix Lance Callis

   /s/ WILLIAM F. CELLINI*
------------------------------  Director
      William F. Cellini

   /s/ JIMMY F. GALLAGHER*
------------------------------  Director
      Jimmy F. Gallagher

  /s/ JOHN BIGGS PRATT, SR.*
------------------------------  Director
    John Biggs Pratt, Sr.

     /s/ WILLIAM MCENERY*
------------------------------  Director
       William McEnery

*BY:     /s/ JAMES B. PERRY
      -------------------------
           James B. Perry
          ATTORNEY-IN-FACT
           March 25, 1998

                             ARGOSY GAMING COMPANY

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
                           DECEMBER 31, 1997 AND 1996
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
  CURRENT ASSETS:
    Cash and cash equivalents.............................................................  $    5,787  $   14,516
    Income taxes receivable...............................................................       1,176      11,111
    Receivables...........................................................................         698         828
    Deferred income taxes.................................................................         768
    Other current assets..................................................................       1,677       2,898
                                                                                            ----------  ----------
      Total current assets................................................................      10,106      29,353
    Net property and equipment............................................................       1,153      15,475
    Restricted cash and cash equivalents..................................................      12,431      69,632
    Investment in and advances to consolidated subsidiaries...............................     351,356     297,601
    Other assets..........................................................................      14,907      12,422
    Deferred taxes........................................................................       1,521       8,743
                                                                                            ----------  ----------
  TOTAL ASSETS............................................................................  $  391,474  $  433,226
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities..............................................  $    8,811  $   10,525
    Long-term debt........................................................................     350,000     350,000
    Deferred income taxes.................................................................
    Stockholders' equity:
    Common stock, $01 par; 60,000,000 shares authorized; 24,498,353 and 24,333,333 shares
      issued and outstanding in 1997 and 1996, respectively...............................         245         243
    Capital in excess of par..............................................................      72,038      71,865
    Retained (deficit) earnings...........................................................     (39,620)        593
                                                                                            ----------  ----------
                                                                                                32,663      72,701
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................  $  391,474  $  433,226
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See accompanying notes to financial statements.

                             ARGOSY GAMING COMPANY

            CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
                        DECEMBER 31, 1997, 1996 AND 1995
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
REVENUES
Management fees and other.....................................................  $    5,795  $    4,875  $    4,071
COSTS AND EXPENSES
General and administrative....................................................      23,035      15,208      13,101
Development and preopening costs..............................................         595         835       1,060
                                                                                ----------  ----------  ----------
                                                                                    23,630      16,043      14,161
                                                                                ----------  ----------  ----------
Loss from operations..........................................................     (17,835)    (11,168)    (10,090)
Net interest expense..........................................................     (32,145)    (22,177)     (8,964)
Equity in net income (loss) of consolidated subsidiaries......................       7,287      (6,769)     18,042
                                                                                ----------  ----------  ----------
Loss before income taxes and extraordinary items..............................     (42,693)    (40,114)     (1,012)
Income tax benefit............................................................       2,480      16,165       7,965
                                                                                ----------  ----------  ----------
Net loss before extraordinary item............................................     (40,213)    (23,949)      6,953
                                                                                ----------  ----------  ----------
Extraordinary loss on extinguishment of debt (net of income tax benefit of
  $594).......................................................................                    (890)
                                                                                ----------  ----------  ----------
Net (loss) income.............................................................  $  (40,213) $  (24,839) $    6,953
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See accompanying notes to financial statements.

                             ARGOSY GAMING COMPANY
     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
                        DECEMBER 31, 1997, 1996 AND 1995
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1997        1996         1995
                                                                               ----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................................................  $  (40,213) $   (24,839) $    6,953
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
  Depreciation...............................................................       2,100        1,671       1,437
  Amortization...............................................................       1,933        1,761       1,568
  Extraordinary item.........................................................                      890
  Writedown of assets held for sale..........................................       9,600
  Compensation expense recognized on issuance of stock.......................         175
  Deferred income taxes......................................................       6,454       (8,596)        486
  Changes in operating assets and liabilities:
    Other current assets.....................................................      11,254      (11,741)     (1,019)
    Accounts payable and accrued liabilities.................................      (1,714)       2,866       4,500
                                                                               ----------  -----------  ----------
      Net cash (used in) provided by operating activities....................     (10,411)     (37,988)     13,925
                                                                               ----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities.............................................                    1,952         548
  Purchases of marketable securities.........................................                     (126)
  Investment in and advances to subsidiaries.................................     (53,350)     (52,719)    (54,592)
  Restricted cash held by trustee............................................      57,201      (69,632)
  Purchases of property and equipment........................................      (2,084)      (7,641)     (5,509)
                                                                               ----------  -----------  ----------
    Net cash provided by (used in) investing activities......................       1,767     (128,166)    (59,553)
                                                                               ----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit...............................................                   44,500      49,500
  Retirement of line of credit...............................................                  (90,000)     (4,000)
  Proceeds from the issuance of long term debt...............................                  235,000
  Increase in other assets...................................................                                 (180)
  Increase in deferred finance costs.........................................         (85)      (9,716)     (2,441)
                                                                               ----------  -----------  ----------
    Net cash (used in) provided by financing activities......................         (85)     179,784      42,879
                                                                               ----------  -----------  ----------
Net (decrease) increase in cash and cash equivalents.........................      (8,729)      13,630      (2,749)
Cash and cash equivalents, beginning of year.................................      14,516          886       3,635
                                                                               ----------  -----------  ----------
Cash and cash equivalents, end of year.......................................  $    5,787  $    14,516  $      886
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------

                See accompanying notes to financial statements.

                             ARGOSY GAMING COMPANY
     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) NOTES TO FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
                        DECEMBER 31, 1997, 1996 AND 1995

BASIS OF PRESENTATION

    The accompanying condensed financial information of Argosy Gaming Company ("Argosy") includes the accounts of Argosy, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy.