Form 10-Q
period 1998-03-31
ARGOSY GAMING CO
filed 1998-05-14
CIK 895385

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,498,333 shares of Common Stock, $.01 par value per share, as of May 11, 1998.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY
         Condensed Consolidated Balance Sheets                                                   1
         Condensed Consolidated Statements of Operations                                         2
         Condensed Consolidated Statements of Cash Flows                                         3
         Notes to Condensed Consolidated Financial Statements                                    4


FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE NOTES PROVIDED
  PURSUANT TO RULE 3-10 OF REGULATION S-X.

         FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
             Condensed Balance Sheets                                                            9
             Condensed Statements of Income                                                     10
             Condensed Statements of Cash Flows                                                 11
             Notes to Condensed Financial Statements                                            12

         FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY
             Condensed Balance Sheets                                                           13
             Condensed Statements of Operations                                                 14
             Condensed Statements of Cash Flows                                                 15
             Notes to Condensed Financial Statements                                            16

         FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
             Condensed Consolidated Balance Sheets                                              17
             Condensed Consolidated Statements of Operations                                    18
             Condensed Consolidated Statements of Cash Flows                                    19
             Notes to Condensed Consolidated Financial Statements                               20

         FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
             Condensed Balance Sheets                                                           21
             Condensed Statements of Operations                                                 22
             Condensed Statements of Cash Flows                                                 23
             Notes to Condensed Financial Statements                                            24

         FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
             Condensed Balance Sheets                                                           25
             Condensed Statements of Operations                                                 26
             Condensed Statements of Cash Flows                                                 27
             Notes to Condensed Financial Statements                                            28

         FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
             Condensed Consolidated Balance Sheets                                              29
             Condensed Consolidated Statements of Operations                                    30
             Condensed Consolidated Statements of Cash Flows                                    31
             Notes to Condensed Consolidated Financial Statements                               32


         FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
             Condensed Balance Sheets                                                           34
             Condensed Statements of Income                                                     35
             Condensed Statements of Cash Flows                                                 36
             Notes to Condensed Financial Statements                                            37




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS          39


                                    PART II


Item 1  Legal Proceedings                                                                       46
Item 2  Changes in Securities                                                                   50
Item 3  Defaults upon Senior Securities                                                         50
Item 4  Submission of Matters to a Vote of Security Holders                                     50
Item 5  Other Information                                                                       50
Item 6  Exhibits and Reports on Form 8-K                                                        50


                              ARGOSY GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                             -----------  ------------
                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                               $  64,301     $  59,354
     Other current assets                                       10,380        10,629
                                                             -----------  ------------
          Total current assets                                  74,681        69,983
                                                             -----------  ------------

PROPERTY AND EQUIPMENT, NET                                    398,012       390,343
                                                             -----------  ------------

OTHER ASSETS:
     Restricted cash and cash equivalents                       17,403        25,545
     Goodwill and other intangible assets, net                  54,128        54,689
     Other, net                                                 18,802        19,296
                                                             -----------  ------------
          Total other assets                                    90,333        99,530
                                                             -----------  ------------
TOTAL ASSETS                                                $  563,026    $  559,856
                                                             -----------  ------------
                                                             -----------  ------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                $  58,889     $  47,780
     Other current liabilities                                  20,933        21,219
                                                             -----------  ------------
          Total current liabilities                             79,822        68,999
                                                             -----------  ------------

LONG-TERM DEBT                                                 430,210       436,442
OTHER LONG-TERM OBLIGATIONS                                      2,886         4,133
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES       19,916        17,619

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;
        24,498,333 shares issued and outstanding                   245           245
     Capital in excess of par                                   72,104        72,038
     Retained deficit                                          (42,157)      (39,620)
                                                             -----------  ------------
          Total stockholders' equity                            30,192        32,663
                                                             -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  563,026    $  559,856
                                                             -----------  ------------
                                                             -----------  ------------

    See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                                                  THREE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
REVENUES:
     Casino                                                   $  108,323    $   76,292
     Admissions                                                    3,191         4,023
     Food, beverage and other                                     11,133         8,362
                                                              -----------   -----------
                                                                 122,647        88,677
     Less promotional allowances                                  (6,947)       (6,182)
                                                              -----------   -----------
Net revenues                                                     115,700        82,495
                                                              -----------   -----------

COSTS AND EXPENSES:
     Casino                                                       52,623        39,221
     Food, beverage and other                                      9,349         6,891
     Other operating expenses                                      6,618         6,974
     Selling, general and administrative                          23,267        17,641
     Depreciation and amortization                                 8,066         7,894
     Development and preopening costs                                126           163
     Severance expense                                                --         1,750
                                                              -----------   -----------
                                                                 100,049        80,534
                                                              -----------   -----------
Income from operations                                            15,651         1,961
                                                              -----------   -----------

OTHER INCOME (EXPENSE):
     Interest income                                                 810         1,442
     Interest expense                                            (14,292)      (11,902)
                                                              -----------   -----------
                                                                 (13,482)      (10,460)
                                                              -----------   -----------

Income (loss) before income taxes and minority interests           2,169        (8,499)
Minority interests                                                (4,606)         (864)
Income tax (expense) benefit                                        (100)          346
                                                              -----------   -----------

Net loss                                                      $   (2,537)   $   (9,017)
                                                              -----------   -----------
                                                              -----------   -----------

Net loss per share                                            $    (0.10)   $    (0.37)
                                                              -----------   -----------
                                                              -----------   -----------

    See accompanying notes to condensed consolidated financial statements.

                             ARGOSY GAMING COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                                          THREE MONTHS ENDED
                                                                     --------------------------
                                                                      MARCH 31,       MARCH 31,
                                                                        1998            1997
                                                                     -----------    -----------
                                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $  (2,537)     $  (9,017)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation                                                        7,438          7,379
     Amortization                                                        1,075          1,037
     Compensation expense recognized on issuance of stock                   66             --
     Deferred income taxes                                                  --           (346)
     Minority interests                                                  4,606            864
     Changes in operating assets and liabilities:
     Other current assets                                                  499          7,470
     Deposits                                                             (270)          (170)
     Accounts payable and other current liabilities                     11,108         15,969
                                                                     -----------    -----------
          Net cash provided by operating activities                     21,985         23,186
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (15,107)       (16,242)
     Decrease in restricted cash held by trustees                        8,142          3,926
     Decrease in long term obligations                                  (1,247)        (1,719)
     Increase in other assets                                               --           (379)
                                                                     -----------    -----------
          Net cash used in investing activities                         (8,212)       (14,414)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and installment contracts               (6,518)        (1,819)
     Proceeds from partner loans                                            --          5,782
     Repayment of partner loans                                         (1,714)            --
     Partnership equity distributions                                     (594)            --
     Increase in other assets                                               --           (189)
                                                                     -----------    -----------
          Net cash (used in) provided by financing activities           (8,826)         3,774
                                                                     -----------    -----------
Net increase in cash and cash equivalents                                4,947         12,546
Cash and cash equivalents, beginning of period                          59,354         38,284
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $  64,301      $  50,830
                                                                     -----------    -----------
                                                                     -----------    -----------

    See accompanying notes to condensed consolidated financial statements.

                             ARGOSY GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (In Thousands, Except Per Share Data)





1.   BASIS OF PRESENTATION

     Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through its subsidiaries, operates riverboat casinos in Alton, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Indiana Gaming Company, L.P., ("Indiana Partnership") a limited partnership in which the Company is general partner and holds a 57.5% partnership interest, opened a riverboat casino and related entertainment and support facilities at a temporary site in Lawrenceburg, Indiana on December 10, 1996. The Indiana Partnership opened its permanent pavilion on December 10, 1997.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation. Because the Company is in a loss position, its restricted common stock and stock options outstanding are anti-dilutive. The weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 were 24,333,333 shares.

     As of March 31, 1998 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $15,233 against its deferred tax assets.

                             ARGOSY GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
                     (In Thousands, Except Per Share Data)





2.   COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA DEVELOPMENT--On December 10, 1996 the Indiana
Partnership was awarded a gaming license and commenced operations.    Under
terms of the Lawrenceburg partnership agreement, after the third anniversary date of commencement of operations at the Lawrenceburg casino, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Indiana Partnership will be sold in its entirety.

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

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has proposed certain adjustments with respect to the Company and the Predecessor for the 1992 and 1993 tax years principally regarding the S Corporation status. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,600, including interest through March 31, 1998, but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

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

                             ARGOSY GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
                     (In Thousands, Except Per Share Data)





3.   SUBSIDIARY GUARANTORS

     The Company has issued $235 million First Mortgage Notes, due 2004, ("Mortgage Notes"). The Mortgage Notes rank senior in right of payment to all existing and future indebtedness of the Company.

     The Mortgage Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company:
Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and The Indiana Gaming Company (the "Guarantors"). The Mortgage Notes are secured, subject to certain prior liens, by a first lien on (i) substantially all of the assets of the Company including the assets used in the Company's Alton, Riverside, Baton Rouge and Sioux City operations, (ii) a pledge of all the capital stock of, and partnership interests in, the Company's subsidiaries, excluding the Company's partnership interest in its Sioux City property, (iii) a pledge of the intercompany notes payable to the Company from its subsidiaries and (iv) an assignment of the proceeds of the management agreement relating to the Lawrenceburg Casino project. The collateral for the Mortgage Notes does not include assets of the Indiana Partnership.

     The following tables present summarized balance sheet information of the Company as of March 31, 1998 and December 31, 1997 and summarized operating statement information for the three months ended March 31, 1998 and 1997.
The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casino in Sioux City and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                             ARGOSY GAMING COMPANY
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (unaudited) continued
                    (In Thousands, Except Per Share Data)

     Summarized balance sheet information as of March 31, 1998 and December 31, 1997 is as follows:

                                                             MARCH 31, 1998
                                  ---------------------------------------------------------------------
                                   PARENT                         NON-
                                   COMPANY      GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  ---------     ----------     ----------   ------------   ------------
ASSETS:
     Current assets               $  25,851     $   25,509     $   41,226   $   (17,905)   $    74,681
     Non-current assets             373,345        366,281        220,945      (472,226)       488,345
                                  ---------     ----------     ----------   ------------   ------------
                                  $ 399,196     $  391,790     $  262,171   $  (490,131)   $   563,026
                                  ---------     ----------     ----------   ------------   ------------
                                  ---------     ----------     ----------   ------------   ------------

LIABILITIES AND EQUITY:
     Current liabilities          $  19,004     $   40,271     $   62,596   $   (29,074)   $    92,797
     Non-current liabilities        350,000        298,869        153,721      (362,553)       440,037
     Stockholders' equity            30,192         52,650         45,854       (98,504)        30,192
                                  ---------     ----------     ----------   ------------   ------------
                                  $ 399,196     $  391,790     $  262,171   $  (490,131)   $   563,026
                                  ---------     ----------     ----------   ------------   ------------
                                  ---------     ----------     ----------   ------------   ------------


                                                            DECEMBER 31, 1997
                                  ---------------------------------------------------------------------
                                   PARENT                         NON-
                                   COMPANY      GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  ---------     ----------     ----------   ------------   ------------
ASSETS:
     Current assets               $  10,106     $   27,874     $   44,581   $   (12,578)   $    69,983
     Non-current assets             381,368        387,009        222,577      (501,081)       489,873
                                  ---------     ----------     ----------   ------------   ------------
                                  $ 391,474     $  414,883     $  267,158   $  (513,659)   $   559,856
                                  ---------     ----------     ----------   ------------   ------------
                                  ---------     ----------     ----------   ------------   ------------

LIABILITIES AND EQUITY:
     Current liabilities          $   8,811     $   20,595     $   57,088   $   (17,495)   $    68,999
     Non-current liabilities        350,000        348,504        169,605      (409,915)       458,194
     Stockholders' equity            32,663         45,784         40,465       (86,249)        32,663
                                  ---------     ----------     ----------   ------------   ------------
                                  $ 391,474     $  414,883     $  267,158   $  (513,659)   $   559,856
                                  ---------     ----------     ----------   ------------   ------------
                                  ---------     ----------     ----------   ------------   ------------

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (unaudited) continued
                      (In Thousands, Except Per Share Data)

     Summarized operating statement information for the three months ended March 31, 1998 and 1997 is as follows:

                                                        THREE MONTHS ENDED MARCH 31, 1998
                                     -------------------------------------------------------------------
                                     PARENT                         NON-
                                     COMPANY      GUARANTORS     GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                     -------      ----------     ----------   ------------  ------------
Net revenues                         $   167      $  55,620      $  65,228    $    (5,315)   $  115,700
Costs and expenses                     2,873         48,444         49,505           (773)      100,049
Net interest expense (income)          9,536         (1,305)         4,900            351        13,482
Net (loss) income                     (2,537)         4,547          9,421        (13,968)       (2,537)

                                                        THREE MONTHS ENDED MARCH 31, 1997
                                     -------------------------------------------------------------------
                                     PARENT                         NON-
                                     COMPANY      GUARANTORS     GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                     -------      ----------     ----------   ------------  ------------
Net revenues                         $ 1,858      $  48,830      $  33,012     $  (1,205)     $  82,495
Costs and expenses                     5,724         46,718         29,715        (1,623)        80,534
Net interest expense                   8,067            554          1,359           480         10,460
Net (loss) income                     (9,017)           740            575        (1,315)        (9,017)


                               ALTON GAMING COMPANY
                             CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                         MARCH 31,    DECEMBER 31,
                                                           1998           1997
                                                        -----------   ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash                                               $   3,793     $   3,807
     Other current assets                                   1,345         1,450
                                                        -----------   ------------
          Total current assets                              5,138         5,257

DUE FROM AFFILIATES                                        14,177        10,405

NET PROPERTY AND EQUIPMENT                                 26,674        27,447

OTHER ASSETS                                                    5             6
                                                        -----------   ------------

TOTAL ASSETS                                            $  45,994     $  43,115
                                                        -----------   ------------
                                                        -----------   ------------

CURRENT LIABILITIES:
     Accounts payable                                   $     562     $     799
     Income taxes payable to affiliate                      1,245           214
     Other accrued liabilities                              4,755         4,395
                                                        -----------   ------------
          Total current liabilities                         6,562         5,408
                                                        -----------   ------------

OTHER LONG-TERM OBLIGATIONS - RELATED PARTY                   189           186

DEFERRED INCOME TAXES                                       3,784         3,745

STOCKHOLDER'S EQUITY:
     Common stock - $1 par value, 1,000 shares
        authorized, issued and outstanding                      1             1
     Capital in excess of par                                 256           256
     Retained earnings                                     35,202        33,519
                                                        -----------   ------------
          Total stockholder's equity                       35,459        33,776
                                                        -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $  45,994     $  43,115
                                                        -----------   ------------
                                                        -----------   ------------

          See accompanying notes to condensed financial statements.

                               ALTON GAMING COMPANY
                          CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)


                                                            THREE MONTHS ENDED
                                                        -------------------------
                                                         MARCH 31,     MARCH 31,
                                                           1998          1997
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
REVENUES:
     Casino                                             $  17,029     $  16,422
     Food, beverage and other                               1,633         1,817
                                                        -----------   -----------
                                                           18,662        18,239
     Less promotional allowances                             (604)         (497)
                                                        -----------   -----------
Net revenues                                               18,058        17,742

COSTS AND EXPENSES
     Casino                                                 7,948         8,139
     Food, beverage and other                               1,503         1,770
     Other operating expenses                               1,347         1,452
     Selling, general and administrative                    2,903         2,731
     Depreciation and amortization                            964         1,020
     Management fees - related party                          661           821
                                                        -----------   -----------
                                                           15,326        15,933
                                                        -----------   -----------
Income from operations                                      2,732         1,809
                                                        -----------   -----------

OTHER INCOME (EXPENSE)
     Interest income                                           24             9
     Interest expense                                          (4)           (3)
                                                        -----------   -----------
                                                               20             6
                                                        -----------   -----------
Income before income taxes                                  2,752         1,815
Income tax expense                                          1,069           726
                                                        -----------   -----------

Net income                                               $  1,683      $  1,089
                                                        -----------   -----------
                                                        -----------   -----------

         See accompanying notes to condensed financial statements.

                               ALTON GAMING COMPANY
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)


                                                                  THREE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  1,683      $  1,089
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                 964         1,020
       Deferred income taxes                                         39             6
       Changes in operating assets and liabilities:
            Other current assets                                    105          (185)
            Accounts payable                                       (237)         (602)
            Income taxes payable to affiliate                     1,031           721
            Other accrued liabilities                               360           411
                                                              -----------   -----------
            Net cash provided by operating activities             3,945         2,460
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (190)         (252)
                                                              -----------   -----------
           Net cash used in investing activities                   (190)         (252)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliate                                               (3,772)       (2,928)
Increase in other long-term obligations - related party               3             4
                                                              -----------   -----------
           Net cash used in financing activities                 (3,769)       (2,924)
                                                              -----------   -----------

Net decrease in cash and cash equivalents                           (14)         (716)
Cash and cash equivalents, beginning of period                    3,807         3,563
                                                              -----------   -----------
Cash and cash equivalents, end of period                       $  3,793      $  2,847
                                                              -----------   -----------
                                                              -----------   -----------


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

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has proposed certain adjustments with respect to the Company and the Predecessor for the 1992 and 1993 tax years principally regarding the S Corporation status. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,600, including interest through March 31, 1998, but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         THE MISSOURI GAMING COMPANY
                          CONDENSED BALANCE SHEETS
              (In Thousands, Except Share and Per Share Data)

                                                        MARCH 31,   DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash                                              $    4,416   $     3,629
     Income taxes receivable from affiliate                   340            94
     Other current assets                                   1,874         1,897
                                                       -----------  ------------
          Total current assets                              6,630         5,620

NET PROPERTY AND EQUIPMENT                                 69,551        70,878

OTHER ASSETS                                                1,908         2,198
                                                       -----------  ------------

TOTAL ASSETS                                           $   78,089   $    78,696
                                                       -----------  ------------
                                                       -----------  ------------

CURRENT LIABILITIES:
     Accounts payable                                  $    1,657   $     1,352
     Other accrued liabilities                              4,749         3,692
                                                       -----------  ------------
          Total current liabilities                         6,406         5,044
                                                       -----------  ------------

DUE TO AFFILIATES                                          54,285        56,007

DEFERRED INCOME TAXES                                       2,020         1,851

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1000 shares
        authorized issued and outstanding
     Capital in excess of par                               5,000         5,000
     Retained earnings                                     10,378        10,794
                                                       -----------  ------------
          Total stockholder's equity                       15,378        15,794
                                                       -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $   78,089   $    78,696
                                                       -----------  ------------
                                                       -----------  ------------

            See accompanying notes to condensed financial statements.

                         THE MISSOURI GAMING COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                          THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                           1998           1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES
     Casino                                            $   18,359     $  16,450
     Food, beverage and other                               3,053         2,497
                                                       -----------    -----------
                                                           21,412        18,947
     Less promotional allowances                           (1,798)       (1,160)
                                                       -----------    -----------
Net revenues                                               19,614        17,787
                                                       -----------    -----------


COSTS AND EXPENSES
     Casino                                                10,101         8,758
     Food, beverage and other                               2,362         2,096
     Other operating expenses                               1,105           960
     Selling, general and administrative                    3,955         2,960
     Depreciation and amortization                          1,477         1,369
                                                       -----------    -----------
                                                           19,000        16,143
                                                       -----------    -----------
Income from operations                                        614         1,644
                                                       -----------    -----------

OTHER INCOME (EXPENSE):
Interest income                                                17            35
Interest expense                                           (1,208)       (1,394)
                                                       -----------    -----------
                                                           (1,191)       (1,359)
                                                       -----------    -----------
(Loss) income before income taxes                            (577)          285
Income tax (benefit) expense                                 (161)          137
                                                       -----------    -----------
Net (loss) income                                      $     (416)    $     148
                                                       -----------    -----------
                                                       -----------    -----------

          See accompanying notes to condensed financial statements.

                        THE MISSOURI GAMING COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                        $   (416)     $    148
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
     Depreciation                                           1,437         1,309
     Amortization                                              40            60
     Deferred income taxes                                     85          (249)
     Changes in operating assets and liabilities:
          Income taxes receivable from affiliate             (246)          386
          Other current assets                                107             3
          Accounts payable                                    305        (1,484)
          Other accrued liabilities                         1,057         1,208
          Other assets                                        250           250
                                                       -----------    -----------
          Net cash provided by operating activities         2,619         1,631
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (110)         (595)
                                                       -----------    -----------
     Net cash used in investing activities                   (110)         (595)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                              --           (95)
Due to affiliate                                           (1,722)        1,496
                                                       -----------    -----------
     Net cash (used in) provided by  financing
       activities                                          (1,722)        1,401
                                                       -----------    -----------

Net increase in cash and cash equivalents                     787         2,437
Cash and cash equivalents, beginning of period              3,629         6,143
                                                       -----------    -----------
Cash and cash equivalents, end of period                 $  4,416      $  8,580
                                                       -----------    -----------
                                                       -----------    -----------

          See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars In Thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Missouri Gaming Company ("Company") (a Missouri corporation and a wholly owned subsidiary of Argosy Gaming Company, ("Argosy")) owns and operates a riverboat casino and related facilities in Riverside, Missouri.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.   COMMITMENTS AND CONTINGENCIES

     The Company is restricted from making certain distributions to Argosy and other affiliates unless approved by state gaming authorities.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due
2004 ("Mortgage Notes").  The assets of the Company are pledged as
collateral, and the Company is a guarantor, under the terms of the   Mortgage
Notes.

                            ARGOSY OF LOUISIANA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                          MARCH 31,   DECEMBER 31,
                                                            1998          1997
                                                         -----------  ------------
                                                         (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                           $   3,171     $   3,429
     Other current assets                                      822         1,655
                                                         -----------  ------------
          Total current assets                               3,993         5,084

NET PROPERTY AND EQUIPMENT                                  43,047        43,896

OTHER ASSETS                                                 1,794         1,821
                                                         -----------  ------------

TOTAL ASSETS                                             $  48,834     $  50,801
                                                         -----------  ------------
                                                         -----------  ------------

CURRENT LIABILITIES:
     Accounts payable                                    $     839     $     771
     Due to affiliates                                       2,048         1,795
     Other accrued liabilities                               5,327         5,013
     Current maturities of long-term debt-related party     10,268        10,268
                                                         -----------  ------------
          Total current liabilities                         18,482        17,847
                                                         -----------  ------------

LONG-TERM DEBT-RELATED PARTY                                37,842        37,842

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                2,418         2,672

STOCKHOLDER'S DEFICIT:
     Common stock - $1 par value, 1,000 shares
        authorized issued and outstanding                        1             1
     Accumulated deficit                                    (9,909)       (7,561)
                                                         -----------  ------------
          Total stockholder's deficit                       (9,908)       (7,560)
                                                         -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT              $  48,834     $  50,801
                                                         -----------  ------------
                                                         -----------  ------------

    See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998            1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES
     Casino                                            $   12,104     $  12,791
     Food, beverage and other                               1,684         1,713
                                                       -----------    -----------
                                                           13,788        14,504
     Less promotional allowances                           (1,084)         (991)
                                                       -----------    -----------
Net revenues                                               12,704        13,513
                                                       -----------    -----------

COST AND EXPENSES
     Casino                                                 7,472         7,331
     Food, beverage and other                               1,498         1,634
     Other operating expenses                               1,390         1,324
     Selling, general and administrative                    3,322         3,014
     Depreciation and amortization                          1,293         1,392
                                                       -----------    -----------
                                                           14,975        14,695
                                                       -----------    -----------

Loss from operations                                       (2,271)       (1,182)
Interest (expense) income net:
     Interest to related party                               (351)         (401)
     Other                                                     20            20
                                                       -----------    -----------

Loss  before minority interest and income taxes            (2,602)       (1,563)
Minority interest                                             254           416
Income tax benefit                                             --           150
                                                       -----------    -----------
Net loss                                               $   (2,348)    $    (997)
                                                       -----------    -----------
                                                       -----------    -----------

    See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (2,348)     $   (997)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation                                           1,266         1,272
     Amortization                                              27           120
     Minority interest                                       (254)         (150)
     Deferred income taxes                                     --          (321)
     Changes in operating assets and liabilities:
          Other current assets                                833           (65)
          Accounts payable                                     68           403
          Other accrued liabilities                           314            (8)
                                                       -----------    -----------
          Net cash (used in) provided by operating
            activities                                        (94)          254
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (417)         (117)
                                                       -----------    -----------
     Net cash used in investing activities                   (417)         (117)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from affiliates                          253           587
                                                       -----------    -----------
     Net cash provided by financing activities                253           587
                                                       -----------    -----------

Net (decrease) increase in cash and cash equivalents         (258)          724
Cash and cash equivalents, beginning of period              3,429         3,051
                                                       -----------    -----------
Cash and cash equivalents, end of period               $    3,171      $  3,775
                                                       -----------    -----------
                                                       -----------    -----------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.   COMMITMENTS

     The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz have an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger, until construction of a hotel commences by Jazz or another Argosy affiliate. Argosy has guaranteed the additional $2.50 per passenger. Through March 31, 1998, the Company has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED BALANCE SHEETS
                                  (In Thousands)

                                                         MARCH 31,   DECEMBER 31,
                                                            1998        1997
                                                        -----------  ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                          $   3,171     $   3,429
     Other current assets                                     708           802
                                                        -----------  ------------
          Total current assets                              3,879         4,231

NET PROPERTY AND EQUIPMENT                                 42,730        43,579

OTHER ASSETS                                                1,794         1,821
                                                        -----------  ------------

TOTAL ASSETS                                            $  48,403     $  49,631
                                                        -----------  ------------
                                                        -----------  ------------

CURRENT LIABILITIES:
     Accounts payable                                   $     556     $     771
     Other accrued liabilities                              4,996         4,071
     Accrued interest-related party                         1,253           902
     Due to affiliates                                      2,048         1,795
     Notes payable and current maturities of long-term
       debt-related party                                  10,268        10,268
                                                        -----------  ------------
          Total current liabilities                        19,121        17,807

LONG-TERM DEBT-RELATED PARTY                                9,103         9,103
PARTNERS' EQUITY                                           20,179        22,721
                                                        -----------  ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $  48,403     $  49,631
                                                        -----------  ------------
                                                        -----------  ------------

           See accompanying notes to condensed financial statements.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                        MARCH 31,     MARCH 31,
                                                          1998           1997
                                                       -----------   -----------
                                                       (UNAUDITED)   (UNAUDITED)
REVENUES:
     Casino                                            $   12,104     $  12,791
     Food, beverage and other                               1,684         1,713
                                                       -----------   -----------
                                                           13,788        14,504
     Less promotional allowances                           (1,084)         (991)
                                                       -----------   -----------
Net revenues                                               12,704        13,513
                                                       -----------   -----------

COSTS AND EXPENSES
     Casino                                                 7,472         7,331
     Food, beverage and other                               1,498         1,634
     Other operating expenses                               1,390         1,324
     Selling, general and administrative                    3,262         2,947
     Depreciation and amortization                          1,293         1,392
                                                       -----------   -----------
                                                           14,915        14,628
                                                       -----------   -----------

Loss from operations                                       (2,211)       (1,115)
INTEREST (EXPENSE) INCOME (NET):
     Related parties                                         (351)         (401)
     Other                                                     20            20
                                                       -----------   -----------
                                                             (331)         (381)
                                                       -----------   -----------
Net loss                                               $   (2,542)    $  (1,496)
                                                       -----------   -----------
                                                       -----------   -----------

           See accompanying notes to condensed financial statements.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (2,542)    $  (1,496)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation                                           1,266         1,272
     Amortization                                              27           120
     Changes in operating assets and liabilities:
          Other current assets                                 94            26
          Accounts payable                                   (215)          403
          Accrued interest to related parties                 351           401
          Other accrued liabilities                           925          (472)
                                                       -----------    -----------
     Net cash (used in) provided by operating
       activities                                             (94)          254
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (417)         (117)
                                                       -----------    -----------
     Net cash used in investing activities                   (417)         (117)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from affiliates                          253           587
                                                       -----------    -----------
     Net cash provided by financing activities                253           587
                                                       -----------    -----------
Net (decrease) increase in cash and cash equivalents         (258)          724
Cash and cash equivalents, beginning of period              3,429         3,051
                                                       -----------    -----------
Cash and cash equivalents, end of period               $    3,171     $   3,775
                                                       -----------    -----------
                                                       -----------    -----------

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2.   COMMITMENTS

     The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz have an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until construction of a hotel commences by Jazz or another Argosy affiliate. Argosy has guaranteed the additional $2.50 per passenger. Through March 31, 1998, the Partnership has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") . The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.

                             JAZZ ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                         MARCH 31,   DECEMBER 31,
                                                           1998           1997
                                                        -----------  ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                          $      --     $      20
     Other current assets                                     295           137
                                                        -----------  ------------
        Total current assets                                  295           157

NET PROPERTY AND EQUIPMENT                                 54,233        54,593
GOODWILL, NET                                              19,773        19,922
NOTE RECEIVABLE                                             1,892         1,892
OTHER ASSETS                                                3,074         3,390
                                                        -----------  ------------
TOTAL ASSETS                                            $  79,267     $  79,954
                                                        -----------  ------------
                                                        -----------  ------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities           $   3,241     $   3,000
     Current maturities of long-term debt                     491           491
                                                        -----------  ------------
        Total current liabilities                           3,732         3,491
                                                        -----------  ------------

LONG-TERM DEBT                                             81,248        81,237
STOCKHOLDER'S DEFICIT
     Common stock, no par value, 100,000 shares
       authorized, 200 shares issued and
       outstanding
     Retained deficit                                      (5,713)       (4,774)
                                                        -----------  ------------
         Total stockholders's deficit                      (5,713)       (4,774)
                                                        -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT             $  79,267     $  79,954
                                                        -----------  ------------
                                                        -----------  ------------

           See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                            THREE MONTHS ENDED
                                                        --------------------------
                                                         MARCH 31,      MARCH 31,
                                                           1998           1997
                                                        -----------    -----------
                                                        (UNAUDITED)    (UNAUDITED)
REVENUES:
     Lease revenue                                       $    754       $   767
     Rent revenue                                              89            89
                                                        -----------    -----------
                                                              843           856
                                                        -----------    -----------

COSTS AND EXPENSES:
     Operating expenses                                       260           145
     Selling, general and administrative                      396           339
     Depreciation and amortization                            652           589
                                                        -----------    -----------
                                                            1,308         1,073
                                                        -----------    -----------

Loss from operations                                         (465)         (217)

OTHER EXPENSE:
     Interest expense                                        (220)         (230)
     Equity in loss of unconsolidated partnership            (254)         (150)
                                                        -----------    -----------
Net loss                                                 $   (939)      $  (597)
                                                        -----------    -----------
                                                        -----------    -----------

           See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $   (939)      $  (597)
Adjustments to reconcile net loss provided by
   operating activities:
     Depreciation                                             439           439
     Amortization                                             213           150
     Equity in loss of unconsolidated partnership             254           150
     Other current assets                                    (158)           45
     Accounts payable and accrued liabilities                 241           337
                                                       -----------    -----------
          Net cash provided by operating activities            50           524
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (81)         (745)
                                                       -----------    -----------
          Net cash used in investing activities               (81)         (745)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                    (123)          (25)
     Advances from affiliate                                  134           639
     Increase in other assets                                  --          (378)
                                                       -----------    -----------
          Net cash (used in) provided by financing
            activities                                         11           236
                                                       -----------    -----------
Net (decrease) increase in cash and cash equivalents          (20)           15
Cash and cash equivalents, beginning of period                 20            --
                                                       -----------    -----------
Cash and cash equivalents, end of period                 $     --       $    15
                                                       -----------    -----------
                                                       -----------    -----------

            See accompanying notes to condensed financial statements.

                            JAZZ ENTERPRISES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     Jazz Enterprises, Inc., ("Jazz" or "the Company") a Louisiana corporation was incorporated for the purpose of developing a riverboat gaming operation and an entertainment complex known as "Catfish Town" in Baton Rouge, Louisiana.

     The Company is in a partnership with Argosy of Louisiana, Inc. (a wholly owned subsidiary of Argosy Gaming Company ("Argosy")) ("ALI") in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2.   COMMITMENTS

     The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and the Company entered into an agreement which required the Company and the partnership to pay to the City-Parish $2.50 per passenger. Additionally, the Company agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger until construction
of a hotel commences by the Company or another Argosy affiliate.    Argosy
has guaranteed the additional $2.50 per passenger. Through March 31, 1998, the partnership has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes.

                            THE INDIANA GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, except share data)

                                                        MARCH 31,    DECEMBER 31,
                                                           1998          1997
                                                       -----------   ------------
                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                         $   31,159    $   41,257
     Other current assets                                   1,644         1,635
                                                       -----------   ------------
        Total current assets                               32,803        42,892
                                                       -----------   ------------

NET PROPERTY AND EQUIPMENT                                188,112       176,407
                                                       -----------   ------------
OTHER ASSETS:
     Deposits                                                 800           530
     Cash and cash equivalents-restricted                   6,628        13,114
     Intangible assets, net                                30,499        30,844
     Deferred income taxes                                  2,384         2,785
                                                       -----------   ------------
        Total other assets                                 40,311        47,273
                                                       -----------   ------------

TOTAL ASSETS                                           $  261,226    $  266,572
                                                       -----------   ------------
                                                       -----------   ------------


CURRENT LIABILITIES:
     Accounts payable                                  $    2,438    $    5,936
     Accrued interest and dividends payable-
       related parties                                      2,501         5,260
     Other accrued liabilities                             25,317        17,951
     Current maturities of long-term debt                  12,932        12,856
     Current maturities of other long-term
       obligations                                          4,583         4,583
                                                       -----------   ------------
        Total current liabilities                          47,771        46,586
                                                       -----------   ------------

LONG-TERM DEBT                                            181,500       195,405
OTHER LONG-TERM OBLIGATIONS                                   750         2,000
MINORITY INTERESTS                                         19,969        17,656

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares
       authorized issued and outstanding
     Retained earnings                                     11,236         4,925
                                                       -----------   ------------
        Total stockholder's equity                         11,236         4,925
                                                       -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $  261,226    $  266,572
                                                       -----------   ------------
                                                       -----------   ------------

     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998            1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                             $  55,570     $  25,720
     Admissions                                             3,191         4,023
     Food, beverage and other                               4,187         1,401
                                                       -----------    -----------
                                                           62,948        31,144
     Less promotional allowances                           (3,197)       (3,264)
                                                       -----------    -----------
Net revenues                                               59,751        27,880
                                                       -----------    -----------

COST AND EXPENSES:
     Casino                                                24,032        11,905
     Food, beverage and other                               3,583           985
     Other operating expenses                               1,991         3,142
     Selling, general and administrative                    8,916         4,998
     Depreciation and amortization                          2,894         2,458
     Management fees-related parties                        1,061           342
                                                       -----------    -----------
                                                           42,477        23,830
                                                       -----------    -----------
Income from operations                                     17,274         4,050
                                                       -----------    -----------

OTHER INCOME (EXPENSE):
     Interest income                                          445           305
     Interest expense                                      (2,677)         (744)
                                                       -----------    -----------
                                                           (2,232)         (439)
                                                       -----------    -----------
Income before minority interests and income taxes          15,042         3,611
Minority interests                                         (4,620)       (1,005)
Income tax expense                                         (4,111)       (1,075)
                                                       -----------    -----------
Net income                                              $   6,311     $   1,531
                                                       -----------    -----------
                                                       -----------    -----------

     See accompanying notes to condensed consolidated financial statements.

                         THE INDIANA GAMING COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  1998           1997
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   6,311     $   1,531
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                 2,548         2,154
      Amortization                                                   346           304
      Deferred income taxes                                          380          (386)
      Minority interests                                           4,620         1,005
   Changes in operating assets and liabilities:
           Other current assets                                       12           (17)
           Accounts payable                                       (3,498)       (1,519)
           Accrued interest payable to related parties            (2,759)          981
           Accrued liabilities                                     7,800         3,773
                                                              -----------    -----------
           Net cash provided by operating activities              15,760         7,826
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                               6,486          (492)
      Purchases of property and equipment                        (14,253)      (12,757)
      Payment of deposit                                            (270)          (71)
      Payments under development agreement and other
         infrastructure improvements                              (1,250)       (1,723)
                                                              -----------    -----------
           Net cash used in investing activities                  (9,287)      (15,043)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                             (435)       (1,699)
      (Repayment of) proceeds from long-term debt                (13,829)       11,665
     Repayment of partnership loans                               (1,713)
     Payment of preferred equity return to partner                  (594)
                                                              -----------    -----------
           Net cash (used in) provided by financing
             activities                                          (16,571)        9,966
                                                              -----------    -----------
Net (decrease) increase in cash and cash equivalents             (10,098)        2,749
Cash and cash equivalents, beginning of period                    41,257         9,216
                                                              -----------    -----------
Cash and cash equivalents, end of period                       $  31,159     $  11,965
                                                              -----------    -----------
                                                              -----------    -----------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in Argosy's Annual Report on Form 10-K (File No. 0-21122). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2.   INCOME TAXES

     In 1996, the Company recorded a valuation allowance against all of its deferred tax assets due to the uncertainty of realization. During the three months ended March 31, 1997 the Company utilized a net operating loss carryforward of approximately $260.

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

                          THE INDIANA GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


     Included in other long term obligations at March 31, 1998 is $5,333 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Total remaining is due $3,333 in 1998 and $2,000 in 1999.

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

     GUARANTY OF PARENT OBLIGATIONS-Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under the terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes.

                       INDIANA GAMING COMPANY, L.P.
                         CONDENSED BALANCE SHEETS
                              (In Thousands)

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                      -----------   ------------
                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                         $   31,159    $   41,257
     Due from affiliates                                       70            --
     Other current assets                                   1,548         1,561
                                                      -----------   ------------
        Total current assets                               32,777        42,818
                                                      -----------   ------------

NET PROPERTY AND EQUIPMENT                                186,779       175,030
                                                      -----------   ------------
OTHER ASSETS:
     Deposits and other assets                                800           589
     Cash and cash equivalents-restricted                   6,628        13,114
     Intangible assets, net                                30,499        30,844
                                                      -----------   ------------
        Total other assets                                 37,927        44,547
                                                      -----------   ------------

TOTAL ASSETS                                           $  257,483    $  262,395
                                                      -----------   ------------
                                                      -----------   ------------

CURRENT LIABILITIES:
     Accounts payable                                  $    2,992    $    5,936
     Accrued interest and dividends payable-
       related parties                                     10,156        12,571
     Other accrued liabilities                             15,610        11,715
     Due to affiliates                                         --         1,182
     Current maturities of long-term debt                  25,909        25,832
     Current maturities of other long-term
       obligations                                          4,583         4,583
                                                      -----------   ------------
        Total current liabilities                          59,250        61,819
                                                      -----------   ------------

LONG-TERM DEBT                                            142,406       157,139
OTHER LONG-TERM OBLIGATIONS                                   750         2,000
PARTNERS' EQUITY:
     General partner                                       35,156        23,826
     Limited partners                                      19,921        17,611
                                                      -----------   ------------
        Total partners' equity                             55,077        41,437
                                                      -----------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $  257,483    $  262,395
                                                      -----------   ------------
                                                      -----------   ------------

            See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                             $  55,570     $  25,720
     Admissions                                             3,191         4,023
     Food, beverage and other                               4,187         1,401
                                                       -----------    -----------
                                                           62,948        31,144
     Less promotional allowances                           (3,197)       (3,264)
                                                       -----------    -----------
Net revenues                                               59,751        27,880
                                                       -----------    -----------

COST AND EXPENSES:
     Casino                                                24,032        11,905
     Food, beverage and other                               3,583           985
     Other operating expenses                               1,991         3,142
     Selling, general and administrative                    8,916         4,998
     Depreciation and amortization                          2,880         2,458
     Management fees-related parties                        2,654           856
                                                       -----------    -----------
                                                           44,056        24,344
                                                       -----------    -----------
Income from operations                                     15,695         3,536
                                                       -----------    -----------

OTHER INCOME (EXPENSE):
     Interest income                                          446           305
     Interest expense                                      (5,271)       (1,579)
                                                       -----------    -----------
                                                           (4,825)       (1,274)
                                                       -----------    -----------
Net income prior to preferred equity return                10,870         2,262
Preferred equity return                                    (1,402)       (1,363)
Net income attributable to common equity partners       $   9,468     $     899
                                                       -----------    -----------
                                                       -----------    -----------

            See accompanying notes to condensed financial statements.

                         INDIANA GAMING COMPANY, L.P.
                      CONDENSED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998            1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $   9,468     $     899
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                        2,533         2,154
        Amortization                                          346           304
        Accrued preferred equity dividends                  1,403         1,363
     Changes in operating assets and liabilities:
        Due from affiliates                                (1,252)          --
        Other current assets                                 (199)          (88)
        Accounts payable                                   (2,944)       (1,345)
        Accrued interest payable to related parties        (3,818)        2,293
        Accrued liabilities                                 4,331         2,121
                                                       -----------    -----------
           Net cash provided by operating activities        9,868         7,701
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted cash held in escrow                      6,487          (492)
        Purchases of property and equipment               (14,283)      (12,340)
        Payments under development agreement and
          other infrastructure improvements                    --        (1,723)
                                                       -----------    -----------
           Net cash used in investing activities           (7,796)      (14,555)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                    (435)       (1,699)
        Partnership equity distributions                   (4,034)           --
        Proceeds from (payments on) long-term debt
          and Partners' Equity                             (7,701)       11,302
                                                       -----------    -----------
           Net cash (used in) provided by financing
             activities                                   (12,170)        9,603
                                                       -----------    -----------
Net (decrease) increase in cash and cash
  equivalents                                             (10,098)        2,749

Cash and cash equivalents, beginning of period             41,257         9,216
                                                       -----------    -----------
Cash and cash equivalents, end of period                $  31,159     $  11,965
                                                       -----------    -----------
                                                       -----------    -----------

            See accompanying notes to condensed financial statements.

                         INDIANA GAMING COMPANY, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION-Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership which provides riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in Argosy's Annual Report on Form 10-K (File No.0-21122). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

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

     Included in other long term obligations at March 31, 1998 is $5,333 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Total remaining payments are due $3,333 in 1998 and $2,000 in 1999.

     BONDING OBLIGATION-The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

     TERMINATION OF PARTNERSHIP-Under the terms of the Partnership Agreement, after the third anniversary date of commencement of operations each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company opened its first riverboat casino, the Alton Belle Casino, in Alton, Illinois in September 1991. Subsequently, the Company opened the Argosy Casino in Riverside, Missouri in June 1994; the Belle of Baton Rouge in Baton Rouge, Louisiana in September 1994; and the Belle of Sioux City in Sioux City, Iowa in October 1994. In addition, the Company, through its 57.5% equity interest in Indiana Gaming Company, L.P., opened a temporary casino in Lawrenceburg, Indiana on December 10, 1996, and opened the permanent pavilion on December 10, 1997.

     The Company's results of operations for the three months ended March 31, 1998 were favorably impacted by improved performance at Lawrenceburg due to the opening of the permanent pavilion in December of 1997, and adversely affected by increased competition at the Riverside property and by a market decline in Baton Rouge. The Company expects the competitive environment in each of its markets to remain intense. These factors have resulted in the Company reporting increased revenues and operating income at Lawrenceburg, decreased operating income at Riverside and decreased revenues and increased operating losses at Baton Rouge for the three months ended March 31, 1998.

     The Company is in a net operating loss carryforward position at March 31, 1998 and, as such, the Company has not recorded any federal tax benefits on its 1998 operating losses due to the uncertainty of realization.

                            ARGOSY GAMING COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                (continued)

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                        MARCH 31,     MARCH 31,
                                                          1998           1997
                                                       -----------   -----------
                                                       (UNAUDITED)   (UNAUDITED)
CASINO REVENUES
     Alton                                             $   17,029    $   16,422
     Riverside                                             18,359        16,450
     Baton Rouge                                           12,104        12,791
     Sioux City                                             5,261         4,909
     Lawrenceburg                                          55,570        25,720
     Corporate                                                 --            --
     Other                                                     --            --
                                                       -----------   -----------
          Total                                        $  108,323    $   76,292
                                                       -----------   -----------
                                                       -----------   -----------

NET REVENUES
     Alton                                             $   18,058    $   17,742
     Riverside                                             19,614        17,787
     Baton Rouge                                           12,704        13,513
     Sioux City                                             5,477         5,132
     Lawrenceburg                                          59,751        27,880
     Corporate                                                 41           354
     Other                                                     55            87
                                                       -----------   -----------
          Total                                        $  115,700    $   82,495
                                                       -----------   -----------
                                                       -----------   -----------

INCOME (LOSS) FROM OPERATIONS(1)
     Alton                                             $    3,393    $    2,630
     Riverside                                                614         1,644
     Baton Rouge(2)                                        (1,457)         (348)
     Sioux City                                               264           (16)
     Lawrenceburg                                          17,287         4,050
     Corporate(4)                                          (2,863)       (3,620)
     Other                                                 (1,587)         (629)
                                                       -----------   -----------
          Total                                        $   15,651    $    3,711
                                                       -----------   -----------
                                                       -----------   -----------

EBITDA(1)(3)
     Alton                                             $    4,357    $    3,650
     Riverside                                              2,091         3,013
     Baton Rouge(2)                                          (164)        1,044
     Sioux City                                               518           220
     Lawrenceburg                                          20,166         6,508
     Corporate(4)                                          (2,657)       (3,023)
     Other                                                   (594)          193
                                                       -----------   -----------
          Total                                        $   23,717    $   11,605
                                                       -----------   -----------
                                                       -----------   -----------

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

(2) Excludes operating loss of approximately $1,473 and $1,134 for the three months ended March 31, 1998 and 1997, respectively, primarily depreciation, amortization and operating expenses related to the Catfish Town land based development in Baton Rouge.

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

(4) Excludes severance expenses of approximately $1.8 million for the three months ended March 31, 1997.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     CASINO--Casino revenues for the three months ended March 31, 1998 increased by $32.0 million to $108.3 million from $76.3 million for the three months ended March 31, 1997 due primarily to a $29.9 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $55.6 million for the three months ended March 31, 1998. The Company's other properties reported an aggregate 4.2% increase in casino revenues from $50.6 to $52.7 million. In particular Alton casino revenues increased from $16.4 to $17.0 million, Riverside casino revenues increased from $16.4 to $18.4 million and Sioux City casino revenues increased from $4.9 to 5.3 million. Baton Rouge casino revenues decreased from $12.8 to $12.1 million.

     Casino expenses increased to $52.6 million for the three months ended March 31, 1997 from $39.2 million for the three months ended March 31, 1997. This increase is primarily due to increased Lawrenceburg casino expenses of $12.1 million to $24.0 million attributable to the overall increase in Lawrenceburg casino revenues of $29.9 million.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $2.8 million to $11.1 million for the three month period ended March 31, 1998, due to the increased casino revenues generated by the Lawrenceburg casino. Food, beverage and other net profit improved $.3 million to $1.8 million for the three months ended March 31, 1998 due primarily to the increases in customers at the Lawrenceburg casino.

     OTHER OPERATING EXPENSES--Other operating expenses decreased $.4 million to $6.6 million for the three months ended March 31, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $5.6 million to $23.3 million for the three months ended March 31, 1998 due primarily to an increase of $3.9 million at Lawrenceburg relating to expanded marketing and operating costs of the larger facility and due to an increase of $1.0 million at Riverside due to expanded marketing efforts.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $.2 million from $7.9 million for the three months ended March 31, 1997 to $8.1 million for the three months ended March 31, 1998.

     INTEREST EXPENSE--Net interest expense increased $3.0 million to $13.5 million for the three months ended March 31, 1998. The increase in interest expense is primarily attributable to additional loans by the partners of the Lawrenceburg casino and an equipment loan at the Indiana partnership.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

COMPETITION

     The Company's Alton Casino faces competition from four other riverboat casino facilities currently operating in the St. Louis area and expects the level of competition to remain intense in the future. The most recent casino complex to open includes two independently owned facilities, each of which operate two dockside vessels. This casino complex, which increased gaming capacity in St. Louis by approximately 50%, opened in March of 1997. The Company's Riverside Casino faces competition from four casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.
The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market, which opened in October 1996. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 1998, the Company generated cash flows from operating activities of $22.0 million compared to $23.2 million for the same period in 1997. Cash flow from operating activities increased by $7.9 million for the three months ended March 31, 1998 over the same period in 1997 when the effect of an income tax receivable decrease of $9.1 million for 1997 is excluded from total 1997 cash flows.

     In the three months ended March 31, 1998, the Company used cash flows for investing activities of $8.2 million versus $14.4 million for the three months ended March 31, 1997. The primary use of funds in both periods was the investment in the construction of the Lawrenceburg facility. Overall capital expenditures have decreased between periods reflecting the substantial completion of the Lawrenceburg casino.

     During the three months ended March 31, 1998, the Company used $8.8 million in cash flows for financing activities compared to generating $3.8 million of cash flows from financing activities for the same period in 1997. The uses of cash flows in 1998 were to repay loans related to the Company's Lawrenceburg casino, and for payments on installment contracts and other long-term obligations. In 1997, the Company had proceeds from partnership loans of $5.8 million, offset by payments on long-term obligations and other of $2.0 million.

  As of March 31, 1998, the Company had approximately $64.3 million of cash, cash equivalents, and marketable securities, including approximately $31.1 million held at the Indiana Partnership. Approximately $19.8 million of the cash held at the Indiana Partnership is expected to be used towards the completion of the Lawrenceburg project. In addition, the Company had $17.4 of restricted cash, $10.8 million of which is in a disbursement account to be used to fund the Company's portion of the remaining Lawrenceburg construction costs and which cannot be used for any other purpose. In addition to the disbursement account, the Indiana Partnership has placed approximately $6.6 million in an escrow account representing unbilled construction costs of the permanent Lawrenceburg facility. The Company has outstanding $235 million of First Mortgage Notes which were issued in June 1996 and are due June 2004. Additionally, the Company has outstanding $115 million of convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties, particularly Lawrenceburg, Indiana. The Company currently estimates that the total construction costs of the Lawrenceburg casino and entertainment project will approximate $225 million (excluding capitalized interest). This forward looking statement involves certain risks and uncertainties and this amount is subject to numerous factors including weather and other construction risks. As of March 31, 1998, approximately $194 has been contributed to the partnership for the project by all partners. Of the remaining Lawrenceburg construction costs, approximately $6 will be funded by the Company from the disbursement account under provisions of the partnership agreement, as Conseco has fulfilled its funding obligation as of March 31, 1998. The Company expects that the restricted cash on hand at March 31, 1998, together with the $13.2 remaining proceeds from the equipment financing, will be sufficient to complete the Lawrenceburg project.

     As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional $2 to $5 million (primarily tenant allowance) as of March 31, 1998. Further, if a Predecessor entity of the Company's status as an S-Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $13.9 million (excluding penalties) to fund the potential income tax liability.

     The Company believes that cash on hand will be sufficient to fund its current capital expenditure obligations, including the completion of the permanent Lawrenceburg casino development. The company's ability to meet its operating and debt service requirements, however is substantially dependent upon the success of the permanent Lawrenceburg casino. If events that negatively impact its sources or uses of cash, such as a significant deterioration in the operating results of the Company's casino properties particularly in Lawrenceburg, or an adverse IRS ruling, the Company may be unable to meet future debt service payments without obtaining additional debt or equity financing or without the disposition of assets. No assurance can be give that the Company would be able to obtain such additional financing on a suitable terms or sell assets on favorable terms, if required. In light of the foregoing, the company has retained and has been working with financial advisory firms to consider various options with respect to the Company's capital structure, including possible debt and equity financings and asset dispositions. The disposal of assets could result in a significant charge to earnings.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

YEAR 2000

     The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

     The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material affect on the Company. The cost of the Year 2000 initiative is not expected to be material to the Company's results of operation or financial position.


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

     The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U. S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U. S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The defendants have re-urged the previously filed motion to dismiss. On November 17, 1997, the district court granted the motion and dismissed, with prejudice, all of the federal claims under RICO. The claims of Capitol House that arose under Louisiana state law were dismissed, without prejudice. Capitol House filed an appeal of the district court dismissal on January 9, 1998, and the matter will be appealed to the U. S. Fifth Circuit Court of Appeals. Additionally, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, Suit Number 418,525 on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East

Baton Rouge Parish, and now adding its state law claims against Jazz, the former shareholders of Jazz, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license which was issued to the Company. This suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have filed a Peremptory Exception of No Cause of Action, Peremption and Prescription and Exception of Lis Pendens in response to Capitol House's state court suit. A hearing on these exceptions is set for June 1, 1998.

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

     Since April 1, 1998, the Company has been served with two additional document subpoenas from the Marion County, Indiana Grand Jury relating to (i) John Frick & Associates, Inc. and its principal James A. Perucker and (ii) the Indiana Gaming Association and its Executive Director John Barnett. The Company has from time to time retained Mr. Perucker and his firm to act as its lobbyist in the State of Indiana. The Company is, and has been for years, a member of the Indiana Gaming Association, an industry trade association which also conducts lobbying activities in the State of Indiana. Since May 1, 1998, Indiana Gaming Company, L.P., the partnership which owns and operates the Lawrenceburg, Indiana Casino and which the Company's subsidiary, Indiana Gaming Company is the general partner, also received a similar document subpoena relating to the Indiana Gaming Association and its Executive Director John Barnett. The Company is working with its special independent counsel to comply with the most recent document subpoenas.

CONSERVANCY DISTRICT LEASE LITIGATION IN DEARBORN COUNTY, INDIANA

     On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to the Company's affiliate Indiana Gaming and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming has been awarded a riverboat owner's license by the Commission. Defendants are the District and its individual directors. In early 1998, Indiana Gaming sought and obtained permission from the court to intervene to assist in defending the validity of the challenged lease. The District and its directors have advised that they are contesting the action and intend to continue to do so vigorously. Indiana Gaming also intends to contest the action vigorously.

PENDING INTERNAL REVENUE SERVICE AUDIT

     On November 1, 1994, the Company received a Notice of the beginning of an Administrative Proceeding from the Internal Revenue Service ("IRS") for the 1992 and 1993 tax years of Metro Entertainment & Tourism, Inc. ("Metro"). Metro was merged with and into the Company immediately prior to its initial public offering in February 1993. Metro and J. Connors Group, Inc. ("Connors") were the partners of Alton Riverboat Gambling Partnership ("ARGP") which until the Company's initial public offering owned and operated the Alton, Illinois riverboat casino. The IRS has proposed certain adjustments with respect to the Company for its 1993 tax year in a 30-day letter. The IRS has also proposed adjustments for ARGP that flow through to Metro in a 60-day letter. Finally, on March 16, 1998 the IRS issued a 60-day letter to Metro for its tax years ending December 1992 and

February 1993. The principal issues raised by the IRS in the Metro 60-day letter involve the status of Metro as an S Corporation and the deductibility of the $8.5 million accommodation fee paid to William McEnery in 1992 and 1993. The total Federal tax liability asserted by the IRS against the Company resulting from these proposed adjustments is approximately $11.0 million including interest through March 31, 1998 but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments.

Item 2. CHANGES IN SECURITIES - None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION-None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.

                 27 - Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        1. Report on Form 8-K, dated March 18, 1998, filed with the Securities and Exchange Commission containing certain financial information of the Company for the year ended December 31, 1997.

                             ARGOSY GAMING COMPANY
                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 14, 1998             /s/   Dale R. Black
     --------------------       ----------------------------------------------
                                      Dale R. Black
                                      Vice President-Chief Financial Officer
                                      (Principal Accounting Officer)