Form 10-Q
period 1998-06-30
ARGOSY GAMING CO
filed 1998-08-14
CIK 895385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C., 20549
                                     FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,498,333 shares of Common Stock, $.01 par value per share, as of August 13, 1998.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS
                                       PART I



FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY
     Condensed Consolidated Balance Sheets                                    1
     Condensed Consolidated Statements of Operations                          2
     Condensed Consolidated Statements of Cash Flows                          4
     Notes to Condensed Consolidated Financial Statements                     5


FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE
   NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

     FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
          Condensed Balance Sheets                                            11
          Condensed Statements of Income                                      12
          Condensed Statements of Cash Flows                                  14
          Notes to Condensed Financial Statements                             15

     FINANCIAL STATEMENTS OF THE MISSOURI GAMING COMPANY
          Condensed Balance Sheets                                            16
          Condensed Statements of Operations                                  17
          Condensed Statements of Cash Flows                                  19
          Notes to Condensed Financial Statements                             20

     FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
          Condensed Consolidated Balance Sheets                               21
          Condensed Consolidated Statements of Operations                     22
          Condensed Consolidated Statements of Cash Flows                     24
          Notes to Condensed Consolidated Financial Statements                25

     FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
          Condensed Balance Sheets                                            26
          Condensed Statements of Operations                                  27
          Condensed Statements of Cash Flows                                  29
          Notes to Condensed Financial Statements                             30

     FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
          Condensed Balance Sheets                                            31
          Condensed Statements of Operations                                  32
          Condensed Statements of Cash Flows                                  34
          Notes to Condensed Financial Statements                             35

     FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
          Condensed Consolidated Balance Sheets                               36
          Condensed Consolidated Statements of Income                         37
          Condensed Consolidated Statements of Cash Flows                     39
          Notes to Condensed Consolidated Financial Statements                40

     FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
          Condensed Balance Sheets                                            42
          Condensed Statements of Income                                      43
          Condensed Statements of Cash Flows                                  45
          Notes to Condensed Financial Statements                             46


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                                    48


                                      PART II


Item 1     Legal Proceedings                                                  56
Item 2     Changes in Securities                                              58
Item 3     Defaults upon Senior Securities                                    59
Item 4     Submission of Matters to a Vote of Security Holders                59
Item 5     Other Information                                                  60
Item 6     Exhibits and Reports on Form 8-K                                   60

                              ARGOSY GAMING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1998           1997
                                                                       ---------    -----------
                                                                     (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                          $65,320        $59,354
     Other current assets                                                10,984         10,629
                                                                       --------       --------
          Total current assets                                           76,304         69,983
                                                                       --------       --------

PROPERTY AND EQUIPMENT, NET                                             402,728        390,343
                                                                       --------       --------

OTHER ASSETS:
     Restricted cash and cash equivalents                                13,952         25,545
     Other, net                                                          69,849         73,985
                                                                       --------       --------
          Total other assets                                             83,801         99,530
                                                                       --------       --------
TOTAL ASSETS                                                           $562,833       $559,856
                                                                       --------       --------
                                                                       --------       --------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                           $55,351        $47,780
     Other current liabilities                                           19,809         21,219
                                                                       --------       --------
          Total current liabilities                                      75,160         68,999
                                                                       --------       --------

LONG-TERM DEBT                                                          423,758        436,442
OTHER LONG-TERM OBLIGATIONS                                               3,142          4,133
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES                22,892         17,619

SERIES A CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 shares authorized, 800 shares issued and outstanding      7,615

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;
        24,498,333 shares issued and outstanding                            245            245
     Capital in excess of par                                            71,934         72,038
     Retained deficit                                                   (41,913)       (39,620)
                                                                       --------       --------
          Total stockholders' equity                                     30,266         32,663
                                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $562,833       $559,856
                                                                       --------       --------
                                                                       --------       --------

      See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SIX MONTHS ENDED
                                                       ------------------------
                                                        JUNE 30,      JUNE 30,
                                                         1998           1997
                                                       ---------     ----------
                                                      (UNAUDITED)   (UNAUDITED)
REVENUES:
     Casino                                          $   224,873     $  157,584
     Admissions                                            7,200          3,465
     Food, beverage and other                             23,565         17,161
                                                       ---------     ----------
                                                         255,638        178,210
     Less promotional allowances                         (15,481)        (8,206)
                                                       ---------     ----------
Net revenues                                             240,157        170,004
                                                       ---------     ----------

COSTS AND EXPENSES:
     Casino                                              107,372         79,586
     Food, beverage and other                             19,710         14,083
     Other operating expenses                             13,303         13,752
     Selling, general and administrative                  48,093         35,041
     Depreciation and amortization                        16,371         16,402
     Development costs                                       267            323
     Severance expense                                                    1,750
                                                       ---------     ----------
                                                         205,116        160,937
                                                       ---------     ----------
Income from operations                                    35,041          9,067
                                                       ---------     ----------

OTHER INCOME (EXPENSE):
     Interest income                                       1,642          2,835
     Interest expense                                    (28,487)       (23,215)
                                                       ---------     ----------
                                                         (26,845)       (20,380)
                                                       ---------     ----------

Income (loss) before minority interests and income taxes   8,196        (11,313)
Minority interests                                       (10,224)        (3,314)
Income tax (expense) benefit                                (250)         1,345
                                                       ---------     ----------

NET LOSS                                                  (2,278)       (13,282)
Preferred Stock dividends                                    (15)
                                                       ---------     ----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS           $  (2,293)    $  (13,282)
                                                       ---------     ----------
                                                       ---------     ----------

Basic loss per share                                    $  (0.09)      $  (0.54)
                                                       ---------     ----------
                                                       ---------     ----------

Diluted loss per share                                  $  (0.09)      $  (0.54)
                                                       ---------     ----------
                                                       ---------     ----------

      See accompanying notes to condensed consolidated financial statements.

                               ARGOSY GAMING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                     ---------------------------
                                                                       JUNE 30,        JUNE 30,
                                                                         1998            1997
                                                                     -----------     -----------
                                                                     (UNAUDITED)     (UNAUDITED)
REVENUES:
     Casino                                                            $116,550        $81,292
     Admissions                                                           4,009          1,854
     Food, beverage and other                                            12,432          8,799
                                                                       --------        -------
                                                                        132,991         91,945
     Less promotional allowances                                         (8,534)        (4,436)
                                                                       --------        -------
Net revenues                                                            124,457         87,509
                                                                       --------        -------

COSTS AND EXPENSES:
     Casino                                                              54,749         40,365
     Food, beverage and other                                            10,361          7,192
     Other operating expenses                                             6,685          6,778
     Selling, general and administrative                                 24,828         17,400
     Depreciation and amortization                                        8,303          8,508
     Development costs                                                      141            160
                                                                       --------        -------
                                                                        105,067         80,403
                                                                       --------        -------
Income from operations                                                   19,390          7,106
                                                                       --------        -------

OTHER INCOME (EXPENSE):
     Interest income                                                        832          1,393
     Interest expense                                                   (14,195)       (11,313)
                                                                       --------        -------
                                                                        (13,363)        (9,920)
                                                                       --------        -------

Income (loss) before minority interests and income taxes                  6,027         (2,814)
Minority interests                                                       (5,618)        (2,450)
Income tax (expense) benefit                                               (150)           999
                                                                       --------        -------

NET INCOME (loss)                                                           259         (4,265)
Preferred Stock dividends                                                   (15)
                                                                       --------        -------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                      $244        $(4,265)
                                                                       --------        -------
                                                                       --------        -------

Basic income (loss) per share                                             $0.01         $(0.17)
                                                                       --------        -------
                                                                       --------        -------

Diluted income (loss) per share                                           $0.01         $(0.17)
                                                                       --------        -------
                                                                       --------        -------

       See accompanying notes to condensed consolidated financial statements.

                               ARGOSY GAMING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                      --------------------------
                                                                        JUNE 30,      JUNE 30,
                                                                         1998           1997
                                                                      -----------    -----------
                                                                      (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss attributable to Common Shareholders                       $(2,293)      $(13,282)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation                                                    15,164         15,367
         Amortization                                                     2,163          2,017
         Accrued Preferred Stock dividends                                   15
         Compensation expense recognized on issuance of stock               132
         Deferred income taxes                                                          (1,345)
         Minority interests                                              10,224          3,314
         Changes in operating assets and liabilities:
             Income taxes receivable                                                     9,144
             Other current assets                                            96          1,530
             Deposits                                                        40           (917)
             Accounts payable and other current liabilities               7,556            720
                                                                      ---------       --------
             Net cash provided by operating activities                   33,097         16,548
                                                                      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                (25,887)       (46,486)
     Decrease in restricted cash held by trustees                        11,593         17,983
     Decrease in long term obligations                                   (2,500)        (3,015)
     Decrease (increase) in other assets                                    897           (381)
                                                                      ---------       --------
          Net cash used in investing activities                         (15,897)       (31,899)
                                                                      ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and installment contracts                (3,290)        (3,184)
     (Repayment of)  proceeds from partner loans                        (10,384)        26,125
     Partnership equity distributions                                    (3,774)
     Proceeds (net of issuance costs) from sale of
          Preferred Stock and Warrants                                    7,365
     Payment of preferred equity return to partner                       (1,159)          (489)
     Decrease (increase) in other assets                                      8           (231)
                                                                      ---------       --------
          Net cash (used in) provided by financing activities           (11,234)        22,221
                                                                      ---------       --------
Net increase in cash and cash equivalents                                 5,966          6,870
Cash and cash equivalents, beginning of period                           59,354         38,284
                                                                      ---------       --------
Cash and cash equivalents, end of period                                $65,320        $45,154
                                                                      ---------       --------
                                                                      ---------       --------

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

     IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

     As of June 30, 1998 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $14,900 against its deferred tax assets.

2.  SALE OF CONVERTIBLE PREFERRED STOCK AND WARRANTS

     On June 16, 1998, the Company issued $8,000 of Series A Convertible Preferred Stock, together with warrants to purchase an additional 292,612 shares of Common Stock. The Convertible Preferred Shares mature in seven years and the Company has the right to force conversion and/or redeem the Holders at maturity. The warrants expire in five years.

     The Convertible Preferred Shares provide for a 4% dividend per annum, payable in cash and/or in kind, at the time of conversion or maturity, at the Company's option.

                               ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) CONTINUED
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Both the Convertible Preferred Shares and Warrants have a fixed initial strike price, which may be reset downward in 270 days depending on market conditions and is subject to adjustment upon the occurrence of certain events. The Convertible Preferred Shares will be convertible in increments in 120 days and in full in 210 days, at a floating price.

     This transaction provides for put and call options which, subject to certain restrictions and limitations, allows for up to an additional $8,000 of Convertible Preferred Shares and Warrants to be issued.

     The Convertible Preferred Shares are required to be redeemed by the Company if certain triggering events occur.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                        SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                    --------------------------     -------------------------
                                                                     JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                                       1998            1997           1998            1997
                                                                    -----------    -----------     ----------     ----------
                                                                    (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
NUMERATOR:
Net (loss) income                                                   $    (2,278)   $   (13,282)    $      259     $   (4,265)
Preferred stock dividends                                                   (15)                          (15)
                                                                    -----------    -----------     ----------     ----------

Numerator for basic and diluted earnings per share -
      (Loss) income attributable to common shareholders             $    (2,293)   $   (13,282)    $      244     $   (4,265)


DENOMINATOR:
Denominator for basic earnings per share -
      Weighted-average shares outstanding                            24,333,333     24,333,333     24,333,333     24,333,333

Effect of dilutive securities:
      Restricted stock                                                                                 89,677
      Employee stock options                                                                           49,904
                                                                    -----------    -----------     ----------     ----------

Dilutive potential common shares                                                                      139,581

Denominator for diluted earnings per share - adjusted
      Weighted-average shares and assumed conversions                24,333,333     24,333,333     24,472,914     24,333,333
                                                                    -----------    -----------     ----------     ----------
                                                                    -----------    -----------     ----------     ----------

Basic earnings per share                                            $     (0.09)   $     (0.54)    $     0.01     $    (0.17)
                                                                    -----------    -----------     ----------     ----------
                                                                    -----------    -----------     ----------     ----------

Diluted earnings per share                                          $     (0.09)   $     (0.54)    $     0.01     $    (0.17)
                                                                    -----------    -----------     ----------     ----------
                                                                    -----------    -----------     ----------     ----------

                               ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) CONTINUED
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)




     Additional employee and directors stock options to purchase 1,201,183 shares of common stock at prices ranging from $3.625 to $19.375 were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

     Warrants to purchase 292,612 shares of common stock at $3.89 per share were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

     Convertible Preferred Stock (convertible into 2,473,195 shares of common stock at June 30, 1998) were issued during the three months ended June 30, 1998 but were not included in the computation of diluted earnings as the amount of dividend and accretion recognized during the period per common share obtainable on conversion, exceeded basic earnings per share thus the effect would be anti-dilutive.

     12% Convertible Debentures (convertible into 6,497,175 shares of common stock at $17.70 per share) were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per share as the net interest expense per common share obtainable on conversion exceeded basic earnings per share, thus the effect would be anti-dilutive.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

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

                               ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) CONTINUED
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has proposed certain adjustments with respect to the Company and the Predecessor for the 1992 and 1993 tax years principally regarding the S Corporation status. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,900, including interest through June 30, 1998, but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

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

     The Mortgage Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company:
Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and The Indiana Gaming Company (the "Guarantors"). The Mortgage Notes are secured, subject to certain prior liens, by a first lien on (i) substantially all of the assets of the Company including the assets used in the Company's Alton, Riverside, Baton Rouge and Sioux City operations, (ii) a pledge of all the capital stock of, and partnership interests in, the Company's subsidiaries, excluding the Company's partnership interest in its Sioux City property, (iii) a pledge of the intercompany notes payable to the Company from its subsidiaries and (iv) an assignment of the proceeds of the management agreement relating to the Lawrenceburg Casino project. The collateral for the Mortgage Notes does not include the assets of the Indiana Partnership.

     The following tables present summarized balance sheet information of the Company as of June 30, 1998 and December 31, 1997 and summarized operating statement information for the six and three months ended June 30, 1998 and 1997. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casino in Sioux City and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                               ARGOSY GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) CONTINUED
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Summarized balance sheet information as of June 30, 1998 and December 31, 1997 is as follows:

                                                                    JUNE 30, 1998
                                         ----------------------------------------------------------------------
                                          PARENT                        NON-
                                          COMPANY     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                         --------     ----------     ----------     ------------   ------------
ASSETS:
     Current assets                      $ 28,381       $ 24,730       $ 34,094      $ (10,901)      $ 76,304
     Non-current assets                   367,947        355,373        230,574       (467,365)       486,529
                                         --------       --------       --------      ---------       --------
                                         $396,328       $380,103       $264,668      $(478,266)      $562,833
                                         --------       --------       --------      ---------       --------
                                         --------       --------       --------      ---------       --------

LIABILITIES AND EQUITY:
     Current liabilities                 $  8,447       $ 33,790       $ 66,619      $ (33,696)      $ 75,160
     Non-current liabilities              350,000        295,207        135,118       (330,533)       449,792
     Convertible Preferred Stock            7,615                                                       7,615
     Stockholders' equity                  30,266         51,106         62,931       (114,037)        30,266
                                         --------       --------       --------      ---------       --------
                                         $396,328       $380,103       $264,668      $(478,266)      $562,833
                                         --------       --------       --------      ---------       --------
                                         --------       --------       --------      ---------       --------

                                                                    DECEMBER  31, 1997
                                         ----------------------------------------------------------------------
                                          PARENT                         NON-
                                          COMPANY     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                         --------     ----------     ----------     ------------   ------------
ASSETS:
     Current assets                      $ 10,106       $ 27,874       $ 44,581      $ (12,578)      $ 69,983
     Non-current assets                   381,368        387,009        222,577       (501,081)       489,873
                                         --------       --------       --------      ---------       --------
                                         $391,474       $414,883       $267,158      $(513,659)      $559,856
                                         --------       --------       --------      ---------       --------
                                         --------       --------       --------      ---------       --------


LIABILITIES AND EQUITY:
     Current liabilities                 $  8,811       $ 20,595       $ 57,088      $ (17,495)      $ 68,999
     Non-current liabilities              350,000        348,504        169,605       (409,915)       458,194
     Stockholders' equity                  32,663         45,784         40,465        (86,249)        32,663
                                         --------       --------       --------      ---------       --------
                                         $391,474       $414,883       $267,158      $(513,659)      $559,856
                                         --------       --------       --------      ---------       --------
                                         --------       --------       --------      ---------       --------

                              ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Summarized operating statement information for the six and three months ended June 30, 1998 and 1997 is as follows:

                                                            SIX MONTHS ENDED JUNE 30, 1998
                                         ----------------------------------------------------------------------
                                          PARENT                         NON-
                                          COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                         --------      ----------     ----------     ------------  ------------
Net revenues                              $    80       $112,041       $140,116       $(12,080)      $240,157
Costs and expenses                          5,100         98,379        102,263           (626)       205,116
Net interest expense (income)              19,031         (2,640)         9,796            658         26,845
Net (loss) income                          (2,293)         9,828         21,324        (31,152)        (2,293)

                                                              SIX MONTHS ENDED JUNE 30, 1997
                                         ----------------------------------------------------------------------
                                          PARENT                          NON-
                                         COMPANY       GUARANTORS     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                         --------      ----------     ----------     ------------  ------------
Net revenues                             $  3,358       $100,973        $72,608        $(6,935)      $170,004
Costs and expenses                          8,975         93,539         62,885         (4,462)       160,937
Net interest expense                       15,972            535          2,086          1,787         20,380
Net (loss) income                        $(13,282)      $  3,680        $ 4,896        $(8,576)      $(13,282)

                                                                THREE MONTHS ENDED JUNE 30, 1998
                                         ----------------------------------------------------------------------
                                          PARENT                         NON-
                                          COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                         --------      ----------     ----------     ------------  ------------
Net revenues                               $  (87)       $56,421        $74,888        $(6,765)      $124,457
Costs and expenses                          2,227         49,935         52,758            147        105,067
Net interest expense (income)               9,495         (1,335)         4,896            307         13,363
Net income (loss)                             244          5,281         11,903        (17,184)           244

                                                                THREE MONTHS ENDED JUNE 30, 1997
                                         ----------------------------------------------------------------------
                                          PARENT                         NON-
                                         COMPANY       GUARANTORS     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                         --------      ----------     ----------     ------------  ------------
Net revenues                              $ 1,500        $52,143        $39,596        $(5,730)       $87,509
Costs and expenses                          3,251         46,821         33,170         (2,839)        80,403
Net interest expense                        7,905            (19)           727          1,307          9,920
Net (loss) income                         $(4,265)       $ 2,940        $ 4,321        $(7,261)       $(4,265)

                                ALTON GAMING COMPANY
                              CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1998            1997
                                                                      -----------    ------------
                                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash                                                               $ 3,002        $ 3,807
     Other current assets                                                 1,788          1,450
                                                                       --------       --------
          Total current assets                                            4,790          5,257

DUE FROM AFFILIATES                                                      18,394         10,405

NET PROPERTY AND EQUIPMENT                                               27,665         27,447

OTHER ASSETS                                                                  3              6
                                                                       --------       --------

TOTAL ASSETS                                                            $50,852        $43,115
                                                                       --------       --------
                                                                       --------       --------


CURRENT LIABILITIES:
     Accounts payable                                                   $ 1,852        $   799
     Income taxes payable to affiliate                                    2,701            214
     Other accrued liabilities                                            4,966          4,395
                                                                       --------       --------
          Total current liabilities                                       9,519          5,408
                                                                       --------       --------

OTHER LONG-TERM OBLIGATIONS - RELATED PARTY                                 193            186

DEFERRED INCOME TAXES                                                     3,648          3,745

STOCKHOLDER'S EQUITY:
     Common stock - $1 par value, 1,000 shares authorized,
        issued and outstanding                                                1              1
     Capital in excess of par                                               256            256
     Retained earnings                                                   37,235         33,519
                                                                       --------       --------
          Total stockholder's equity                                     37,492         33,776
                                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $50,852        $43,115
                                                                       --------       --------
                                                                       --------       --------

                 See accompanying notes to condensed financial statements.

                                ALTON GAMING COMPANY
                           CONDENSED STATEMENTS OF INCOME
                                   (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                       --------------------------
                                                        JUNE 30,        JUNE 30,
                                                          1998            1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                              $34,317        $32,055
     Food, beverage and other                              3,339          3,613
                                                        --------        -------
                                                          37,656         35,668
     Less promotional allowances                          (1,208)          (983)
                                                        --------        -------
Net revenues                                              36,448         34,685
                                                        --------        -------

COSTS AND EXPENSES
     Casino                                               16,051         15,848
     Food, beverage and other                              2,964          3,423
     Other operating expenses                              2,692          2,737
     Selling, general and administrative                   5,719          5,260
     Depreciation and amortization                         1,943          2,109
     Management fees - related party                       1,007          1,288
                                                        --------        -------
                                                          30,376         30,665
                                                        --------        -------
Income from operations                                     6,072          4,020
                                                        --------        -------
OTHER INCOME (EXPENSE)
     Interest income                                          41             23
     Interest expense                                         (7)            (7)
                                                        --------        -------
                                                              34             16
                                                        --------        -------
Income before income taxes                                 6,106          4,036
Income tax expense                                        (2,390)        (1,612)
                                                        --------        -------

NET INCOME                                               $ 3,716        $ 2,424
                                                        --------        -------
                                                        --------        -------

               See accompanying notes to condensed financial statements.

                                ALTON GAMING COMPANY
                           CONDENSED STATEMENTS OF INCOME
                                   (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        JUNE 30,        JUNE 30,
                                                          1998            1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                              $17,288        $15,633
     Food, beverage and other                              1,706          1,796
                                                        --------       --------
                                                          18,994         17,429
     Less promotional allowances                            (604)          (486)
                                                        --------       --------
Net revenues                                              18,390         16,943
                                                        --------       --------
COSTS AND EXPENSES
     Casino                                                8,102          7,709
     Food, beverage and other                              1,461          1,653
     Other operating expenses                              1,345          1,285
     Selling, general and administrative                   2,817          2,529
     Depreciation and amortization                           979          1,089
     Management fees - related party                         345            467
                                                        --------       --------
                                                          15,049         14,732
                                                        --------       --------
Income from operations                                     3,341          2,211
                                                        --------       --------

OTHER INCOME (EXPENSE)
     Interest income                                          16             14
     Interest expense                                         (3)            (4)
                                                        --------       --------
                                                              13             10
                                                        --------       --------
Income before income taxes                                 3,354          2,221
Income tax expense                                        (1,321)          (886)
                                                        --------       --------

NET INCOME                                               $ 2,033        $ 1,335
                                                        --------       --------
                                                        --------       --------

           See accompanying notes to condensed financial statements.

                                ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                      ---------------------------
                                                                       JUNE 30,         JUNE 30,
                                                                         1998             1997
                                                                      -----------     -----------
                                                                      (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $3,716         $2,424
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                       1,943          2,109
       Deferred income taxes                                                (94)            87
       Changes in operating assets and liabilities:
            Other current assets                                           (338)          (186)
            Accounts payable                                              1,053         (1,020)
            Income taxes payable to affiliate                             2,487          1,528
            Other accrued liabilities                                       571            (88)
                                                                        -------        -------
            Net cash provided by operating activities                     9,338          4,854
                                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      (2,161)        (1,322)
                                                                        -------        -------
           Net cash used in investing activities                         (2,161)        (1,322)
                                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliates                                                      (7,989)        (3,510)
Increase in other long-term obligations - related party                       7              7
                                                                        -------        -------
           Net cash used in financing activities                         (7,982)        (3,503)
                                                                        -------        -------

Net (decrease) increase in cash and cash equivalents                       (805)            29
Cash and cash equivalents, beginning of period                            3,807          3,563
                                                                        -------        -------
Cash and cash equivalents, end of period                                 $3,002         $3,592
                                                                        -------        -------
                                                                        -------        -------

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

     IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has proposed certain adjustments with respect to the Company and the Predecessor for the 1992 and 1993 tax years principally regarding the S Corporation status. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $12,900, including interest through June 30, 1998, but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                            THE MISSOURI GAMING COMPANY
                              CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1998           1997
                                                                      -----------    ------------
                                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash                                                               $ 4,696        $ 3,629
     Income taxes receivable from affiliate                                 664             94
     Other current assets                                                 1,729          1,897
                                                                       --------       --------
          Total current assets                                            7,089          5,620

NET PROPERTY AND EQUIPMENT                                               68,954         70,878

OTHER ASSETS                                                              1,619          2,198
                                                                       --------       --------

TOTAL ASSETS                                                            $77,662        $78,696
                                                                       --------       --------
                                                                       --------       --------

CURRENT LIABILITIES:
     Accounts payable                                                   $   868        $ 1,352
     Other accrued liabilities                                            5,526          3,692
                                                                       --------       --------
          Total current liabilities                                       6,394          5,044
                                                                       --------       --------

DUE TO AFFILIATES                                                        53,908         56,007

DEFERRED INCOME TAXES                                                     2,151          1,851

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1000 shares authorized,
        issued and outstanding
     Capital in excess of par                                             5,000          5,000
     Retained earnings                                                   10,209         10,794
                                                                       --------       --------
          Total stockholder's equity                                     15,209         15,794
                                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $77,662        $78,696
                                                                       --------       --------
                                                                       --------       --------

             See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                  SIX MONTHS ENDED
                                            ----------------------------
                                              JUNE 30,         JUNE 30,
                                                1998             1997
                                            -----------      -----------
                                            (UNAUDITED)      (UNAUDITED)
REVENUES
  Casino                                      $35,355          $31,667
  Food, beverage and other                      5,993            4,936
                                              -------          -------
                                               41,348           36,603
  Less promotional allowances                  (3,488)          (2,428)
                                              -------          -------
Net revenues                                   37,860           34,175
                                              -------          -------

COSTS AND EXPENSES
  Casino                                       19,275           16,792
  Food, beverage and other                      4,643            4,151
  Other operating expenses                      2,196            1,874
  Selling, general and administrative           7,340            5,813
  Depreciation and amortization                 3,031            2,738
                                              -------          -------
                                               36,485           31,368
                                              -------          -------
Income from operations                          1,375            2,807
                                              -------          -------

OTHER INCOME (EXPENSE):
Interest income                                    25               94
Interest expense                               (2,338)          (2,758)
                                              -------          -------
                                               (2,313)          (2,664)
                                              -------          -------
(Loss) income before income taxes                (938)             143
Income tax benefit (expense)                      353              (82)
                                              -------          -------
NET (LOSS) INCOME                             $  (585)         $    61
                                              -------          -------
                                              -------          -------


           See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                 THREE MONTHS ENDED
                                            ----------------------------
                                              JUNE 30,         JUNE 30,
                                                1998             1997
                                            -----------      -----------
                                            (UNAUDITED)      (UNAUDITED)
REVENUES
  Casino                                      $16,996          $15,217
  Food, beverage and other                      2,940            2,439
                                              -------          -------
                                               19,936           17,656
  Less promotional allowances                  (1,690)          (1,268)
                                              -------          -------
Net revenues                                   18,246           16,388
                                              -------          -------

COSTS AND EXPENSES
  Casino                                        9,174            8,034
  Food, beverage and other                      2,281            2,055
  Other operating expenses                      1,091              914
  Selling, general and administrative           3,385            2,853
  Depreciation and amortization                 1,554            1,369
                                              -------          -------
                                               17,485           15,225
                                              -------          -------
Income from operations                            761            1,163
                                              -------          -------

OTHER INCOME (EXPENSE):
Interest income                                     8               59
Interest expense                               (1,130)          (1,364)
                                              -------          -------
                                               (1,122)          (1,305)
                                              -------          -------
Loss before income taxes                         (361)            (142)
Income tax benefit                                192               55
                                              -------          -------
NET LOSS                                      $  (169)         $   (87)
                                              -------          -------
                                              -------          -------


           See accompanying notes to condensed financial statements.

                          THE MISSOURI GAMING COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                            SIX MONTHS ENDED
                                                                      ----------------------------
                                                                        JUNE 30,         JUNE 30,
                                                                          1998             1997
                                                                      -----------      -----------
                                                                      (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                       $  (585)         $    61
Adjustments to reconcile net (loss) income to net cash provided by operating activities
     Depreciation                                                         2,951            2,618
     Amortization                                                            80              120
     Deferred income taxes                                                  300                7
     Changes in operating assets and liabilities:
          Income taxes receivable from affiliate                           (570)              74
          Other current assets                                              168              366
          Accounts payable                                                 (484)          (1,941)
          Other accrued liabilities                                       1,834              268
          Other assets                                                      576             (136)
                                                                        -------          -------
          Net cash provided by operating activities                       4,270            1,437
                                                                        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      (1,104)            (921)
                                                                        -------          -------
     Net cash used in investing activities                               (1,104)            (921)
                                                                        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                                            (94)
Due to affiliates                                                        (2,099)              61
                                                                        -------          -------
     Net cash used in financing activities                               (2,099)             (33)
                                                                        -------          -------

Net increase in cash and cash equivalents                                 1,067              483
Cash and cash equivalents, beginning of period                            3,629            6,143
                                                                        -------          -------
Cash and cash equivalents, end of period                                $ 4,696          $ 6,626
                                                                        -------          -------
                                                                        -------          -------


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

          IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

                           ARGOSY OF LOUISIANA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        JUNE 30,       DECEMBER 31,
                                                                          1998             1997
                                                                      -----------      ------------
                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                            $  2,956          $ 3,429
  Other current assets                                                    1,821            1,655
                                                                       --------          -------
      Total current assets                                                4,777            5,084

NET PROPERTY AND EQUIPMENT                                               41,927           43,896

OTHER ASSETS                                                              1,767            1,821
                                                                       --------          -------
TOTAL ASSETS                                                           $ 48,471          $50,801
                                                                       --------          -------
                                                                       --------          -------

CURRENT LIABILITIES:
  Accounts payable                                                     $    622          $   771
  Due to affiliates                                                       2,557            1,795
  Other accrued liabilities                                               6,222            5,013
  Current maturities of long-term debt-related party                     10,268           10,268
                                                                       --------          -------
      Total current liabilities                                          19,669           17,847
                                                                       --------          -------

LONG-TERM DEBT-RELATED PARTY                                             37,875           37,842

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                             2,265            2,672

STOCKHOLDER'S DEFICIT:
  Common stock - $1 par value, 1,000 shares authorized
    issued and outstanding                                                    1                1
  Accumulated deficit                                                   (11,339)          (7,561)
                                                                       --------          -------
      Total stockholder's deficit                                       (11,338)          (7,560)
                                                                       --------          -------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                            $ 48,471          $50,801
                                                                       --------          -------
                                                                       --------          -------


    See accompanying notes to condensed consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                        SIX MONTHS ENDED
                                                  ----------------------------
                                                    JUNE 30,         JUNE 30,
                                                      1998             1997
                                                  -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)
REVENUES
  Casino                                            $24,285          $26,196
  Food, beverage and other                            3,333            3,686
                                                    -------          -------
                                                     27,618           29,882
  Less promotional allowances                        (2,075)          (2,238)
                                                    -------          -------
Net revenues                                         25,543           27,644
                                                    -------          -------

COST AND EXPENSES
  Casino                                             14,736           15,081
  Food, beverage and other                            3,005            3,462
  Other operating expenses                            2,564            2,552
  Selling, general and administrative                 6,150            6,560
  Depreciation and amortization                       2,606            2,789
                                                    -------          -------
                                                     29,061           30,444
                                                    -------          -------
Loss from operations                                 (3,518)          (2,800)
Interest (expense) income net:
  Interest to related party                            (701)            (802)
  Other                                                  34               47
                                                    -------          -------
Loss  before minority interest and income taxes      (4,185)          (3,555)
Minority interest                                       407              342
Income tax benefit                                                       597
                                                    -------          -------
NET LOSS                                            $(3,778)         $(2,616)
                                                    -------          -------
                                                    -------          -------


    See accompanying notes to condensed consolidated financial statements.

                             ARGOSY OF LOUISIANA, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                        JUNE 30,       JUNE 30,
                                                          1998           1997
                                                       -----------    ----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES
  Casino                                                 $12,181        $13,405
  Food, beverage and other                                 1,649          1,973
                                                         -------        -------
                                                          13,830         15,378
  Less promotional allowances                               (991)        (1,247)
                                                         -------        -------
Net revenues                                              12,839         14,131
                                                         -------        -------
COST AND EXPENSES
  Casino                                                   7,264          7,750
  Food, beverage and other                                 1,507          1,828
  Other operating expenses                                 1,174          1,228
  Selling, general and administrative                      2,828          3,546
  Depreciation and amortization                            1,313          1,397
                                                         -------        -------
                                                          14,086         15,749
                                                         -------        -------
Loss from operations                                      (1,247)        (1,618)
Interest (expense) income net:
  Interest to related party                                 (350)          (401)
  Other                                                       14             27
                                                         -------        -------
Loss  before minority interest and income taxes           (1,583)        (1,992)
Minority interest                                            153            192
Income tax benefit                                                          181
                                                         -------        -------
NET LOSS                                                 $(1,430)       $(1,619)
                                                         -------        -------
                                                         -------        -------

      See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                       -------------------------
                                                        JUNE 30,       JUNE 30,
                                                          1998           1997
                                                       -----------    ----------
                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(3,778)       $(2,616)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                             2,552          2,549
  Amortization                                                54            240
  Minority interest                                         (407)          (342)
  Deferred income taxes                                                    (597)
  Changes in operating assets and liabilities:
    Other current assets                                    (166)           185
    Accounts payable                                        (149)          (643)
    Other accrued liabilities                              1,209            985
                                                         -------        -------
    Net cash used in operating activities                   (685)          (239)
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                         (583)          (258)
                                                         -------        -------
    Net cash used in investing activities                   (583)          (258)
                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to affiliates                                795            896
                                                         -------        -------
    Net cash provided by financing activities                795            896
                                                         -------        -------
Net (decrease) increase in cash and cash equivalents        (473)           399
Cash and cash equivalents, beginning of period             3,429          3,051
                                                         -------        -------
Cash and cash equivalents, end of period                 $ 2,956        $ 3,450
                                                         -------        -------
                                                         -------        -------

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

          IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

2.   COMMITMENTS

          The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz have an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger, until construction of a hotel commences by Jazz or another Argosy affiliate. Argosy has guaranteed the additional $2.50 per passenger. Through June 30, 1998, the Company has paid all admission payments due under the above agreements.

          Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            JUNE 30,      DECEMBER 31,
                                                              1998             1997
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 2,956        $ 3,429
  Other current assets                                           964            802
                                                             -------        -------
       Total current assets                                    3,920          4,231

NET PROPERTY AND EQUIPMENT                                    41,610         43,579

OTHER ASSETS                                                   1,767          1,821
                                                             -------        -------
TOTAL ASSETS                                                 $47,297        $49,631
                                                             -------        -------
                                                             -------        -------
CURRENT LIABILITIES:
  Accounts payable                                           $   622        $   771
  Other accrued liabilities                                    4,486          4,071
  Accrued interest-related party                               1,603            902
  Due to affiliates                                            2,557          1,795
  Notes payable and current maturities of long-term
    debt-related party                                        10,268         10,268
                                                             -------        -------
       Total current liabilities                              19,536         17,807

LONG-TERM DEBT-RELATED PARTY                                   9,103          9,103
PARTNERS' EQUITY                                              18,658         22,721
                                                             -------        -------
TOTAL LIABILITIES AND PARTNERS' EQUITY                       $47,297        $49,631
                                                             -------        -------
                                                             -------        -------

            See accompanying notes to condensed financial statements.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                       -------------------------
                                                        JUNE 30,       JUNE 30,
                                                          1998           1997
                                                       -----------    ----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
  Casino                                                 $24,285        $26,196
  Food, beverage and other                                 3,333          3,686
                                                         -------        -------
                                                          27,618         29,882
  Less promotional allowances                             (2,075)        (2,238)
                                                         -------        -------
Net revenues                                              25,543         27,644
                                                         -------        -------
COSTS AND EXPENSES
  Casino                                                  14,736         15,081
  Food, beverage and other                                 3,005          3,462
  Other operating expenses                                 2,564          2,552
  Selling, general and administrative                      6,024          6,425
  Depreciation and amortization                            2,606          2,789
                                                         -------        -------
                                                          28,935         30,309
                                                         -------        -------
Loss from operations                                      (3,392)        (2,665)
INTEREST (EXPENSE) INCOME:
  Related parties                                           (701)          (802)
  Other                                                       30             47
                                                         -------        -------
                                                            (671)          (755)
                                                         -------        -------
NET LOSS                                                 $(4,063)       $(3,420)
                                                         -------        -------
                                                         -------        -------

           See accompanying notes to condensed financial statements.

                    CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                        JUNE 30,       JUNE 30,
                                                          1998           1997
                                                       -----------    ----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
  Casino                                                 $12,181        $13,405
  Food, beverage and other                                 1,649          1,973
                                                         -------        -------
                                                          13,830         15,378
  Less promotional allowances                               (991)        (1,247)
                                                         -------        -------
Net revenues                                              12,839         14,131
                                                         -------        -------
COSTS AND EXPENSES
  Casino                                                   7,263          7,750
  Food, beverage and other                                 1,507          1,828
  Other operating expenses                                 1,174          1,228
  Selling, general and administrative                      2,763          3,478
  Depreciation and amortization                            1,313          1,397
                                                         -------        -------
                                                          14,020         15,681
                                                         -------        -------

Loss from operations                                      (1,181)        (1,550)
INTEREST (EXPENSE) INCOME:
  Related parties                                           (350)          (401)
  Other                                                       10             27
                                                         -------        -------
                                                            (340)          (374)
                                                         -------        -------
NET LOSS                                                 $(1,521)       $(1,924)
                                                         -------        -------
                                                         -------        -------

           See accompanying notes to condensed financial statements.

                       CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                       --------------------------
                                                                        JUNE 30,       JUNE 30,
                                                                          1998           1997
                                                                       -----------    -----------
                                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(4,063)       $(3,420)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                         2,552          2,549
     Amortization                                                            54            240
     Changes in operating assets and liabilities:
          Other current assets                                             (162)           165
          Accounts payable                                                 (149)          (644)
          Accrued interest to related parties                               701            302
          Other accrued liabilities                                         415            448
                                                                        -------        -------
     Net cash used in operating activities                                 (652)          (360)
                                                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (583)          (258)
                                                                        -------        -------
     Net cash used in investing activities                                 (583)          (258)
                                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to affiliates                                               762          1,017
                                                                        -------        -------
     Net cash provided by financing activities                              762          1,017
                                                                        -------        -------
Net (decrease) increase in cash and cash equivalents                       (473)           399
Cash and cash equivalents, beginning of period                            3,429          3,051
                                                                        -------        -------
Cash and cash equivalents, end of period                                 $2,956         $3,450
                                                                        -------        -------
                                                                        -------        -------

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

     IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

2.   COMMITMENTS

     The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz have an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until construction of a hotel commences by Jazz or another Argosy affiliate. Argosy has guaranteed the additional $2.50 per passenger. Through June 30, 1998, the Partnership has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") . The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.


                                              JAZZ ENTERPRISES, INC.
                                             CONDENSED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   1998                1997
                                                                              -------------        ------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                      $                   $    20
     Other current assets                                                               251                 137
                                                                                    -------             -------
        Total current assets                                                            251                 157
                                                                                    -------             -------

NET PROPERTY AND EQUIPMENT                                                           53,827              54,593
GOODWILL, NET                                                                        19,624              19,922
NOTE RECEIVABLE                                                                       1,892               1,892
OTHER ASSETS                                                                          1,999               3,390
                                                                                    -------             -------

TOTAL ASSETS                                                                        $77,593             $79,954
                                                                                    -------             -------
                                                                                    -------             -------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                        $3,132             $ 3,000
     Current maturities of long-term debt                                               491                 491
                                                                                    -------             -------
        Total current liabilities                                                     3,623               3,491
                                                                                    -------             -------

LONG-TERM DEBT                                                                        6,913               7,165
LONG-TERM DEBT - RELATED PARTY                                                       74,723              74,072
STOCKHOLDER'S DEFICIT
     Common stock, no par value, 100,000 shares authorized, 200 shares issued and outstanding
     Retained deficit                                                                (7,666)             (4,774)
                                                                                    -------             -------
         Total stockholders's deficit                                                (7,666)             (4,774)
                                                                                    -------             -------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                         $77,593             $79,954
                                                                                    -------             -------
                                                                                    -------             -------

                       See accompanying notes to condensed financial statements.

                               JAZZ ENTERPRISES, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                       ------------------------------
                                                         JUNE 30,           JUNE 30,
                                                           1998               1997
                                                       -----------        -----------
                                                       (UNAUDITED)        (UNAUDITED)
REVENUES:
     Lease revenue - related party                        $1,477             $1,571
     Rent revenue                                            178                184
                                                         -------            -------
                                                           1,655              1,755
                                                         -------            -------

COSTS AND EXPENSES:
     Operating expenses                                      611                445
     Selling, general and administrative                   1,828                635
     Depreciation and amortization                         1,266              1,177
                                                         -------            -------
                                                           3,705              2,257
                                                         -------            -------

Loss from operations                                      (2,050)              (502)

OTHER EXPENSE:
     Interest expense                                       (436)              (460)
     Equity in loss of unconsolidated partnership           (406)              (342)
                                                         -------            -------
NET LOSS                                                 $(2,892)           $(1,304)
                                                         -------            -------
                                                         -------            -------

             See accompanying notes to condensed financial statements.

                                JAZZ ENTERPRISES, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                        --------------------------
                                                          JUNE 30,       JUNE 30,
                                                            1998           1997
                                                        -----------    -----------
                                                        (UNAUDITED)    (UNAUDITED)
REVENUES:
     Lease revenue - related party                          $   723          $ 804
     Rent revenue                                                89             95
                                                            -------          -----
                                                                812            899
                                                            -------          -----
COSTS AND EXPENSES:
     Operating expenses                                         351            300
     Selling, general and administrative                      1,432            296
     Depreciation and amortization                              614            588
                                                            -------          -----
                                                              2,397          1,184
                                                            -------          -----
Loss from operations                                         (1,585)          (285)

OTHER EXPENSE:
     Interest expense                                          (216)          (230)
     Equity in loss of unconsolidated partnership              (152)          (192)
                                                            -------          -----
NET LOSS                                                    $(1,953)         $(707)
                                                            -------          -----
                                                            -------          -----

              See accompanying notes to condensed financial statements.

                                  JAZZ ENTERPRISES, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                         ---------------------------
                                                                           JUNE 30,       JUNE 30,
                                                                             1998           1997
                                                                         -----------     -----------
                                                                         (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $(2,892)       $(1,304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation                                                                878            878
   Amortization                                                                388            299
   Equity in loss of unconsolidated partnership                                407            342
   Changes in operating assets and liabilities:
         Other current assets                                                 (114)            78
         Accounts payable and accrued liabilities                              132            743
                                                                           -------        -------
         Net cash (used in) provided by operating activities                (1,201)         1,036
                                                                           -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (113)          (943)
                                                                           -------        -------
          Net cash used in investing activities                               (113)          (943)
                                                                           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                     (252)           (89)
     Advances from affiliate                                                   651            372
     Decrease (increase) in other assets                                       895           (376)
                                                                           -------        -------
          Net cash provided by (used in) financing activities                1,294            (93)
                                                                           -------        -------
Net (decrease) increase in cash and cash equivalents                           (20)
Cash and cash equivalents, beginning of period                                  20
                                                                           -------        -------
Cash and cash equivalents, end of period                                   $              $
                                                                           -------        -------
                                                                           -------        -------

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

     IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

2.   COMMITMENTS

     The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and the Company entered into an agreement which required the Company and the partnership to pay to the City-Parish $2.50 per passenger. Additionally, the Company agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger until construction of
a hotel commences by the Company or another Argosy affiliate.    Argosy has
guaranteed the additional $2.50 per passenger. Through June 30, 1998, the partnership has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                                  THE INDIANA GAMING COMPANY
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1998           1997
                                                                     ------------    ------------
                                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 29,763       $ 41,257
     Other current assets                                                 2,361          1,635
                                                                       --------       --------
        Total current assets                                             32,124         42,892
                                                                       --------       --------

NET PROPERTY AND EQUIPMENT                                              194,106        176,407
                                                                       --------       --------
OTHER ASSETS:
     Deposits                                                                              530
     Cash and cash equivalents-restricted                                 3,014         13,114
     Other, net                                                          30,153         30,844
     Deferred income taxes                                                2,099          2,785
                                                                       --------       --------
        Total other assets                                               35,266         47,273
                                                                       --------       --------

TOTAL ASSETS                                                           $261,496       $266,572
                                                                       --------       --------
                                                                       --------       --------


CURRENT LIABILITIES:
     Accounts payable                                                  $  3,739       $  5,936
     Accrued interest and dividends payable-related parties               3,653          5,260
     Other accrued liabilities                                           33,099         17,951
     Current maturities of long-term debt                                13,013         12,856
     Current maturities of other long-term obligations                    3,083          4,583
                                                                       --------       --------
        Total current liabilities                                        56,587         46,586
                                                                       --------       --------

LONG-TERM DEBT                                                          162,695        195,405
OTHER LONG-TERM OBLIGATIONS                                               1,000          2,000
MINORITY INTERESTS                                                       22,880         17,656

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares authorized
         issued and outstanding
     Retained earnings                                                   18,334          4,925
                                                                       --------       --------
        Total stockholder's equity                                       18,334          4,925
                                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $261,496       $266,572
                                                                       --------       --------
                                                                       --------       --------

          See accompanying notes to condensed consolidated financial statements.

                             THE INDIANA GAMING COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                      ---------------------------
                                                        JUNE 30,        JUNE 30,
                                                          1998            1997
                                                      -----------     -----------
                                                      (UNAUDITED)     (UNAUDITED)
REVENUES:
     Casino                                             $120,065        $57,418
     Admissions                                            7,200          3,465
     Food, beverage and other                              9,722          2,981
                                                        --------        -------
                                                         136,987         63,864
     Less promotional allowances                          (8,176)        (1,995)
                                                        --------        -------
Net revenues                                             128,811         61,869
                                                        --------        -------

COST AND EXPENSES:
     Casino                                               50,924         25,469
     Food, beverage and other                              8,270          2,206
     Other operating expenses                              4,103          6,330
     Selling, general and administrative                  20,357         10,466
     Depreciation and amortization                         5,947          5,390
     Management fees-related parties                       2,176            869
                                                        --------        -------
                                                          91,777         50,730
                                                        --------        -------
Income from operations                                    37,034         11,139
                                                        --------        -------

OTHER INCOME (EXPENSE):
     Interest income                                         765            597
     Interest expense                                     (5,214)        (1,170)
                                                        --------        -------
                                                          (4,449)          (573)
                                                        --------        -------
Income before minority interests and income taxes         32,585         10,566
Minority interests                                       (10,177)        (3,406)
Income tax expense                                        (8,999)        (2,509)
                                                        --------        -------
NET INCOME                                              $ 13,409        $ 4,651
                                                        --------        -------
                                                        --------        -------

       See accompanying notes to condensed consolidated financial statements.

                             THE INDIANA GAMING COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                         JUNE 30,      JUNE 30,
                                                           1998          1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                              $64,495        $31,698
     Admissions                                            4,009          1,854
     Food, beverage and other                              5,535          1,580
                                                         -------        -------
                                                          74,039         35,132
     Less promotional allowances                          (4,979)        (1,143)
                                                         -------        -------
Net revenues                                              69,060         33,989
                                                         -------        -------

COST AND EXPENSES:
     Casino                                               26,892         13,564
     Food, beverage and other                              4,687          1,221
     Other operating expenses                              2,112          3,188
     Selling, general and administrative                  11,441          5,468
     Depreciation and amortization                         3,053          2,932
     Management fees-related parties                       1,115            527
                                                         -------        -------
                                                          49,300         26,900
                                                         -------        -------
Income from operations                                    19,760          7,089
                                                         -------        -------

OTHER INCOME (EXPENSE):
     Interest income                                         319            292
     Interest expense                                     (2,536)          (426)
                                                         -------        -------
                                                          (2,217)          (134)
                                                         -------        -------
Income before minority interests and income taxes         17,543          6,955
Minority interests                                        (5,557)        (2,401)
Income tax expense                                        (4,888)        (1,434)
                                                         -------        -------
NET INCOME                                               $ 7,098        $ 3,120
                                                         -------        -------
                                                         -------        -------

     See accompanying notes to condensed consolidated financial statements.

                             THE INDIANA GAMING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                      --------------------------
                                                                        JUNE 30,       JUNE 30,
                                                                          1998           1997
                                                                      -----------    -----------
                                                                      (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $13,409         $4,651
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation                                                        5,256          4,778
      Amortization                                                          691            612
      Deferred income taxes                                                 663         (1,345)
      Minority interests                                                 10,177          3,406
   Changes in operating assets and  liabilities:
           Other current assets                                            (704)          (160)
           Deposits                                                                       (772)
           Accounts payable                                              (2,197)        (1,780)
           Accrued interest payable to related parties                   (1,627)          (151)
           Accrued liabilities                                           15,957          6,930
                                                                        -------        -------
           Net cash provided by operating activities                     41,625         16,169
                                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                                     10,100         (3,506)
      Purchases of property and equipment                               (22,124)       (42,355)
      Payments under development agreement and other
         infrastructure improvements                                     (2,500)        (3,015)
                                                                        -------        -------
           Net cash used in investing activities                        (14,524)       (48,876)
                                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                                  (1,108)        (2,998)
      (Repayment of) proceeds from long-term debt                       (32,554)        45,066
      Payment of preferred equity return to partner                      (1,159)          (489)
      Partnership equity distributions to partners                       (3,774)
      Other                                                                                (60)
                                                                        -------        -------
           Net cash (used in) provided by financing activities          (38,595)        41,519
                                                                        -------        -------
Net (decrease) increase in cash and cash equivalents                    (11,494)         8,812
Cash and cash equivalents, beginning of period                           41,257          9,216
                                                                        -------        -------
Cash and cash equivalents, end of period                                $29,763        $18,028
                                                                        -------        -------
                                                                        -------        -------

          See accompanying notes to condensed consolidated financial statements.

                             THE INDIANA GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION-The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57 1/2% general partner in the Partnership, together with, three limited partners.
On December 10, 1996, the Company commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

     IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

2.   INCOME TAXES

   In 1996, the Company recorded a valuation allowance against all of its deferred tax assets due to the uncertainty of realization. During the six months ended June 30, 1997, the Company utilized a net operating loss carryforward of approximately $260.

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

                            THE INDIANA GAMING COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (DOLLARS IN THOUSANDS)



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

     Included in other long term obligations at June 30, 1998 is $4,083 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Total remaining is due $2,083 in 1998 and $2,000 in 1999.

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

                          INDIANA GAMING COMPANY, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1998           1997
                                                                     -------------   ------------
                                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                        $  29,763      $  41,257
     Other current assets                                                 2,245          1,561
                                                                      ----------     ---------
        Total current assets                                             32,008         42,818
                                                                      ----------     ---------
NET PROPERTY AND EQUIPMENT                                              192,819        175,030
                                                                      ----------     ---------
OTHER ASSETS:
     Deposits                                                                              589
     Cash and cash equivalents-restricted                                 3,014         13,114
     Other, net                                                          30,153         30,844
                                                                      ----------     ---------
        Total other assets                                               33,167         44,547
                                                                      ----------     ---------
TOTAL ASSETS                                                          $ 257,994      $ 262,395
                                                                      ----------     ---------
                                                                      ----------     ---------
CURRENT LIABILITIES:
     Accounts payable                                                 $   4,356      $   5,936
     Accrued interest and dividends payable-related parties               8,727         12,571
     Other accrued liabilities                                           19,206         11,715
     Due to affiliates                                                       92          1,182
     Current maturities of long-term debt                                25,991         25,832
     Current maturities of other long-term obligations                    3,083          4,583
                                                                      ----------     ---------
        Total current liabilities                                        61,455         61,819
                                                                      ----------     ---------
LONG-TERM DEBT                                                          131,798        148,934
OTHER LONG-TERM OBLIGATIONS                                               1,000          2,000
PARTNERS' EQUITY:
     General partner                                                     40,909         32,031
     Limited partners                                                    22,832         17,611
                                                                      ----------     ---------
        Total partners' equity                                           63,741         49,642
                                                                      ----------     ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                $ 257,994      $ 262,395
                                                                      ----------     ---------
                                                                      ----------     ---------

See accompanying notes to condensed financial statements.

                            INDIANA GAMING COMPANY, L.P.
                           CONDENSED STATEMENTS OF INCOME
                                   (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                       --------------------------
                                                         JUNE 30,       JUNE 30,
                                                          1998            1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                            $ 120,065       $ 57,418
     Admissions                                            7,200          3,465
     Food, beverage and other                              9,722          2,981
                                                       ---------       --------
                                                         136,987         63,864
     Less promotional allowances                          (8,176)        (1,995)
                                                       ---------       --------
Net revenues                                             128,811         61,869
                                                       ---------       --------
COST AND EXPENSES:
     Casino                                               50,924         25,469
     Food, beverage and other                              8,270          2,206
     Other operating expenses                              4,103          6,330
     Selling, general and administrative                  20,357         10,466
     Depreciation and amortization                         5,919          5,390
     Management fees-related parties                       5,645          2,175
                                                       ---------       --------
                                                          95,218         52,036
                                                       ---------       --------
Income from operations                                    33,593          9,833
                                                       ---------       --------
OTHER INCOME (EXPENSE):
     Interest income                                         765            597
     Interest expense                                    (10,412)        (2,519)
                                                       ---------       --------
                                                          (9,647)        (1,922)
                                                       ---------       --------
NET INCOME PRIOR TO PREFERRED EQUITY RETURN               23,946          7,911
Preferred equity return                                   (2,780)        (2,741)
                                                       ---------       --------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS      $  21,166       $  5,170
                                                       ---------       --------
                                                       ---------       --------

See accompanying notes to condensed financial statements.

                           INDIANA GAMING COMPANY, L.P.
                          CONDENSED STATEMENTS OF INCOME
                                  (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                         JUNE 30,       JUNE 30,
                                                          1998            1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
     Casino                                             $ 64,495       $ 31,698
     Admissions                                            4,009          1,854
     Food, beverage and other                              5,535          1,580
                                                       ---------       --------
                                                          74,039         35,132
     Less promotional allowances                          (4,979)        (1,143)
                                                       ---------       --------
Net revenues                                              69,060         33,989
                                                       ---------       --------
COST AND EXPENSES:
     Casino                                               26,892         13,564
     Food, beverage and other                              4,687          1,221
     Other operating expenses                              2,112          3,188
     Selling, general and administrative                  11,441          5,468
     Depreciation and amortization                         3,038          2,932
     Management fees-related parties                       2,991          1,319
                                                       ---------       --------
                                                          51,161         27,692
                                                       ---------       --------
Income from operations                                    17,899          6,297
                                                       ---------       --------
OTHER INCOME (EXPENSE):
     Interest income                                         319            292
     Interest expense                                     (5,142)          (940)
                                                       ---------       --------
                                                          (4,823)          (648)
                                                       ---------       --------
NET INCOME PRIOR TO PREFERRED EQUITY RETURN               13,076          5,649
Preferred equity return                                   (1,378)        (1,378)
                                                       ---------       --------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS       $ 11,698       $  4,271
                                                       ---------       --------
                                                       ---------       --------

See accompanying notes to condensed financial statements.

                            INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                    --------------------------
                                                                                      JUNE 30,        JUNE 30,
                                                                                        1998            1997
                                                                                    -----------     -----------
                                                                                    (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ 21,166       $  5,170
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                     5,228          4,778
        Amortization                                                                       691            612
        Accrued preferred equity return                                                  2,780          2,741
     Changes in operating assets and liabilities:
        Due from affiliates                                                               (452)
        Other current assets                                                              (684)          (160)
        Accounts payable                                                                (2,216)        (1,868)
        Accrued interest payable to related parties                                     (3,757)          (336)
        Accrued liabilities                                                              8,160          2,244
        Deposits                                                                                         (772)
                                                                                     ---------       --------
           Net cash provided by operating activities                                    30,916         12,409
                                                                                     ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted cash held in escrow                                                  10,100         (3,506)
        Purchases of property and equipment                                            (22,129)       (42,137)
        Payments under development agreement and other
          infrastructure improvements                                                   (2,500)        (3,015)
                                                                                     ---------       --------
           Net cash used in investing activities                                       (14,529)       (48,658)
                                                                                     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                                               (1,108)        (2,998)
        Partnership equity distributions                                                (8,881)
        Payment of preferred return to partners                                         (2,726)        (1,151)
        Proceeds from (payments on) long-term debt and partners' equity                (16,979)        49,270
        Partner equity contributions                                                     1,813
        Other                                                                                             (60)
                                                                                     ---------       --------
           Net cash (used in) provided by financing activities                         (27,881)        45,061
                                                                                     ---------       --------
Net (decrease) increase in cash and cash equivalents                                   (11,494)         8,812
Cash and cash equivalents,  beginning of period                                         41,257          9,216
                                                                                     ---------       --------
Cash and cash equivalents,  end of period                                             $ 29,763       $ 18,028
                                                                                     ---------       --------
                                                                                     ---------       --------

See accompanying notes to condensed financial statements.

                            INDIANA GAMING COMPANY, L.P.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (DOLLARS IN THOUSANDS)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION-Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, provides riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners. Net income (loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

     IMPAIRMENT OF LONG-LIVED ASSETS-When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount of fair value less costs related to the assets' disposition.

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

                            INDIANA GAMING COMPANY, L.P.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               (DOLLARS IN THOUSANDS)



     The Partnership has agreed to pay the City of Lawrenceburg $33,848 in reimbursements for infrastructure improvements and unrestricted grants. These have been recorded in other assets in the accompanying balance sheets. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the Development Agreement.

     Included in other long term obligations at June 30, 1998 is $4,083 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Total remaining payments are due $2,083 in 1998 and $2,000 in 1999.

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

     The Company's results of operations for the six and three months ended June 30, 1998 were favorably impacted by improved performance at Lawrenceburg due to the opening of the permanent pavilion in December of 1997 and by improved performance in Alton and Sioux City due to focused marketing efforts and operating efficiencies. The Company's results of operations were adversely affected by increased competition at the Riverside property and by a market decline in Baton Rouge due to increased competition from other gaming opportunities in nearby locations. Under the terms of the development agreement with the City of Baton Rouge the Company is required to pay a head tax of $2.50 per passenger until such time as the Company commences construction on a hotel near the Company's facility. Once construction commences on the hotel the head tax ceases and the Company would save approximately $3.5 million annually. The Company is in negotiations with several developers pertaining to the construction of a hotel. While the Company believes it will structure an agreement for the development of the hotel no assurances can be given as to the timing of the development of a hotel or as to the required financial commitment of the Company with respect to the development of a hotel. These factors have resulted in the Company reporting increased revenues and operating income at Lawrenceburg, Alton and Sioux City and decreased operating income at Riverside for the six and three months ended June 30, 1998. Baton Rouge reported decreased revenues and increased operating losses for the six months ended June 30, 1998 and decreased revenues and operating losses for the three months ended June 30, 1998. The Company expects the competitive environment in each of its markets to remain intense.

     The Company is in a net operating loss carryforward position at June 30, 1998 and, as such, the Company has not recorded any federal tax benefits on its 1998 and 1997 operating losses due to the uncertainty of realization.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

                                            SIX MONTHS ENDED             THREE MONTHS ENDED
                                       -------------------------     --------------------------
                                         JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                           1998           1997           1998           1997
                                       -----------    -----------    -----------     -----------
                                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
CASINO REVENUES
     Alton                              $  34,317      $  32,055      $  17,288       $ 15,633
     Riverside                             35,355         31,667         16,996         15,217
     Baton Rouge                           24,285         26,196         12,181         13,405
     Sioux City                            10,851         10,248          5,590          5,339
     Lawrenceburg                         120,065         57,418         64,495         31,698
                                       ----------     ----------     ----------      ---------
          Total                         $ 224,873      $ 157,584      $ 116,550       $ 81,292
                                       ----------     ----------     ----------      ---------
                                       ----------     ----------     ----------      ---------
NET REVENUES
     Alton                              $  36,448      $  34,685      $  18,390       $ 16,943
     Riverside                             37,860         34,175         18,246         16,388
     Baton Rouge                           25,543         27,644         12,839         14,131
     Sioux City                            11,306         10,739          5,829          5,607
     Lawrenceburg                         128,811         61,869         69,060         33,989
     Other                                    189            892             93            451
                                       ----------     ----------     ----------      ---------
          Total                         $ 240,157      $ 170,004      $ 124,457       $ 87,509
                                       ----------     ----------     ----------      ---------
                                       ----------     ----------     ----------      ---------
INCOME (LOSS) FROM OPERATIONS(1)
     Alton                              $   7,079      $   5,308      $   3,686       $  2,678
     Riverside                              1,375          2,807            761          1,163
     Baton Rouge                           (1,915)        (1,094)          (458)          (746)
     Sioux City                               792            349            528            365
     Lawrenceburg                          37,062         11,139         19,775          7,089
     Jazz                                  (2,456)          (844)        (1,737)          (477)
     Corporate (3)                         (5,083)        (6,521)        (2,220)        (2,901)
     Other                                 (1,813)          (327)          (945)           (65)
                                       ----------     ----------     ----------      ---------
          Total                         $  35,041      $  10,817      $  19,390       $  7,106
                                       ----------     ----------     ----------      ---------
                                       ----------     ----------     ----------      ---------
EBITDA(1)(2)
     Alton                              $   9,022      $   7,417         $4,665       $  3,767
     Riverside                              4,406          5,545          2,315          2,532
     Baton Rouge                              691          1,695            855            651
     Sioux City                             1,306            826            788            606
     Lawrenceburg                          42,981         16,529         22,813         10,021
     Jazz                                  (2,673)        (1,239)        (1,851)          (693)
     Corporate(3)                          (4,670)        (5,266)        (2,013)        (2,243)
     Other                                    349          1,712            121            973
                                       ----------     ----------     ----------      ---------
          Total                         $  51,412      $  27,219      $  27,693       $ 15,614
                                       ----------     ----------     ----------      ---------
                                       ----------     ----------     ----------      ---------

                               ARGOSY GAMING COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)




(1) Income from operations and EBITDA are presented before consideration of any management fee paid to the Company or intercompany rent charges in Baton Rouge and in the case of Sioux City and Lawrenceburg before the 30% and 42.5% minority interests, respectively.

(2) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity). EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. The Company has other significant uses of cash flows, including capital expenditures, which are not reflected in EBITDA.

(3) Excludes severance expenses of approximately $1.8 million for the six months ended June 30, 1997.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     CASINO--Casino revenues for the six months ended June 30, 1998 increased by $67.3 million to $224.9 million from $157.6 million for the six months ended June 30, 1997 due primarily to a $62.7 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $120.1 million for the six months ended June 30, 1998. The Company's other properties reported an aggregate 5% increase in casino revenues from $100.2 to $104.8 million. In particular, Alton casino revenues increased from $32.1 to $34.3 million, Riverside casino revenues increased from $31.7 to $35.4 million, Sioux City casino revenues increased from $10.2 to $10.9 million offset by a decrease in Baton Rouge casino revenues from $26.2 to $24.3 million.

     Casino expenses increased to $107.4 million for the six months ended June 30, 1998 from $79.6 million for the six months ended June 30, 1997. This is primarily due to an increase in Lawrenceburg casino expenses of $25.5 million to $50.9 million, attributable to the overall increase in Lawrenceburg casino revenues of $62.7 million.

     ADMISSIONS--Admissions revenue increased $3.7 million to $7.2 million for the six months ended June 30, 1998 due to an increased number of customers at the Lawrenecburg casino.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $6.4 million to $23.6 million for the six month period ended June 30, 1998, due to the increased casino revenues generated by the Lawrenceburg casino. Food, beverage and other net profit improved $0.8 million to $3.9 million for the six months ended June 30, 1998 due primarily to the increases in customers at the Lawrenceburg casino.

     OTHER OPERATING EXPENSES--Other operating expenses decreased $0.5 million to $13.3 million for the six months ended June 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $13.1 million to $48.1 million for the six months ended June 30, 1998 due primarily to an increase of $9.9 million at Lawrenceburg relating to expanded marketing and operating costs of the larger facility, an increase of $1.5 million at Riverside due to expanded marketing efforts and a $1.0 million charge related to deferred lease costs at the Catfish Town real estate project in Baton Rouge.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization remained the same at $16.4 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

     INTEREST EXPENSE--Net interest expense increased $6.4 million to $26.8 million for the six months ended June 30, 1998. The increase in interest expense is primarily attributable to additional loans by the partners of the Lawrenceburg casino, an equipment loan at the Indiana partnership and a decrease of $2.1 million in the amount of interest capitalized due to the completion of the final phase of the Lawrenceburg project.

     NET LOSS--Net loss decreased from $13.3 million for the six months ended June 30, 1997 to $2.3 million for the six months ended June 30, 1998 due primarily to the factors discussed above and approximately $1.8 million in severance expenses recognized in 1997.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     CASINO--Casino revenues for the three months ended June 30, 1998 increased by $35.3 million to $116.6 million from $81.3 million for the three months ended June 30, 1997 due primarily to a $32.8 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $64.5 million for the three months ended June 30, 1998. The Company's other properties reported an aggregate 5% increase in casino revenues from $49.6 to $52.1 million. In particular, Alton casino revenues increased from $15.6 to $17.3 million, Riverside casino revenues increased from $15.2 to $17.0 million, Sioux City casino revenues increased from $5.3 to $5.6 million offset by a decrease in Baton Rouge casino revenues from $13.4 to $12.2 million.

     Casino expenses increased to $54.7 million for the three months ended June 30, 1998 from $40.4 million for the three months ended June 30, 1997. This increase is primarily due to increased Lawrenceburg casino expenses of $13.3 million to $26.9 million attributable to the overall increase in Lawrenceburg casino revenues of $32.8 million.

     ADMISSIONS--Admissions revenue increased $2.1 million to $4.0 million for the three months ended June 30, 1998 due to an increase in the number of customers at the Lawrenceburg casino.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $3.6 million to $12.4 million for the three month period ended June 30, 1998, due to the increased casino revenues generated by the Lawrenceburg casino. Food, beverage and other net profit improved $0.4 million to $2.0 million for the three months ended June 30, 1998 due primarily to the increases in customers at the Lawrenceburg casino.

     OTHER OPERATING EXPENSES--Other operating expenses remained approximately the same at $6.7 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $7.4 million to $24.8 million for the three months ended June 30, 1998 due primarily to an increase of $6.0 million at Lawrenceburg relating to expanded marketing and operating costs of the larger facility and a $1.0 million charge related to deferred lease costs at the Catfish Town real estate project in Baton Rouge.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased $0.2 million from $8.5 million for the three months ended June 30, 1997 to $8.3 million for the three months ended June 30, 1998.

     INTEREST EXPENSE--Net interest expense increased $3.5 million to $13.4 million for the three months ended June 30, 1998. The increase in interest expense is primarily attributable to additional loans by the partners of the Lawrenceburg casino, an equipment loan at the Indiana partnership and a decrease of $1.5 million in the amount of interest capitalized due to the completion of the final phase of the Lawrenceburg project.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

COMPETITION

     The Company's Alton Casino faces competition from four other riverboat casino facilities currently operating in the St. Louis area and expects the level of competition to remain intense in the future. The most recent casino complex to open includes two independently owned facilities, each of which operate two dockside vessels. This casino complex, which increased gaming capacity in St. Louis by approximately 50%, opened in March of 1997. The Company's Riverside Casino currently faces competition from three casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. Until July 1998, there was an additional competitor in the Kansas City market which recently closed their facility.
The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux
City, Iowa, from two land-based Native American casinos, slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market, which opened in October 1996. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended June 30, 1998, the Company generated cash flows from operating activities of $33.1 million compared to $16.5 million for the same period in 1997. Cash flow from operating activities increased by $25.7 million for the six months ended June 30, 1998 over the same period in 1997 when the effect of an income tax receivable of $9.1 million for 1997 is excluded from total 1997 cash flows. This increase is attributable to the opening of the Lawrenceburg permanent pavilion in December 1997 as well as increased cash flows from the Company's Alton and Sioux City properties.

     In the six months ended June 30, 1998, the Company used cash flows for investing activities of $15.9 million versus $31.9 million for the six months ended June 30, 1997. The primary use of funds in both periods was the investment in the construction of the Lawrenceburg facility. Overall capital expenditures have decreased between periods reflecting the substantial completion of the Lawrenceburg casino.

     During the six months ended June 30, 1998, the Company used $11.2 million in cash flows for financing activities compared to generating $22.2 million of cash flows from financing activities for the same period in 1997. The uses of cash flows in 1998 were to repay loans related to the Company's Lawrenceburg casino, and for payments on installment contracts and other long-term debt offset by the net proceeds of $7.4 million from the sale of Preferred Stock and Warrants in June 1998. In 1997, the Company had net proceeds from partnership loans of $26.1 million, offset by payments on long-term debt and installment contracts of $3.2 million.

     As of June 30, 1998, the Company had approximately $65.3 million of cash, cash equivalents, and marketable securities, including approximately $29.8 million held at the Indiana Partnership. Approximately $7.9 million of the cash held at the Indiana Partnership is expected to be used towards the completion of the Lawrenceburg project. In addition, the Company had $14.0 of restricted cash, $10.9 million of which is in a disbursement account to be used to fund the Company's portion of the remaining Lawrenceburg construction costs and which cannot be used for any other purpose. In addition to the disbursement account, the Indiana Partnership has placed approximately $3.1 million in an escrow account representing unbilled construction costs

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

of the permanent Lawrenceburg facility. The Company has outstanding $235 million of First Mortgage Notes which were issued in June 1996 and are due June 2004. Additionally, the Company has outstanding $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

     In June 1998, the Company issued $8 million of Convertible Preferred Stock together with Warrants to purchase an additional 292,612 shares of Common Stock. The Preferred Shares provide for a 4% dividend per annum, payable in cash or in kind at the time of conversion or maturity at the Company's option. The Convertible Preferred Shares mature in seven years and the Company has the right for force conversion and/or redeem the Holder at maturity. The Warrants expire in five years. The Convertible Preferred Shares are puttable to the Company for cash if certain triggering events occur. This transaction provides for put and call options which, subject to certain restrictions and limitations, allows for up to an additional $8.0 million of Convertible Preferred Shares and Warrants to be issued.

     The Company estimates that the total construction costs of the Lawrenceburg casino and entertainment project will approximate $228 million (excluding capitalized interest). This forward looking statement involves certain risks and uncertainties and this amount is subject to numerous factors including weather and other construction risks. As of June 30, 1998, approximately $210 million has been contributed to the partnership for the project by all partners. The remaining Lawrenceburg construction costs will be funded from cash on hand in Lawrenceburg and from the Company from the disbursement account under provisions of the partnership agreement, as Conseco has fulfilled its funding obligation as of June 30, 1998. The Company expects that the restricted cash on hand at June 30, 1998, together with the $7.9 remaining proceeds from the equipment financing, will be sufficient to complete the Lawrenceburg project.

     As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional $2 to $5 million (primarily tenant allowance) as of June 30, 1998. Further, if a Predecessor entity of the Company's status as an S-Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $12.9 million (excluding penalties) to fund the potential income tax liability.

     The Company believes that cash on hand will be sufficient to fund its current capital expenditure obligations, including the completion of the permanent Lawrenceburg casino development, debt service obligations and operating requirements during the next twelve months. However, the Company's ability to meet its operating and debt service requirements, however is substantially dependent upon the success of the Lawrenceburg casino. If events that negatively impact its sources or uses of cash, such as a significant deterioration in the operating results of the Company's casino properties particularly in Lawrenceburg, or an adverse IRS ruling, the Company may be unable to meet future debt service payments without obtaining additional debt or additional equity financing or without the disposition of assets. No assurance can be given that the Company would be able to obtain such additional financing on suitable terms or sell assets on favorable terms, if required. In light of the foregoing, the Company recently issued the $8 million of Convertible Preferred Stock, mentioned above, and is considering various other long term options with respect to the Company's capital structure, including additional financings and asset dispositions. The disposal of assets could result in a significant charge to earnings.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

YEAR 2000

     The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. As the Company is dependent on third party software for all of its major applications, the Company has initiated discussions with its significant software vendors and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues. Through these discussions, the Company has determined that all of the systems that are critical to the Company's operations are either 2000 compliant or that 2000 compliant versions exist that can be implemented by the Company.

     The next phase in the Company's efforts will be to plan for and implement the Year 2000 versions of the software into the Company's systems. The Company has a June 1999 target date to complete its implementation efforts.

     As of June 30, 1998, the Company has incurred less than $25,000 of costs related to Year 2000 issues. The Company estimates it will incur less than $250,000 in future expenses to ensure all systems will function properly with respect to dates in the Year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO, (i) GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY OPERATES, (ii) INCREASED COMPETITIVE PRESSURES IN THE MARKETS IN WHICH THE COMPANY OPERATES, (iii) THE EFFECT OF FUTURE LEGISLATION OR REGULATORY CHANGES ON THE COMPANY'S OPERATIONS, AND (iv) OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                              ARGOSY GAMING COMPANY
                                OTHER INFORMATION


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS -

     The Company is from time to time a party to legal proceedings arising in the ordinary course of business. Other than as described below the Company is unaware of any legal procedures which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

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

     The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U. S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U. S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The defendants have re-urged the previously filed motion to dismiss. On November 17, 1997, the district court granted the motion and dismissed, with prejudice, all of the federal claims under RICO. The claims of Capitol House that arose under Louisiana state law were dismissed, without prejudice. Capitol House filed an appeal of the district court dismissal on January 9, 1998, and the matter will be appealed to the U. S. Fifth Circuit Court of Appeals. Additionally, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, Suit Number 418,525 on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East

Baton Rouge Parish, and now adding its state law claims against Jazz, the former shareholders of Jazz, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license which was issued to the Company. This suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have filed a Peremptory Exception of No Cause of Action, Peremption and Prescription and Exception of Lis Pendens in response to Capitol House's state court suit. A hearing on these exceptions was held June 1, 1998, before Judge McDonald. The Court granted the exception and dismissed the suit as to Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. The Court denied the exception as to Jazz and the former shareholders of Jazz. On behalf of Jazz and its former shareholders, a supervisory writ has been filed with the First Circuit Court of Appeal, State of Louisiana, seeking a dismissal of the claims. Capitol House has appealed the dismissal of the claims as to the other parties. The appeal and writ applications are currently pending in the First Circuit. An adverse ruling in this matter could have a material adverse effect on the Company.

PENDING INTERNAL REVENUE SERVICE MATTER

     On November 1, 1994, the Company received a Notice of the beginning of an Administrative Proceeding from the Internal Revenue Service ("IRS") for the 1992 and 1993 tax years of Metro Entertainment & Tourism, Inc.
("Metro"). Metro was merged with and into the Company immediately prior to its initial public offering in February 1993. Metro and J. Connors Group, Inc. ("Connors") were the partners of Alton Riverboat Gambling Partnership ("ARGP") which until the Company's initial public offering owned and operated the Alton, Illinois riverboat casino. The IRS has proposed certain adjustments with respect to the Company for its 1993 tax year in a 30-day letter. The IRS has also proposed adjustments for ARGP that flow through to Metro in a 60-day letter. Finally, on March 16, 1998 the IRS issued a 60-day letter to Metro for its tax years ending December 1992 and February 1993.
The principal issues raised by the IRS in the Metro 60-day letter involve the status of Metro as an S Corporation and the deductibility of the $8.5 million accommodation fee paid to William McEnery in 1992 and 1993. The total Federal tax liability asserted by the IRS against the Company resulting from these proposed adjustments is approximately $11 million including interest through June 30, 1998 but excluding penalties, if any. On May 12, 1998, the Company filed a protest to these proposed adjustments to the Appeals Office of the IRS and is vigorously contesting these proposed adjustments.

GAMEDEV OF SIOUX CITY, INC., F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY GAMING COMPANY AND IOWA GAMING COMPANY

     This suit was filed on June 11, 1998, in the Iowa District Court in Woodbury County, Iowa. Gamedev, the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks monetary damages and an equitable accounting based on claims of breach of fiduciary duty and negligent misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux

City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that plaintiff's claims are derivative in nature, and that plaintiff has failed to comply with the demand requirements under Iowa limited partnership law. Also, plaintiff is not entitled to an equitable accounting because it has an adequate remedy at law.
 Plaintiff's filed its resistance to the motion to dismiss and filed a first amended and substituted petition alleging additional causes of action of breaches of contracts and fraudulent misrepresentation on August 4, 1998.
The Company's reply brief in support of the motion to dismiss and its responsive pleading to the first amended and substituted petition are due in August. This motion is pending before the court and will be scheduled for oral argument in the future.

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

     In April 1995, Messrs. Norton and Connors agreed to voluntarily dismiss the lawsuit without prejudice. However, on May 22, 1996, Mr. Norton refiled the suit against Mr. Connors and is again seeking $50 million in damages.

     On May 21, 1998 Mr. Connors filed a third party complaint directed against the Company. In the complaint Connors alleges that the Company purchased JCG's assets and liabilities and that to the extent Mr. Connors is held liable the Company must indemnify Mr. Connors for the amount of any judgement obtained by Mr. Norton, together with other unnamed damages. The Company has filed a motion to dismiss the third party complaint of Mr. Connors. That motion is still pending.

     There can be no assurance that the lawsuit will not lead to events having a material adverse effect on the Company.

Item 2.   CHANGES IN SECURITIES -

     On June 16, 1998, the Company completed an equity financing through a private placement of Series A Convertible Preferred Stock with proceeds to the Company of approximately $8.0 million. The Company, subject to certain conditions, may exercise a put option for up to an additional $8.0 million of Series A Shares and the investors, subject to certain conditions, may exercise a call option for up to an additional $8.0 million of Series A Shares. The Company has filed a registration statement that has not yet become effective for the resale of the shares of the Company's Common Stock that may be acquired on conversion of the Series A Shares. The Preferred Stock carries warrants to purchase an additional 292,612 shares of Common Stock at $3.89.

CONVERSION

     The Series A Shares are convertible into shares of Common Stock at the election of the holder of such Series A Shares, at a price ("Conversion Rate") equal to the lower of 120% of the average of the closing bid prices of the Common Stock for the five consecutive days prior to the issuance date ($3.89 at June 16, 1998) or the average of the five lowest consecutive closing bid prices during the thirty consecutive trading days immediately preceding the date a holder delivers notice of his election to convert such shares. Except upon the occurrence of certain events, the Investor(s) may convert, in aggregate, only up to a maximum of a specified percentage of the Series A Shares according to the following schedule:

               Days from Issuance Date    % of Shares
               -----------------------    -----------
                     1 - 120 days               0%
                   121 - 165 days              33%
                   166 - 210 days              66%
                 211 days and after           100%

     Subject to certain exceptions, any Series A Shares outstanding seven years after the date such shares were initially issued will be converted into shares of the Registrant's Common Stock at the then applicable rate or redeemed for cash at the Company's option. The Warrants expire five years from the date of issuance.

ADJUSTMENTS TO CONVERSION RATE

     The Conversion Rate is subject to proportional adjustment upon any stock split, stock dividend or other similar change to the capital stock of the Registrant as well other adjustments upon the issuance, or deemed issuance, of other shares of Common Stock at a price below the then effective Fixed Conversion Price. Both the Convertible Preferred Stock Conversion Rate and the Warrants Exercise Price may be reset downward 270 days after the initial issuance date if the closing bid price for a certain length of time is lower than the closing bid price prior to the initial close.

REDEMPTION

     The holders of Series A Shares have a right to require the Registrant to redeem the Series A Shares upon the occurrence of certain events, including a Major Transaction, or a Triggering Event, as each is defined in the Certificate of Designation.

LIMITATIONS ON CONVERSION AND EXERCISE

     The Purchase Agreement provides that the number of shares of the Registrant's Common Stock issuable upon conversion of the Series A Shares cannot exceed 20% of the outstanding shares of the Registrant's Common Stock without the approval of the stockholders of the Registrant. If the closing bid price of the Company's Common Stock is $2.75 or less for five consecutive days then the Preferred Shareholders can force the Company to request approval of the stockholders. Likewise, the number of shares of the Registrant's Common Stock issuable to any single Investor cannot exceed 4.99% or more of the Registrant's outstanding Common Stock.

EFFECT ON RIGHTS OF EXISTING SECURITY HOLDERS

     There is no change to the rights, preferences or privileges of the holders of the Registrant's Common Stock as a result of the transactions which are the subject of the Purchase Agreement. However, in addition to the dilutive impact of the issuance of additional shares of Capital Stock, the Series A Shares have a liquidation preference which entitles the holders thereof to receive payment upon any dissolution or liquidation of the Registrant in preference to the holders of Common Stock. The amount of such preference is equal to $10,000 plus an amount equal to the product of (.04) (N/365) ($10,000) for each of the Series A Shares where "N" is the number of days since the initial issuance of such shares.

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     The Company's Annual Meeting of Stockholders was held on April 23, 1998. At the meeting, stockholders voted on (1) the election of three directors and
(2) an amendment to the Company's Amended and Restated Certificate of Incorporation. Voting on each matter was as follows:

                                        Votes          Votes       Withheld/      Broker
                                         For          Against       Abstain      Non-Votes
                                      -----------   ----------     ---------    -----------
1.  Election of Directors

     F. Lance Callis                   21,242,293                   214,595
     John B. Pratt Sr.                 21,241,173                   215,715
     Edward Brennan                    21,239,193                   217,695

2.  Amendment to Amended
     and Restated Certificate
     of Incorporation                  21,328,907     86,304         41,677


Item 5.   OTHER INFORMATION-None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS.

               27 - Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          1. Report on Form 8-K and Form 8-K/A-1, dated June 16, 1998, filed with the Securities and Exchange Commission containing information regarding the Company's sale of Convertible Preferred Stock and Warrants.

                               ARGOSY GAMING COMPANY
                                     SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 14, 1998      /s/   Dale R. Black
     -----------------------   -------------------------------------------
                                     Dale R. Black
                                     Vice President-Chief  Financial Officer
                                     (Principal Accounting Officer)