Form 10-K/A
period 1997-12-31
ARGOSY GAMING CO
filed 1998-10-02
CIK 895385

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    ___________
                                    FORM 10-K/A

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997
                       COMMISSION FILE NUMBER: 1-11853

                             ARGOSY GAMING COMPANY
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                          37-1304247
                     --------                          ----------
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)

         219 PIASA STREET, ALTON, ILLINOIS                 62002
       --------------------------------------            --------
      (Address of principal executive offices)          (Zip code)


     Registrant's telephone number, including area code: (618) 474-7500
       Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH
                                                                 EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
-------------------                                       ---------------------
 13-1/4 % First Mortgage Notes due 2004                            New York
 12% Convertible Subordinated Notes due 2001                       New York
 Common Stock, par value $.01 per share                            New York
 Securities registered pursuant to Section 12(g) of the Act:         None


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ----    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 24, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates was $53,725,260. The closing price of the Common Stock on March 24, 1998 as reported on the New York Stock Exchange, was $3-3/4.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      AMENDING ITEMS: 1, 2, 3, 6, 7 AND 13
                      ------------------------------------
                      ------------------------------------

                               CROSS REFERENCE SHEET
                                        AND
                                 TABLE OF CONTENTS



                                                               PAGE REFERENCE
                                                               OR REFERENCE(1)
                                                              ----------------

                                  PART I

ITEM 1.     BUSINESS                                                    1

ITEM 2.     PROPERTIES                                                 18

ITEM 3.     LEGAL PROCEEDINGS                                          19

                                  PART II


ITEM 6.     SELECTED FINANCIAL DATA                                    25

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          26
            CONDITION AND RESULTS OF OPERATIONS


                                  PART III


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (2)         34



(1) Certain information is incorporated by reference, as indicated below, from the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Annual Report") and the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998, (the "Proxy Statement").

(2) Proxy Statement sections entitled "Executive Compensation" and "Certain Transactions."

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

CURRENT OPERATIONS

   ALTON BELLE CASINO - Alton, Illinois, is located on a leased site on the Mississippi River approximately 20 miles northeast of downtown St. Louis, and consists of 22,800 gaming square feet, 684 slot machines and 35 table games. The facility also includes a 37,000 square foot, three-level floating entertainment pavilion which features a sports/entertainment lounge, buffet and restaurant facilities, conference facilities and the market's only off-track betting parlor.

   ARGOSY CASINO OF GREATER KANSAS CITY - Riverside, Missouri, is located on a 55-acre owned site approximately five miles from downtown Kansas City on the Missouri River and consists of 35,863 gaming square feet, 965 slot machines and 54 table games. The riverboat casino is complemented by an 85,000 square foot land-based entertainment facility featuring specialty and buffet restaurants, a sports/entertainment lounge, and 14,000 square feet of banquet/conference facilities.

   BELLE OF BATON ROUGE - Baton Rouge, Louisiana, is located on a site on the Mississippi River in downtown Baton Rouge and consists of 27,971 gaming square feet, 776 slot machines and 43 table games. The riverboat casino is complemented by Argosy's adjacent land-based entertainment development known as Catfish Town. The Catfish Town development includes a 50,000 square foot festival atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of leasable retail space.

   BELLE OF SIOUX CITY - Sioux City, Iowa, is located on a leased site in downtown Sioux City on the Missouri River and consists of 12,500 gaming square feet, 419 slot machines and 24 table games, a bar and gift shop. The casino is complemented by adjacent barge facilities featuring buffet dining, meeting space and administrative support offices.


   LAWRENCEBURG CASINO - In June 1995, Indiana Gaming Company, L.P., a joint-venture subsidiary of the Company ("Indiana Partnership"), was awarded the right to develop and operate a riverboat casino and entertainment complex on the Ohio River in Lawrenceburg, Indiana, which is located approximately
   15 miles west of Cincinnati, Ohio. The Company is the sole general partner of, and holds a 57.5% general partnership interest in the Indiana partnership. Conseco Entertainment L.L.C. ("Conseco"), an indirect subsidiary of Conseco, Inc., holds a 29% limited partnership interest and certain other investors, including H. Steven Norton, a former employee of the Company, who brought the opportunity to the Company concurrent with his initial employment, hold the remaining 13.5% limited partnership interest in the Indiana Partnership. The Company manages the development, construction and operation of the Lawrenceburg Casino project and receives a management fee of 7.5% of EBITDA and Conseco receives a financial advisory fee of 5% of EBITDA.

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

     All vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Seaworthiness. These requirements set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessel. Loss of the Certificate of Seaworthiness of a vessel would preclude its use as a riverboat. Every five years, vessels must be dry docked for an inspection of the outside of the hull resulting in a loss of service for a period of time. The U.S. Coast Guard is developing a pilot program which would utilize underwater equipment to complete a hull inspection while the vessel remains in service. This procedure was utilized to inspect the Alton Gaming Company riverboat casino in February 1998. If the procedure is disapproved by the U.S. Coast

Guard, Alton Gaming Company would be required to remove its riverboat from service and seek to lease another riverboat casino or discontinue operations for the inspection period.

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

     The Bank Secrecy Act (the "BSA"), enacted by Congress in 1985, requires banks, other financial institutions and casinos to monitor receipts and disbursements of currency in excess of $10,000 and report them to the United States Department of the Treasury (the "Treasury"). In management's opinion, the BSA may have resulted in a reduction in the volume of play by high level wagerers. The Treasury has proposed tentative amendments to the BSA which would apply solely to casinos and their reporting of currency transactions. The most significant proposed change in the BSA is a reduction in the threshold at which customer identification data must be obtained and documented by the casino, from $10,000 to $3,000 (which may include the aggregation of smaller denomination transactions). Additionally, the amendments would substantially increase the record-keeping requirements imposed upon casinos relating to customer data, currency and non-currency transactions. Management believes the proposed amendments, if enacted in their current form, could result in a further reduction in the volume of play by upper- and middle-level wagerers while adding operating costs associated with the more extensive record-keeping requirements. However, the effect on the Company's operations is not expected to be material.

INSURANCE

     The Company carries property and casualty insurance on its land-based assets and its vessels generally in the amount of their replacement costs with a nominal deductible with respect to its land-based assets and a deductible equal to 2% of the replacement value of the vessels. The Company's land-based assets are not currently covered by flood insurance. The Company's general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million in the aggregate with a $50,000 deductible. Its general liability insurance with respect to its marine operations has a $100,000 per occurrence deductible with per occurrence coverage up to a $75 million limit. With respect to worker's compensation the Company has a $250,000 per occurrence deductible with a $1 million per occurrence limit. The Company does not have business interruption insurance.

ITEM 2. PROPERTIES

     The following is a list of the Company's principal properties as of December 31, 1996. Substantially all of the properties of the Company are subject to the lien of the Company's senior lenders under its $235 million First Mortgage Note Indenture dated June 5, 1996.


                            Interest              Function (1)                 Lease Expiration
                            --------  ------------------------------------     ----------------
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

LAWRENCEBURG, INDIANA(2)
Real Property               Owned     Permanent Landing Site

SIOUX CITY, IOWA
Argosy V                    Owned     Riverboat Casino
Support Barge               Owned     Staging Barge

OTHER
Sprit of America            Owned     Temporary Lawrenceburg
                                      Staging Vessel
Argosy I                    Owned     Riverboat Casino

_______________

(1) A significant portion of the Company's land based assets are not covered by flood insurance for any loss or damage that may result from flooding, and the Company does not currently have any business interruption insurance.

(2) Owned by a partnership pursuant to which the Company, through a wholly-owned subsidiary, has a 57.5% partnership interest and serves as general partner.

ITEM 3. LEGAL PROCEEDINGS

          The Company is from time to time a party to legal proceedings arising in the ordinary course of business. Other than as disclosed below, the company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

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

          Mr. Norton's employment with the Company terminated on February 27, 1998. Prior to the termination of his employment, Mr. Norton asserted that he was entitled to additional compensation from the Company in the amount of $1.4 Million for his efforts relating to the Lawrenceburg, Indiana casino. The Company's position is that it has no obligation to Mr. Norton relating to the Lawrenceburg, Indiana casino. The Company expects that if no agreement is reached with respect to Mr. Norton's Lawrenceburg claim and other severance related claims Mr. Norton will commence a cause of action against the Company, which the Company will vigorously defend.

GAMING INDUSTRY CLASS ACTIONS

          The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extend to which there is actually an opportunity to win on any given play. The suites seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. V. CAESARS WORLD, INC., ET AL. On February 13, 1997 the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second consolidated amended complaint. On February 11, 1998, the defendants filed their consolidated answer. On March 19, 1998, the court split discovery between merit discovery and class certification discovery and stayed merit discovery pending a decision on class certification. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

CONSERVANCY DISTRICT LEASE LITIGATION IN DEARBORN COUNTY, INDIANA

On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to the Company's affiliate Indiana Gaming and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming has been awarded a riverboat owner's license by the Commission. Defendants are the District and its individual directors. In early 1998, Indiana Gaming petitioned to intervene to assist in defending the validity of the challenged lease, which petition is pending before the Court. The District and its directors have advised that they are contesting the action and intend to continue to do so vigorously. If permitted to intervene, Indiana Gaming also intends to contest the action vigorously. An adverse ruling in this matter could have a material adverse effect on the Company.

PENDING INTERNAL REVENUE SERVICE AUDIT

          On November 1, 1994, the Company received a Notice of the beginning of an Administrative Proceeding from the Internal Revenue Service ("IRS") for the 1992 and 1993 tax years of Metro Entertainment & Tourism, Inc.
("Metro"). Metro was merged with and into the Company immediately prior to its initial public offering in February 1993. Metro along with J. Connors Group, Inc. ("Connors") were the partners of Alton Riverboat Gambling Partnership ("ARGP") which until the Company's initial public offering owned and operated the Alton, Illinois riverboat casino. The IRS has proposed certain adjustments with respect to the Company for its 1993 tax year in a 30-day letter. The IRS has also proposed adjustments for ARGP that flow through to Metro in a 60-day letter. Finally, on March 16, 1998 the IRS issued a 60-day letter to Metro for its tax years ending December 1992 and February 1993. The principal issues raised by the IRS in the Metro 60-day letter involve the status of Metro as an S Corporation and the deductibility of the $8.5 million accommodation fee paid to William McEnery in 1992 and 1993. The total Federal tax liability asserted by the IRS against the Company resulting from these proposed adjustments is approximately $11.0 million including interest through December 31, 1997 but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments. The required payment by the Company resulting from an adverse ruling of this matter could have a material effect on the Company's results of operations, financial condition and cash flows.

                                      PART II

ITEM 6. SELECTED FINANCIAL DATA



SELECTED FINANCIAL DATA                                                                         YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)      1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
     Net revenues                                   $344,083       $244,817       $252,691       $153,045        $67,525
     Income (loss) from operations                     6,530        (10,751)        27,662         22,994         14,327
     Net Income (loss)                               (40,213)       (24,839)         6,953          9,635         10,825
     Net Income (loss) per share                       (1.65)         (1.02)          0.29           0.40
          Weighted average
          common shares outstanding               24,333,333     24,333,333     24,333,333     24,333,333
------------------------------------------------------------------------------------------------------------------------

PRO FORMA NET INCOME DATA
    (UNAUDITED): (1)
     Pro forma net income (loss)                                                     5,712          5,393          9,105
     Pro forma net income per share                                                   0.23           0.22           0.38
     Pro forma, shares outstanding                                              24,333,333     24,333,333     23,763,513
------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
    (AT END OF PERIOD):
     Total assets                                    559,856        530,528        309,882        232,831         94,635
     Long-term debt,
          including current maturities               449,790        380,208        169,702        115,431          4,332
     Total stockholders' equity                       32,663         72,701         97,540         90,587         80,952
------------------------------------------------------------------------------------------------------------------------

(1) From their inception until a reorganization that was effected on February 25, 1993, certain predecessor entities of the Company elected to be treated as S-Corporations under the Internal Revenue Code and were not generally subject to corporate income taxes. The pro forma net income amount for the year ended December 31, 1993, has been determined assuming the reorganization had occurred on January 1, 1993, resulting in the Company being treated as a C-Corporation for tax purposes as of that date and to reflect the use of a portion of the net proceeds of the Company's initial public offering to retire debt. In addition, pro forma net income per share for the years ended December 31, 1995 and 1994, reflects the Company's June 7, 1995 acquisition of Jazz Enterprises, Inc. (the "Jazz Acquisition") as if the Jazz Acquisition had occurred on January 1, 1994. See Note 13 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company opened its first riverboat casino, the Alton Belle Casino, in Alton, Illinois in September 1991. Subsequently, the Company opened the Argosy Casino in Riverside, Missouri in June 1994; the Belle of Baton Rouge in Baton Rouge, Louisiana in September 1994; and the Belle of Sioux City in Sioux City, Iowa in October 1994. In addition, the Company, through its 57.5% equity interest in Indiana Gaming Company, L.P., opened a temporary casino in Lawrenceburg, Indiana on December 10, 1996 and opened the permanent pavilion on December 10, 1997.

     The Company's results of operations for the year ended December 31, 1997 were adversely affected by increased competition at its Alton and Riverside properties. In addition, revenues were adversely affected by a market decline in Baton Rouge caused by increased competition from neighboring Native American casinos and video poker outlets. The Company expects the competitive environment in each of its markets to remain intense. These factors have resulted in the Company reporting decreased revenues at its Alton, Riverside and Baton Rouge properties in 1997. The Company believes that the competitive pressures in these markets could continue to adversely effect the operating revenues and profitability at these properties. In addition, the Company has made significant capital expenditures in developing the Lawrenceburg casino project. These competitive pressures on revenues and the increased interest expense associated with the issuance, in June 1996, of $235 million of First Mortgage Notes ("Mortgage Notes"), will continue to adversely affect the Company's results of operations.

     The Company is in a net operating loss carryforward position at December 31, 1997 and, as such, the Company has not recorded any federal tax benefits on its 1997 operating losses due to the uncertainty of realization.


     Under the terms of the development agreement with the City of Baton Rouge, the Company is required to pay a head tax of $2.50 per passenger until such time as the Company commences construction on a hotel near the Company's Catfish Town facility. Once construction commences on the hotel, the head tax ceases and the Company would save approximately $3.5 million annually. The Company is in negotiations with several developers pertaining to the construction of a hotel. While the Company believes it will structure an agreement for the development of a hotel, no assurance can be given as to the timing of construction or as to the required financial commitment of the Company with respect to the development of a hotel.

                             ARGOSY GAMING COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (continued)
                               (In Thousands)



                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------

                                              1997         1996         1995
                                            --------     --------     --------
CASINO REVENUES
Alton Belle Casino                          $ 61,877     $ 72,369     $ 81,413
Argosy Casino Riverside                       61,750       82,247       86,443
Belle of Baton Rouge Casino                   47,628       51,007       48,877
Belle of Sioux City Casino                    20,667       18,835       20,880
Argosy Casino Lawrenceburg                   127,908        3,930           --
Corporate                                         --           --           --
Other                                             --           --           --
                                            --------     --------     --------
    Total                                   $319,830     $228,388     $237,613
                                            --------     --------     --------
                                            --------     --------     --------

NET REVENUES
Alton Belle Casino                          $ 67,208     $ 77,933     $ 85,992
Argosy Casino Riverside                       66,548       88,473       94,058
Belle of Baton Rouge Casino                   50,436       53,420       49,805
Belle of Sioux City Casino                    21,672       19,887       21,994
Argosy Casino Lawrenceburg                   137,024        4,412           --
Corporate                                        816          337           --
Other                                            379          355          842
                                            --------     --------     --------
    Total                                   $344,083     $244,817     $252,691
                                            --------     --------     --------
                                            --------     --------     --------

INCOME (LOSS) FROM OPERATIONS(1)
Alton Belle Casino                          $  7,489     $ 12,240     $ 22,446
Argosy Casino Riverside(3)                     2,481        9,410       22,057
Belle of Baton Rouge Casino(4)                (4,146)       3,507        2,875
Belle of Sioux City Casino                       848          295        3,137
Argosy Casino Lawrenceburg                    25,625          334           --
Corporate                                    (11,432)     (14,207)     (14,161)
Other                                         (2,954)      (4,447)      (2,865)
                                            --------     --------     --------
    Total (5)(6)                            $ 17,911     $  7,132     $ 33,489
                                            --------     --------     --------
                                            --------     --------     --------

EBITDA(1)(2)
Alton Belle Casino                          $ 11,944     $ 16,446     $ 26,734
Argosy Casino Riverside(3)                     8,428       16,134       29,452
Belle of Baton Rouge Casino(4)                 1,322        9,151        8,305
Belle of Sioux City Casino                     1,861        1,141        3,610
Argosy Casino Lawrenceburg                    36,547          712           --
Corporate                                     (9,324)     (12,520)     (12,586)
Other                                            425       (1,516)      (1,576)
                                            --------     --------     --------
    Total (5)(6)                            $ 51,203     $ 29,548     $ 53,939
                                            --------     --------     --------
                                            --------     --------     --------

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (continued)



(1) Income from operations and EBITDA are presented before consideration of any management fees paid to the Company and in the case of the Belle of Sioux City and the Argosy Casino Lawrenceburg before the 30% and 42.5% minority interests, respectively.

(2) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flow or a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. The Company has other significant uses of cash flows, including interest and capital expenditures, which are not reflected in EBITDA.

(3) Excludes $3,508 for the year ended December 31, 1996 related to lease termination costs in connection with assets formerly used at the Riverside temporary facility.

(4) Excludes operating expenses of $1,347 for the year ended December 31, 1996 related to referendum costs.

(5) Excludes preopening expenses of $11,528 for the year ended December 31, 1996 and $2,350 for the year ended December 31, 1995.

(6) Excludes severance expenses of $1,750 and a loss of $9,600 in connection with a writedown of assets held for sale for the year ended December 31, 1997, a charge of $1,500 in connection with the termination of a private placement for the year ended December 31, 1996 and $3,477 in connection with a cessation of the development of a downtown St. Louis riverboat casino site for the year ended December 31, 1995.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     CASINO--Casino revenues for the year ended December 31, 1997 increased to $319.8 million from $228.4 million for the year ended December 31, 1996 due to the opening of the Lawrenceburg casino, which generated $127.9 million of casino revenues, offset by decreased revenues at three of the Company's other properties. Alton casino revenues decreased from $72.4 to $61.9 million and Riverside casino revenues decreased from $82.2 to $61.8 million due to the effects of increased competition. Baton Rouge casino revenues decreased from $51.0 million to $47.6 million due primarily to an overall decline in the Baton Rouge market.

     Casino expenses increased to $163.9 million for the year ended December 31, 1997 from $121.0 million for the year ended December 31, 1996 due primarily to the opening of the Lawrenceburg casino. Casino expenses decreased in Alton, Riverside and Baton Rouge in connection with the decline in revenues.

     ADMISSIONS--Admissions revenues (net of complimentary admissions) increased from $0.6 million in 1996 to $4.6 million in 1997 due to net admission fees in Lawrenceburg.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $5.6 million to $34.8 million for the year ended December 31, 1997 due primarily to the opening of the Lawrenceburg casino. Food, beverage and other expenses increased from $23.8 million in 1996 to $30.0 million in 1997 due primarily to the opening of the Lawrenceburg casino.

     OTHER OPERATING EXPENSES--Other operating expenses increased $9.6 million to $28.7 million for the year ended December 31, 1997. This increase is due primarily to costs associated with operating the Lawrenceburg casino offset somewhat by a $1.1 million decrease in Riverside due to cost control measures.


     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $17.7 million to $69.7 million for the year ended December 31, 1997 due primarily to the opening of the Lawrenceburg casino resulting in an increase of $20.9 million. This amount was offset by decreased costs recognized through cost containment measures at the Company's other properties and the corporate office. This increase occurred in spite of 1996 expenses of approximately $1.5 million related to the Company's response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of first mortgage notes.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $10.9 million from $22.4 million for the year ended December 31, 1996 to $33.3 million for the year ended December 31, 1997. This increase is due primarily to additional assets associated with the Lawrenceburg casino.

     DEVELOPMENT AND PREOPENING COSTS--Development and preopening costs decreased from $12.4 million for the year ended December 31, 1996 to $0.6 million for the year ended December 31, 1997 due primarily to expenses related to developing the casino in Lawrenceburg, Indiana in 1996.

     INTEREST EXPENSE--Net interest expense increased $10.6 million to $41.2 million for the year ended December 31, 1997. The increase is attributable to interest expense on borrowings on the Company's $235 million First Mortgage Notes which were issued in June, 1996. This increase was offset somewhat by $8.4 million of capitalized interest in 1997, as opposed to $3.0 million in 1996.

     NET LOSS--Net loss increased from $24.8 million for the year ended December 31, 1996 to $40.2 million for the year ended December 31, 1997 primarily for the reasons discussed above. In addition, in 1997, the Company recorded pretax charges of $9.6 million relating to the writedown of assets held for sale and $1.8 million for severance expenses. In 1996 the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Also, the Company recorded an

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

extraordinary loss of $0.9 million (net of tax) related to the writeoff of deferred finance costs associated with extinguishment of its revolving secured line of credit in 1996. The Company is in a net operating loss position and, therefore, has not recorded any federal tax benefits against its losses for the year ended December 31, 1997.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     CASINO - Casino revenues for the year ended December 31, 1996 decreased to $228.4 million from $237.6 million for the year ended December 31, 1995. Alton casino revenues decreased from $81.4 million to $72.4 million due to severe weather conditions in January and February 1996, and the impact of increased competition. This decrease is also attributed to flooding in 1995, as Alton benefited when two competing riverboat casinos were temporarily closed in the St. Louis area. Riverside casino revenues decreased to $82.2 million from $86.4 million due to additional competition in the Kansas City market, which was partially offset by the opening of the Company's permanent land-based entertainment pavilion on January 15, 1996. Baton Rouge casino revenues increased $2.1 million from $48.9 million to $51.0 million. Sioux City casino revenues decreased $2.1 million to $18.8 million due to the effects of increased competition from two riverboat casinos which opened in January 1996, and from expanded operations at nearby Native American casinos. These decreases were partially offset by $3.9 million of casino revenues in Lawrenceburg.

     Casino expenses increased to $121.0 million for the year ended December 31, 1996 compared to $117.3 million for the year ended December 31, 1995 due primarily to $2.1 million of casino expenses in Lawrenceburg and $1.0 million of increased admission taxes in Riverside. In addition, admission taxes increased by $1.25 per passenger in Baton Rouge on October 1, 1996.

     ADMISSIONS- Admissions revenue (net of complementary admissions) decreased from $8.0 million for the year ended December 31, 1995 to $0.6 million for the year ended December 31, 1996. This decrease is due to the Company's elimination of admission fees in January 1996 in Riverside in reaction to competitive pressures in the Kansas City market.

     FOOD, BEVERAGE AND OTHER- Food, beverage and other revenues increased $10.7 million to $29.2 million for the year ended December 31, 1996 primarily due to increased food, beverage and other sales at the expanded Riverside and Baton Rouge facilities. Riverside revenues increased from $5.2 million to $11.1 million while Baton Rouge revenues increased from $4.9 million to $7.6 million. Food, beverage and other revenues remained stable with the year ended December 31, 1995 in Alton and Sioux City. Food, beverage and other net profit margin improved $4.1 million to $5.4 million for the year ended December 31, 1996 due primarily to improved operating efficiencies in the Company's food and beverage operations.

     OTHER OPERATING EXPENSES- Other operating expenses increased $3.5 million to $19.1 million for the year ended December 31, 1996. This increase is primarily due to the opening of the permanent land-based entertainment pavilion at Riverside, the opening of the Catfish Town development atrium in Baton Rouge, the addition of expanded entertainment facilities in Sioux City, and the additional services required to operate during the severe weather conditions experienced in January and February 1996 at the Alton, Riverside and Sioux City casinos.

     SELLING, GENERAL AND ADMINISTRATIVE- Selling, general and administrative expenses increased from $47.5 million in 1995 to $52.0 million for the year ended December 31, 1996. Selling and marketing expenses increased $3.6 million due primarily to increases in advertising and promotional expenses necessitated by increased competition in Alton and Riverside, and for the opening of the Riverside permanent facility. Additionally, general and administrative expenses increased as the Company recorded a charge in 1996 of approximately $1.5 million, for professional and other fees related to its response to a Marion County, Indiana grand jury document subpoena and the related termination of a private placement of first mortgage notes. These increases were offset somewhat by the extinguishment of lease fees in connection with the temporary site in Riverside.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (continued)


     DEPRECIATION AND AMORTIZATION- Depreciation and amortization increased $2.0 million from $20.4 million for the year ended December 31, 1995 to $22.4 million for the year ended December 31, 1996. This increase is primarily due to increased depreciation in Riverside in connection with the Company's land-based entertainment pavilion which opened on January 15, 1996 at an approximate cost of $45 million, and increased depreciation at the Catfish Town development in Baton Rouge.

     DEVELOPMENT AND PREOPENING COSTS- Development and preopening costs increased from $3.4 million for the year ended December 31, 1995 to $12.4 million for the year ended December 31, 1996. The increase is due primarily to expenses related to developing the casino in Lawrenceburg, Indiana, which opened at its temporary site on December 10, 1996.

     INTEREST EXPENSE- Net interest expense increased from $14.3 million in 1995 to $30.6 million for the year ended December 31, 1996. The increase is attributable to interest expense on the increased borrowings under the $100 million line of credit, which was used to fund the Company's expansion and development program through June 5, 1996, and interest expense related to the $235 million First Mortgage Notes issued June 5, 1996.

     NET INCOME (LOSS)- Net income decreased from $7.0 million for the year ended December 31, 1995 to a net loss of $24.8 million for the year ended 1996 primarily for the reasons discussed above. In addition the Company recorded a pretax charge of $3.5 million related to lease termination costs in connection with assets formerly used at its temporary facility in Riverside. Further, the Company recorded an extraordinary loss of $0.9 million (net of tax) related to the writeoff of deferred finance costs associated with the early extinguishment of its line of credit in 1996 and a $1.3 million charge related to referendum costs in Baton Rogue. In 1995, the Company recorded a pretax charge of approximately $3.5 million primarily related to loans made pursuant to a lease option related to the development of a downtown St. Louis casino site.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company generated cash flows from operating activities of $31.6 million compared to using $7.5 million for 1996. The increase in cash flow is primarily attributed to the opening of the Lawrenceburg Casino and the receipt of a $10.0 million income tax refund.

     During 1997, the Company used cash flows for investing activities of $72.6 million versus $179.8 million for 1996. The primary use of funds in 1997 was the investment in the construction of the Lawrenceburg facility. In 1996, the Company placed $94.3 million in a restricted fund to be used for the construction of the Lawrenceburg facility and used $97.4 million for capital expenditures, primarily at the Lawrenceburg facility.

     During 1997, the Company generated $62.0 million in cash flows from financing activities compared to generating $209.4 million of cash flows from financing activities for the same period in 1996. The primary sources of cash flows in 1997 were $46.6 million in loans from the Company's partner in Lawrenceburg and $25.0 million in proceeds from an equipment loan at the Lawrenceburg Partnership offset by payments on installment contracts and payments to partners. In 1996, the Company received proceeds from its issuance of $235 million of First Mortgage Notes and capital contributions and loans from its partner of $42.2 million, offset by the repayment of $90.0 million on its previous line of credit.

           As of December 31, 1997, the Company had approximately $59.4 million of cash and cash equivalents, including approximately $41.3 million held at the Indiana Partnership. Approximately $22.6 million of the cash held at the Indiana Partnership is expected to be used towards the completion of the Lawrenceburg project. In addition, the Company had $25.5 million of restricted cash, $12.4 million of which is in a disbursement account to be used to fund

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (continued)


the Company's portion of the remaining Lawrenceburg construction costs, which cannot be used for any other purpose. In addition to the disbursement account, the Indiana Partnership has placed approximately $13.1 million in an escrow account representing unbilled construction costs of the permanent Lawrenceburg facility.

     On June 5, 1996 the Company issued $235 million of First Mortgage Notes which are due June 2004. Additionally, the Company has $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

     The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties, particularly in Lawrenceburg, Indiana. The Company currently estimates that the total construction costs of the Lawrenceburg casino and entertainment project will approximate $225 million (excluding capitalized interest). This is a forward looking statement that involves certain risks and uncertainties and this amount is subject to numerous factors including weather and other construction risks. As of December 31, 1997, approximately $210 million has been contributed to the partnership for the project by all partners, including approximately $14 million in preopening costs. Of the remaining Lawrenceburg construction costs, approximately $22.5 million is expected to be funded through the remaining proceeds from equipment financing which was completed in 1997 and the balance will be funded by the Company, from the disbursement account, under provisions of the Partnership agreement as Conseco has fulfilled its funding obligation as of December 31, 1997. The Company expects that the restricted cash on hand at December 31, 1997, together with the $22.5 million in remaining proceeds from the equipment financing, will be sufficient to complete the Lawrenceburg project.

     As a result of its June 1995 acquisition of Jazz, the Company is now the developer of the Catfish Town real estate project in Baton Rouge, Louisiana. The Company estimates that the completion of the Catfish Town project will cost an additional $2 to $5 million (primarily tenant allowance) as of December 31, 1997. Further, if a Predecessor entity of the Company's status as an S-Corporation, which has been asserted as an issue by the IRS during an ongoing audit, is successfully challenged, the Company currently estimates that it would require up to approximately $13.9 million (excluding penalties) to fund the potential income tax liability.

     The Company believes that cash on hand will be sufficient to fund its current capital expenditure obligations, including the completion of the permanent Lawrenceburg casino development. While the Company believes that its sources of liquidity are sufficient to meet its cash obligations during the next 12 months, the Company's ability to meet its operating and debt service requirements, however, is substantially dependent upon the success of the permanent Lawrenceburg casino. If the permanent Lawrenceburg casino fails to meet the Company's operating and cash flow expectations or there are any other events that negatively impact its sources or uses of cash, such as an overrun in the project costs at the permanent Lawrenceburg casino, a significant deterioration in the operating results of the Company's other properties, or an adverse IRS ruling, the Company may be unable to meet future debt service payments without obtaining additional debt or equity financing or without the disposition of assets. No assurance can be given that the Company would be able to obtain such additional financing on suitable terms or sell assets on favorable terms, if required. In light of the foregoing, the Company has retained and has been working with financial advisory firms to consider various options with respect to the Company's capital structure, including possible debt and equity financing and asset dispositions. The disposal of assets could result in a significant charge to earnings.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (continued)


YEAR 2000

     The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. As the Company is dependent on third party software for all of its major applications the Company has initiated discussions with its significant software vendors and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues. Through these discussions, the Company has determined that all of the systems that are critical to the Company's operations are either 2000 compliant or that 2000 compliant versions exist that can be implemented by the Company.

     The next phase in the Company's efforts will be to plan for and implement the Year 2000 versions of the software into the Company's systems. The Company has a June 1999 target date to complete its implementation efforts.

     As of December 31, 1997, the Company has incurred less than $25,000 of costs related to Year 2000 issues. The Company estimates it will incur less than $250,000 in future expenses to ensure all systems will function properly with respect to dates in the Year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.



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

                                    PART III


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item is set forth under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

     The Company believes that the disclosed transactions were made on terms as favorable to the Company as those available in arms length transactions in the marketplace.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of October, 1998.

                                    ARGOSY GAMING COMPANY

                                    By:  /s/  DALE R. BLACK
                                       ---------------------------------------

                                              Dale R. Black
                                    Vice President and Chief Financial Officer