Form 10-Q/A
period 1998-06-30
ARGOSY GAMING CO
filed 1998-10-02
CIK 895385

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20549
                                  FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11853


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


                AMENDING PART I ITEM 2 -- MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               TABLE OF CONTENTS


                                    PART I




Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 1

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

     The Company's results of operations for the six and three months ended June 30, 1998 were favorably impacted by improved performance at Lawrenceburg due to the opening of the permanent pavilion in December of 1997, and by improved performance in Alton and Sioux City due to focused marketing efforts and operating efficiencies. The Company's results of operations were adversely affected by increased competition at the Riverside property and by a market decline in Baton Rouge due to increased competition from other gaming opportunities in nearby locations. Under the terms of the development agreement with the City of Baton Rouge the Company is required to pay a head tax of $2.50 per passenger until such time as the Company commences construction on a hotel near the Company's facility. Once construction commences on the hotel the head tax ceases and the Company would save approximately $3.5 million annually. The Company is in negotiations with several developers pertaining to the construction of a hotel. While the Company believes it will structure an agreement for the development of the hotel, no assurances can be given as to the timing of the development of a hotel or as to the required financial commitment of the Company with respect to the development of a hotel. The Company's ability to recover the carrying amount of the long-lived assets of its Baton Rouge operations is dependent on several things including achieving anticipated operating results, the competitive environment, and the hotel development, which would stop the $2.50 incremental head tax. If the Company is unable to develop the hotel or if the Company's operating results do not improve through cost efficiencies or following the elimination of video poker at competing outlets, management's evaluation of recoverability could change and the Company could take a charge amounting to a substantial portion of the $115 million of Baton Rouge investment.

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

                             ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


                                     SIX MONTHS ENDED             THREE MONTHS ENDED
                                 -------------------------    -------------------------
                                  JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                    1998          1997            1998         1997
                                 -----------   -----------    -----------   -----------
                                 (unaudited)   (unaudited)    (unaudited)   (unaudited)
CASINO REVENUES
  Alton                           $ 34,317      $ 32,055       $ 17,288      $ 15,633
  Riverside                         35,355        31,667         16,996        15,217
  Baton Rouge                       24,285        26,196         12,181        13,405
  Sioux City                        10,851        10,248          5,590         5,339
  Lawrenceburg                     120,065        57,418         64,495        31,698
                                  --------      --------       --------      --------
    Total                         $224,873      $157,584       $116,550      $ 81,292
                                  --------      --------       --------      --------
                                  --------      --------       --------      --------

NET REVENUES
  Alton                           $ 36,448      $ 34,685       $ 18,390      $ 16,943
  Riverside                         37,860        34,175         18,246        16,388
  Baton Rouge                       25,543        27,644         12,839        14,131
  Sioux City                        11,306        10,739          5,829         5,607
  Lawrenceburg                     128,811        61,869         69,060        33,989
  Other                                189           892             93           451
                                  --------      --------       --------      --------
    Total                         $240,157      $170,004       $124,457      $ 87,509
                                  --------      --------       --------      --------
                                  --------      --------       --------      --------

INCOME (LOSS) FROM OPERATIONS(1)
  Alton                           $  7,079      $  5,308       $  3,686      $  2,678
  Riverside                          1,375         2,807            761         1,163
  Baton Rouge                       (1,915)       (1,094)          (458)         (746)
  Sioux City                           792           349            528           365
  Lawrenceburg                      37,062        11,139         19,775         7,089
  Jazz                              (2,456)         (844)        (1,737)         (477)
  Corporate(3)                      (5,083)       (6,521)        (2,220)       (2,901)
  Other                             (1,813)         (327)          (945)          (65)
                                  --------      --------       --------      --------
    Total                         $ 35,041      $ 10,817       $ 19,390      $  7,106
                                  --------      --------       --------      --------
                                  --------      --------       --------      --------

EBITDA(1)(2)
  Alton                           $  9,022      $  7,417       $  4,665      $  3,767
  Riverside                          4,406         5,545          2,315         2,532
  Baton Rouge                          691         1,695            855           651
  Sioux City                         1,306           826            788           606
  Lawrenceburg                      42,981        16,529         22,813        10,021
  Jazz                              (2,673)       (1,239)        (1,851)         (693)
  Corporate(3)                      (4,670)       (5,266)        (2,013)       (2,243)
  Other                                349         1,712            121           973
                                  --------      --------       --------      --------
    Total                         $ 51,412      $ 27,219       $ 27,693      $ 15,614
                                  --------      --------       --------      --------
                                  --------      --------       --------      --------

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

     ADMISSIONS--Admissions revenue increased $2.1 millions to $4.0 million for the three months ended June 30, 1998 due to an increase in the number of customers at the Lawrenceburg casino.

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

     INTEREST EXPENSE--Net interest expense increased $3.5 million to $13.4 million for the three months ended June 30, 1998. The increase in interest expense is primarily attributable to additional loans by the partners of the Lawrenceburg casino, an equipment loan at the Indiana partnership and a decrease of 1.5 million in the amount of interest capitalized due to the completion of the final phase of the Lawrenceburg project.

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

  The Company believes that cash on hand will be sufficient to fund its current capital expenditure obligations, including the completion of the permanent Lawrenceburg casino development, debt service obligations and operating requirements during the next twelve months. However, the Company's ability to meet its operating and debt service requirements, is substantially dependent upon the success of the Lawrenceburg casino. If events that negatively impact its sources or uses of cash, such as a significant deterioration in the operating results of the Company's casino properties particularly in Lawrenceburg, or an adverse IRS ruling, the Company may be unable to meet future debt service payments without obtaining additional debt or additional equity financing or without the disposition of assets. No assurance can be given that the Company would be able to obtain such additional financing on suitable terms or sell assets on favorable terms, if required. In light of the foregoing, the Company recently issued the $8 million of Convertible Preferred Stock, mentioned above, and is considering various other long-term options with respect to the Company's capital structure, including additional financings and asset dispositions.

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




Date: October 1, 1998          /s/   Dale R. Black
                               -------------------------------------------
                               Dale R. Black
                               Vice President-Chief  Financial Officer
                               (Principal Accounting Officer)