Form 10-Q
period 1998-09-30
ARGOSY GAMING CO
filed 1998-11-09
CIK 895385

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C., 20549
                                     FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,498,333 shares of Common Stock, $.01 par value per share, as of October 30, 1998.

                                 TABLE OF CONTENTS
                                       PART I

FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY
      Condensed Consolidated Balance Sheets                                1
      Condensed Consolidated Statements of Operations                      2
      Condensed Consolidated Statements of Cash Flows                      4
      Notes to Condensed Consolidated Financial Statements                 5


FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST
  MORTGAGE NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
      Condensed Balance Sheets                                            11
      Condensed Statements of Income                                      12
      Condensed Statements of Cash Flows                                  14
      Notes to Condensed Financial Statements                             15


FINANCIAL STATEMENTS OF  THE MISSOURI GAMING COMPANY
      Condensed Balance Sheets                                            16
      Condensed Statements of Operations                                  17
      Condensed Statements of Cash Flows                                  19
      Notes to Condensed Financial Statements                             20


FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
      Condensed Consolidated Balance Sheets                               21
      Condensed Consolidated Statements of Operations                     22
      Condensed Consolidated Statements of Cash Flows                     24
      Notes to Condensed Consolidated Financial Statements                25


FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
      Condensed Balance Sheets                                            26
      Condensed Statements of Operations                                  27
      Condensed Statements of Cash Flows                                  29
      Notes to Condensed Financial Statements                             30


FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
      Condensed Balance Sheets                                            31
      Condensed Statements of Operations                                  32
      Condensed Statements of Cash Flows                                  34
      Notes to Condensed Financial Statements                             35


FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
      Condensed Consolidated Balance Sheets                               36
      Condensed Consolidated Statements of Income                         37
      Condensed Consolidated Statements of Cash Flows                     39
      Notes to Condensed Consolidated Financial Statements                40



                           TABLE OF CONTENTS (CONTINUED)


FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
      Condensed Balance Sheets                                            42
      Condensed Statements of Income                                      43
      Condensed Statements of Cash Flows                                  45
      Notes to Condensed Financial Statements                             46



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS                                                           48

                                     PART II

 Item 1     Legal Proceedings                                             56
 Item 2     Changes in Securities                                         57
 Item 3     Defaults upon Senior Securities                               57
 Item 4     Submission of Matters to a Vote of Security Holders           57
 Item 5     Other Information                                             57
 Item 6     Exhibits and Reports on Form 8-K                              57


                              ARGOSY GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                     1998            1997
                                                                 -------------   -------------
                                                                 (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                   $     87,207    $     59,354
     Other current assets                                              10,189          10,629
                                                                 -------------   -------------
          Total current assets                                         97,396          69,983
                                                                 -------------   -------------

PROPERTY AND EQUIPMENT, NET                                           401,562         390,343
                                                                 -------------   -------------

OTHER ASSETS:
     Restricted cash and cash equivalents                              11,041          25,545
     Other, net                                                        68,603          73,985
                                                                 -------------   -------------
          Total other assets                                           79,644          99,530
                                                                 -------------   -------------
TOTAL ASSETS                                                     $    578,602    $    559,856
                                                                 -------------   -------------
                                                                 -------------   -------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                    $     69,736    $     47,780
     Other current liabilities                                         19,556          21,219
                                                                 -------------   -------------
          Total current liabilities                                    89,292          68,999
                                                                 -------------   -------------

LONG-TERM DEBT                                                        418,321         436,442
OTHER LONG-TERM OBLIGATIONS                                             2,644           4,133
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES              26,286          17,619

SERIES A CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE,
     10,000,000 shares authorized, 800 shares issued and
        outstanding                                                     7,710

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;
        24,498,333 shares issued and outstanding                          245             245
     Capital in excess of par                                          72,001          72,038
     Retained deficit                                                 (37,897)        (39,620)
                                                                 -------------   -------------
          Total stockholders' equity                                   34,349          32,663
                                                                 -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    578,602    $    559,856
                                                                 -------------   -------------
                                                                 -------------   -------------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      NINE MONTHS ENDED
                                                              -----------------------------------
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    1998               1997
                                                              -----------------   ---------------
                                                                (UNAUDITED)        (UNAUDITED)

REVENUES:
     Casino                                                   $        349,203    $      234,337
     Admissions                                                         11,781             5,376
     Food, beverage and other                                           37,345            25,717
                                                              -----------------   ---------------
                                                                       398,329           265,430
     Less promotional allowances                                       (24,639)          (13,075)
                                                              -----------------   ---------------
Net revenues                                                           373,690           252,355

COSTS AND EXPENSES:
     Casino                                                            165,307           120,077
     Food, beverage and other                                           30,183            21,526
     Other operating expenses                                           20,150            21,104
     Selling, general and administrative                                72,070            52,151
     Development costs                                                     419               516
     Depreciation and amortization                                      24,823            25,231
     Severance expense                                                                     1,750
                                                              -----------------   ---------------

Income from operations                                                  60,738            10,000

OTHER INCOME (EXPENSE):
     Interest income                                                     2,575             4,733
     Interest expense                                                  (43,114)          (34,891)
                                                              -----------------   ---------------
                                                                       (40,539)          (30,158)
                                                              -----------------   ---------------

Income (loss) before minority interests and income taxes                20,199           (20,158)
Minority interests                                                     (17,921)           (4,578)
Income tax (expense) benefit                                              (445)            1,831
                                                              -----------------   ---------------

NET INCOME (LOSS)                                                        1,833           (22,905)
Preferred Stock dividends and accretion                                   (110)
                                                              -----------------   ---------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS         $          1,723    $      (22,905)
                                                              -----------------   ---------------
                                                              -----------------   ---------------

Basic income (loss) per share                                 $           0.07    $        (0.94)
                                                              -----------------   ---------------
                                                              -----------------   ---------------
Diluted income (loss) per share                               $           0.07    $        (0.94)
                                                              -----------------   ---------------
                                                              -----------------   ---------------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      1998            1997
                                                                  -------------   -------------
                                                                  (UNAUDITED)     (UNAUDITED)

REVENUES:
     Casino                                                       $    124,330    $     76,753
     Admissions                                                          4,581           1,911
     Food, beverage and other                                           13,780           8,556
                                                                  -------------   -------------
                                                                       142,691          87,220
     Less promotional allowances                                        (9,158)         (4,869)
                                                                  -------------   -------------
Net revenues                                                           133,533          82,351

COSTS AND EXPENSES:
     Casino                                                             57,935          40,491
     Food, beverage and other                                           10,473           7,443
     Other operating expenses                                            6,847           7,352
     Selling, general and administrative                                23,977          17,110
     Development costs                                                     152             193
     Depreciation and amortization                                       8,452           8,829
                                                                  -------------   -------------

Income from operations                                                  25,697             933

OTHER INCOME (EXPENSE):
     Interest income                                                       933           1,898
     Interest expense                                                  (14,627)        (11,676)
                                                                  -------------   -------------
                                                                       (13,694)         (9,778)
                                                                  -------------   -------------

Income (loss) before minority interests and income taxes                12,003          (8,845)
Minority interests                                                      (7,697)         (1,298)
Income tax (expense) benefit                                              (195)            520
                                                                  -------------   -------------

NET INCOME (LOSS)                                                        4,111          (9,623)
Preferred Stock dividends and accretion                                    (95)
                                                                  -------------   -------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS             $      4,016    $     (9,623)
                                                                  -------------   -------------
                                                                  -------------   -------------


Basic income (loss) per share                                     $       0.17    $      (0.39)
                                                                  -------------   -------------
                                                                  -------------   -------------
Diluted income (loss) per share                                   $       0.15    $      (0.39)
                                                                  -------------   -------------
                                                                  -------------   -------------

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                    -------------------------------
                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                        1998             1997
                                                                    --------------   --------------
                                                                      (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) attributable to Common Shareholders          $       1,723    $     (22,905)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation                                                      23,021           23,691
         Amortization                                                       3,227            2,981
         Accrued Preferred Stock dividends                                    110
         Compensation expense recognized on issuance of stock                 198              107
         Deferred income taxes                                                              (1,831)
         Minority interests                                                17,921            4,578
         Changes in operating assets and liabilities:
             Income taxes receivable                                                         9,144
             Other current assets                                           1,130            1,681
             Deposits                                                                       (1,673)
             Accounts payable and other current liabilities                22,849           13,786
                                                                    --------------   --------------
             Net cash provided by operating activities                     70,179           29,559
                                                                    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (30,980)         (82,864)
     Decrease in restricted cash held by trustees                          14,504           36,447
     Decrease in long term obligations                                     (3,750)          (4,307)
     Decrease (increase) in other assets                                      919             (826)
                                                                    --------------   --------------
          Net cash used in investing activities                           (19,307)         (51,550)
                                                                    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and installment contracts                  (5,219)          (3,890)
     (Repayment of)  proceeds from partner loans                          (15,032)          34,778
     Partnership equity distributions                                      (7,438)            (838)
     Proceeds (net of issuance costs) from sale of
          Preferred Stock and Warrants                                      7,365
     Payment of preferred equity return to partner                         (2,709)            (764)
     Decrease (increase) in other assets                                       14             (225)
                                                                    --------------   --------------
          Net cash (used in) provided by financing activities             (23,019)          29,061
                                                                    --------------   --------------
Net increase in cash and cash equivalents                                  27,853            7,070
Cash and cash equivalents, beginning of period                             59,354           38,284
                                                                    --------------   --------------
Cash and cash equivalents, end of period                            $      87,207    $      45,354
                                                                    --------------   --------------
                                                                    --------------   --------------

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

     As of September 30, 1998 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $13.2 million against its deferred tax assets.


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

                               ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) CONTINUED
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     The Convertible Preferred Shares are convertible at the lower of the fixed initial strike price or a floating price. The fixed strike price may be reset downward on March 13, 1999 depending on market conditions and is subject to adjustment upon the occurrence of certain events. The floating price is based on the market price of the Company's Common Stock. The Convertible Preferred Shares will be convertible in increments beginning October 14, 1998 and in full on January 12, 1999. The warrants may be exercised at the fixed stock price subject to the same adjustment provisions.

     This transaction provides for put and call options which, subject to certain restrictions and limitations, allows for up to an additional $8,000 of Convertible Preferred Shares and Warrants to be issued.

     The Convertible Preferred Shares are required to be redeemed by the Company if certain triggering events occur.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                        ------------------------------------  ------------------------------------
                                                          SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                              1998               1997               1998              1997
                                                        -----------------  -----------------  -----------------  -----------------
                                                           (UNAUDITED)        (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
NUMERATOR:
Net income (loss)                                       $          1,833   $        (22,905)  $          4,111   $         (9,623)
Preferred stock dividends                                           (110)                                  (95)
                                                        -----------------  -----------------  -----------------  -----------------

Numerator for basic earnings per share -                           1,723            (22,905)             4,016             (9,623)
      Income (loss) attributable to common shareholders

Effect of dilutive securities:
      Preferred stock dividends                                                                             95
                                                        -----------------  -----------------  -----------------  -----------------

Numerator for diluted earnings per share -
      Income (loss) attributable to common shareholders $          1,723   $        (22,905)  $          4,111   $         (9,623)
            after assumed conversions


DENOMINATOR:
Denominator for basic earnings per share -
      Weighted-average shares outstanding                     24,333,333         24,333,333         24,333,333         24,333,333

Effect of dilutive securities:
      Restricted stock                                           105,828                                90,717
      Preferred Stock                                                                                2,847,500
                                                        -----------------  -----------------  -----------------  -----------------

Dilutive potential common shares                                 105,828                             2,938,217

Denominator for diluted earnings per share - adjusted
      Weighted-average shares and assumed conversions         24,439,161         24,333,333         27,271,550         24,333,333
                                                        -----------------  -----------------  -----------------  -----------------
                                                        -----------------  -----------------  -----------------  -----------------


Basic earnings per share                                $           0.07   $          (0.94)  $           0.17   $          (0.39)
                                                        -----------------  -----------------  -----------------  -----------------
                                                        -----------------  -----------------  -----------------  -----------------
Diluted earnings per share                              $            0.07  $          (0.94)  $           0.15   $          (0.39)
                                                        -----------------  -----------------  -----------------  -----------------
                                                        -----------------  -----------------  -----------------  -----------------

                               ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) CONTINUED
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     Employee and directors stock options to purchase 1,740,679 shares of common stock at prices ranging from $3.313 to $19.375 were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

     Warrants to purchase 292,612 shares of common stock at $3.89 per share were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

     Convertible Preferred Stock (convertible into 1,117,870 shares of common stock at September 30, 1998) were issued during the three months ended June 30, 1998 but were not included in the computation of year-to-date diluted earnings as the amount of dividend and accretion recognized during the period per common share obtainable on conversion, exceeded year-to-date basic earnings per share thus the effect would be anti-dilutive.

     12% Convertible Debentures (convertible into 6,497,175 shares of common stock at $17.70 per share) were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share as the net interest expense per common share obtainable on conversion exceeded basic earnings per share, thus the effect would be anti-dilutive.


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

                               ARGOSY GAMING COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) CONTINUED
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has proposed certain adjustments with respect to the Company and the Predecessor for the 1992 and 1993 tax years principally regarding the S Corporation status. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13.2 million, including interest through September 30, 1998, but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

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

     The following tables present summarized balance sheet information of the Company as of September 30, 1998 and December 31, 1997 and summarized operating statement information for the nine and three months ended September 30, 1998 and 1997. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casino in Sioux City and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Summarized balance sheet information as of September 30, 1998 and December 31,
                              1997 is as follows:

                                                       SEPTEMBER 30, 1998
                                     -----------------------------------------------------------
                                      PARENT                   NON-
                                      COMPANY    GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                     ----------  ----------  ---------- ------------ ------------
ASSETS:
     Current assets                  $  51,889   $  22,027   $  33,944   $  (10,464)  $  97,396
     Non-current assets                340,647     376,746     229,184     (465,371)    481,206
                                     ----------  ----------  ----------  -----------  ----------
                                     $ 392,536   $ 398,773   $ 263,128   $ (475,835)  $ 578,602
                                     ----------  ----------  ----------  -----------  ----------
                                     ----------  ----------  ----------  -----------  ----------

LIABILITIES AND EQUITY:
     Current liabilities             $     477   $  42,058   $  66,852   $  (20,095)  $  89,292
     Non-current liabilities           350,000     304,531     125,305     (332,585)    447,251
     Convertible Preferred Stock         7,710                                            7,710
     Stockholders' equity               34,349      52,184      70,971     (123,155)     34,349
                                     ----------  ----------  ----------  -----------  ----------
                                     $ 392,536   $ 398,773   $ 263,128   $ (475,835)  $ 578,602
                                     ----------  ----------  ----------  -----------  ----------
                                     ----------  ----------  ----------  -----------  ----------


                                                         DECEMBER 31, 1997
                                     -----------------------------------------------------------
                                      PARENT                   NON-
                                      COMPANY    GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                     ----------  ----------  ----------  -----------  ----------
ASSETS:
     Current assets                  $  10,106   $  27,874   $  44,581   $  (12,578)  $  69,983
     Non-current assets                381,368     387,009     222,577     (501,081)    489,873
                                     ----------  ----------  ----------  -----------  ----------
                                     $ 391,474   $ 414,883   $ 267,158   $ (513,659)  $ 559,856
                                     ----------  ----------  ----------  -----------  ----------
                                     ----------  ----------  ----------  -----------  ----------


LIABILITIES AND EQUITY:
     Current liabilities             $   8,811   $  20,595   $  57,088   $  (17,495)  $  68,999
     Non-current liabilities           350,000     348,504     169,605     (409,915)    458,194
     Stockholders' equity               32,663      45,784      40,465      (86,249)     32,663
                                     ----------  ----------  ----------  -----------  ----------
                                     $ 391,474   $ 414,883   $ 267,158   $ (513,659)  $ 559,856
                                     ----------  ----------  ----------  -----------  ----------
                                     ----------  ----------  ----------  -----------  ----------

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Summarized operating statement information for the nine and three months ended September, 1998 and 1997 is as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                     -----------------------------------------------------------
                                      PARENT                   NON-
                                      COMPANY    GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                     ---------   ----------  ---------- ------------ ------------
Net revenues                         $   1,582   $ 158,662   $ 224,291  $ (10,845)    $ 373,690
Costs and expenses                       8,012     139,777     166,987     (1,824)      312,952
Net interest expense (income)           28,722      (3,875)     15,033        659        40,539
Net income (loss) attributable
     to common shareholders          $   1,723   $   6,358   $  37,984  $ (44,342)    $   1,723


                                                NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     -----------------------------------------------------------
                                      PARENT                   NON-
                                      COMPANY    GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                     ---------   ----------  ---------- ------------ ------------
Net revenues                         $   4,634   $ 146,983   $ 110,255  $    (9,517)  $ 252,355
Costs and expenses                      11,622     140,962      96,214       (6,443)    242,355
Net interest expense (income)           23,692        (395)      3,400        3,461      30,158
Net (loss) income                    $ (22,905)  $   2,743   $   6,508  $    (9,251)  $ (22,905)


                                               THREE MONTHS ENDED SEPTEMBER 30, 1998
                                     -----------------------------------------------------------
                                      PARENT                   NON-
                                      COMPANY    GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                     ---------   ----------  ---------- ------------ ------------
Net revenues                           $ 1,502    $ 46,621    $ 84,175   $   1,235     $ 133,533
Costs and expenses                       2,912      41,398      64,724      (1,198)      107,836
Net interest expense (income)            9,691      (1,235)      5,237           1        13,694
Net income (loss) attributable
     to common shareholders            $ 4,016    $ (3,470)   $ 16,660   $ (13,190)    $   4,016


                                              THREE MONTHS ENDED SEPTEMBER 30, 1997
                                     -----------------------------------------------------------
                                      PARENT                   NON-
                                      COMPANY    GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                     ---------   ----------  ---------- ------------ ------------
Net revenues                          $  1,276   $   46,010  $   37,647   $ (2,582)   $ 82,351
Costs and expenses                       2,647       47,423      33,329     (1,981)     81,418
Net interest expense (income)            7,720         (930)      1,314      1,674       9,778
Net (loss) income                     $ (9,623)  $     (937) $    1,612   $   (675)   $ (9,623)


                              ALTON GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1998                1997
                                                                  -------------       ------------
                                                                   (UNAUDITED)

CURRENT ASSETS:
     Cash                                                         $       3,105       $      3,807
     Other current assets                                                 1,383              1,450
                                                                  -------------       ------------
          Total current assets                                            4,488              5,257

DUE FROM AFFILIATES                                                      22,229             10,405
NET PROPERTY AND EQUIPMENT                                               27,341             27,447
OTHER ASSETS                                                                  3                  6
                                                                  -------------       ------------
TOTAL ASSETS                                                      $      54,061       $     43,115
                                                                  -------------       ------------
                                                                  -------------       ------------


CURRENT LIABILITIES:
     Accounts payable                                             $       1,538       $        799
     Income taxes payable to affiliate                                    4,270                214
     Other accrued liabilities                                            5,542              4,395
                                                                  -------------       ------------
          Total current liabilities                                      11,350              5,408
                                                                  -------------       ------------
OTHER LONG-TERM OBLIGATIONS - RELATED PARTY                                 197                186

DEFERRED INCOME TAXES                                                     3,250              3,745

STOCKHOLDER'S EQUITY:
     Common stock - $1 par value, 1,000 shares authorized,
        issued and outstanding                                                1                  1
     Capital in excess of par                                               256                256
     Retained earnings                                                   39,007             33,519
                                                                  -------------       ------------
          Total stockholder's equity                                     39,264             33,776
                                                                  -------------       ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $      54,061       $     43,115
                                                                  -------------       ------------
                                                                  -------------       ------------


     See accompanying notes to condensed consolidated financial statements.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                         -------------------------------
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                              1998              1997
                                                         -------------     -------------
                                                          (UNAUDITED)       (UNAUDITED)

REVENUES:
     Casino                                              $     51,540      $    46,905
     Food, beverage and other                                   5,006            5,613
                                                         -------------     -------------
                                                               56,546           52,518
     Less promotional allowances                               (1,752)          (1,523)
                                                         -------------     -------------
Net revenues                                                   54,794           50,995

COSTS AND EXPENSES:
     Casino                                                    24,140           23,944
     Food, beverage and other                                   4,399            5,299
     Other operating expenses                                   4,099            4,170
     Selling, general and administrative                        8,607            8,528
     Management fees - related party                            1,491            1,766
     Depreciation and amortization                              2,956            3,237
                                                         -------------     -------------

Income from operations                                          9,102            4,051

OTHER INCOME (EXPENSE):
     Interest income                                               53               48
     Interest expense                                             (33)             (11)
                                                         -------------     -------------
                                                                   20               37
                                                         -------------     -------------
Income before income taxes                                      9,122            4,088
Income tax expense                                             (3,634)          (1,635)
                                                         -------------     -------------

NET INCOME                                               $      5,488      $     2,453
                                                         -------------     -------------
                                                         -------------     -------------


     See accompanying notes to condensed consolidated financial statements.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                         -------------------------------
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                              1998              1997
                                                         -------------     -------------
                                                          (UNAUDITED)       (UNAUDITED)

REVENUES:
     Casino                                              $      17,223     $     14,850
     Food, beverage and other                                    1,668            2,000
                                                         --------------    -------------
                                                                18,891           16,850
     Less promotional allowances                                  (545)            (540)
                                                         --------------    -------------
Net revenues                                                    18,346           16,310

COSTS AND EXPENSES:
     Casino                                                      8,090            8,096
     Food, beverage and other                                    1,434            1,876
     Other operating expenses                                    1,407            1,433
     Selling, general and administrative                         2,889            3,268
     Management fees - related party                               484              478
     Depreciation and amortization                               1,012            1,128
                                                         --------------    -------------

Income from operations                                           3,030               31
                                                         --------------    -------------

OTHER INCOME (EXPENSE):
     Interest income                                                12               25
     Interest expense                                              (25)              (4)
                                                         --------------    -------------
                                                                   (13)              21
                                                         --------------    -------------
Income before income taxes                                       3,017               52
Income tax expense                                              (1,244)             (23)
                                                         --------------    -------------

NET INCOME                                               $       1,773     $         29
                                                         --------------    -------------
                                                         --------------    -------------


     See accompanying notes to condensed consolidated financial statements.

                              ALTON GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                             -------------------------------
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1998              1997
                                                             -------------     -------------
                                                             (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $     5,488       $      2,453
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Amortization                                                   97
       Depreciation                                                2,859              3,237
       Deferred income taxes                                        (422)               175
       Changes in operating assets and liabilities:
            Other current assets                                    (100)               (79)
            Accounts payable                                         739               (644)
            Income taxes payable to affiliate                      4,056              1,460
            Other accrued liabilities                              1,147                640
                                                             -------------     -------------
            Net cash provided by operating activities             13,864              7,242
                                                             -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (2,753)            (1,382)
                                                             -------------     -------------
           Net cash used in investing activities                  (2,753)            (1,382)
                                                             -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliates                                              (11,824)            (5,726)
Increase in other long-term obligations - related party               11                 13
                                                             -------------     -------------
           Net cash used in financing activities                 (11,813)            (5,713)
                                                             -------------     -------------
Net (decrease) increase in cash and cash equivalents                (702)               147
Cash and cash equivalents, beginning of period                     3,807              3,563
                                                             -------------     -------------
Cash and cash equivalents, end of period                     $     3,105       $      3,710
                                                             -------------     -------------
                                                             -------------     -------------

     See accompanying notes to condensed consolidated financial statements.

                                ALTON GAMING COMPANY
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

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

    An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has proposed certain adjustments with respect to the Company and the Predecessor for the 1992 and 1993 tax years principally regarding the S Corporation status. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13.2 million, including interest through September 30, 1998, but excluding penalties, if any. The Company intends to protest these proposed adjustments to the Appeals Office of the IRS and vigorously contest these proposed adjustments. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                           THE MISSOURI GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1998            1997
                                                              -------------    ------------
                                                               (UNAUDITED)

CURRENT ASSETS:
     Cash                                                     $       3,783    $      3,629
     Income taxes receivable from affiliate                              94              94
     Other current assets                                             1,853           1,897
                                                              --------------   -------------
          Total current assets                                        5,730           5,620

NET PROPERTY AND EQUIPMENT                                           68,039          70,878

OTHER ASSETS                                                          1,328           2,198
                                                              --------------   -------------

TOTAL ASSETS                                                  $      75,097    $     78,696
                                                              --------------   -------------
                                                              --------------   -------------

CURRENT LIABILITIES:
     Accounts payable                                         $         927    $      1,352
     Other accrued liabilities                                        5,380           3,692
                                                              --------------   -------------
          Total current liabilities                                   6,307           5,044
                                                              --------------   -------------

DUE TO AFFILIATES                                                    51,011          56,007

DEFERRED INCOME TAXES                                                 2,109           1,851

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1000 shares authorized,
        issued and outstanding
     Capital in excess of par                                         5,000           5,000
     Retained earnings                                               10,670          10,794
                                                              --------------   -------------
          Total stockholder's equity                                 15,670          15,794
                                                              --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $      75,097    $     78,696
                                                              --------------   -------------
                                                              --------------   -------------


     See accompanying notes to condensed consolidated financial statements.

                           THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                         ---------------------------------------
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                1998                   1997
                                                         -----------------     -----------------
                                                            (UNAUDITED)           (UNAUDITED)

REVENUES:
     Casino                                              $         53,067      $         46,412
     Food, beverage and other                                       8,514                 7,233
                                                         -----------------     -----------------
                                                                   61,581                53,645
     Less promotional allowances                                   (4,818)               (3,706)
                                                         -----------------     -----------------
Net revenues                                                       56,763                49,939


COSTS AND EXPENSES:
     Casino                                                        28,432                24,916
     Food, beverage and other                                       6,527                 6,244
     Other operating expenses                                       3,383                 2,978
     Selling, general and administrative                           10,707                 8,508
     Depreciation and amortization                                  4,478                 4,462
                                                         -----------------     -----------------

Income from operations                                              3,236                 2,831

OTHER INCOME (EXPENSE):
Interest income                                                        38                   201
Interest expense                                                   (3,405)               (4,006)
                                                         -----------------     -----------------
                                                                   (3,367)               (3,805)
                                                         -----------------     -----------------
Loss before income taxes                                             (131)                 (974)
Income tax benefit                                                      7                   361
                                                         -----------------     -----------------
NET LOSS                                                 $           (124)     $           (613)
                                                         -----------------     -----------------
                                                         -----------------     -----------------

     See accompanying notes to condensed consolidated financial statements.

                          THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                         ---------------------------------------
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                1998                  1997
                                                         -----------------     -----------------
                                                            (UNAUDITED)           (UNAUDITED)

REVENUES:
     Casino                                              $         17,712      $         14,745
     Food, beverage and other                                       2,521                 2,297
                                                         -----------------     -----------------
                                                                   20,233                17,042
     Less promotional allowances                                   (1,330)               (1,278)
                                                         -----------------     -----------------
Net revenues                                                       18,903                15,764


COSTS AND EXPENSES:
     Casino                                                         9,157                 8,124
     Food, beverage and other                                       1,883                 2,093
     Other operating expenses                                       1,187                 1,104
     Selling, general and administrative                            3,368                 2,695
     Depreciation and amortization                                  1,447                 1,724
                                                         -----------------     -----------------

Income from operations                                              1,861                    24

OTHER INCOME (EXPENSE):
Interest income                                                        13                   107
Interest expense                                                   (1,067)               (1,248)
                                                         -----------------     -----------------
                                                                   (1,054)               (1,141)
                                                         -----------------     -----------------
Income (loss) before income taxes                                     807                (1,117)
Income tax (expense) benefit                                         (346)                  443
                                                         -----------------     -----------------
NET INCOME (LOSS)                                        $            461      $           (674)
                                                         -----------------     -----------------
                                                         -----------------     -----------------

     See accompanying notes to condensed consolidated financial statements.

                           THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                               ---------------------------------------
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                     1998                  1997
                                                               -----------------     -----------------
                                                                  (UNAUDITED)           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $           (124)     $           (613)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation                                                         4,358                 4,296
     Amortization                                                           120                   166
     Deferred income taxes                                                  227                   261
     Changes in operating assets and liabilities:

          Income taxes receivable from affiliate                                                 (624)
          Other current assets                                               76                   827
          Accounts payable                                                 (382)               (1,665)
          Other accrued liabilities                                       1,099                   151
          Other assets                                                      749                  (136)
                                                               -----------------     -----------------
          Net cash provided by operating activities                       6,123                 2,663
                                                               -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      (1,140)                 (876)
                                                               -----------------     -----------------
     Net cash used in investing activities                               (1,140)                 (876)
                                                               -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                          (118)                  (94)
Due to affiliates                                                        (4,711)               (3,802)
                                                               -----------------     -----------------
     Net cash used in financing activities                               (4,829)               (3,896)
                                                               -----------------     -----------------

Net increase in cash and cash equivalents                                   154                (2,109)
Cash and cash equivalents, beginning of period                            3,629                 6,143
                                                               -----------------     -----------------
Cash and cash equivalents, end of period                       $          3,783      $          4,034
                                                               -----------------     -----------------
                                                               -----------------     -----------------

           See accompanying notes to condensed financial statements.

                            THE MISSOURI GAMING COMPANY
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION

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

                            ARGOSY OF LOUISIANA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1998                   1997
                                                                 -----------------     -----------------
                                                                    (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                   $          2,583      $          3,429
     Other current assets                                                   1,836                 1,655
                                                                 -----------------     -----------------
          Total current assets                                              4,419                 5,084

NET PROPERTY AND EQUIPMENT                                                 41,055                43,896

OTHER ASSETS                                                                1,740                 1,821
                                                                 -----------------     -----------------

TOTAL ASSETS                                                     $         47,214      $         50,801
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------

CURRENT LIABILITIES:
     Accounts payable                                            $            418      $            771
     Due to affiliates                                                      2,862                 1,795
     Other accrued liabilities                                              7,057                 5,013
     Current maturities of long-term debt-related party                    10,268                10,268
                                                                 -----------------     -----------------
          Total current liabilities                                        20,605                17,847
                                                                 -----------------     -----------------

LONG-TERM DEBT-RELATED PARTY                                               37,788                37,842

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                               2,060                 2,672

STOCKHOLDER'S DEFICIT:
     Common stock - $1 par value, 1,000 shares authorized
        issued and outstanding                                                  1                     1
     Accumulated deficit                                                  (13,240)               (7,561)
                                                                 -----------------     -----------------
          Total stockholder's deficit                                     (13,239)               (7,560)
                                                                 -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                      $         47,214      $         50,801
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------

     See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1998                   1997
                                                                 -----------------     -----------------
                                                                    (UNAUDITED)            (UNAUDITED)

REVENUES:
     Casino                                                      $         35,812      $         37,856
     Food, beverage and other                                               4,733                 5,487
                                                                 -----------------     -----------------
                                                                           40,545                43,343
     Less promotional allowances                                           (2,960)               (3,302)
                                                                 -----------------     -----------------
Net revenues                                                               37,585                40,041

COSTS AND EXPENSES:
     Casino                                                                22,058                22,236
     Food, beverage and other                                               4,372                 5,120
     Other operating expenses                                               3,759                 3,892
     Selling, general and administrative                                    8,759                 9,765
     Depreciation and amortization                                          3,932                 4,178
                                                                 -----------------     -----------------

Loss from operations                                                       (5,295)               (5,150)

INTEREST (EXPENSE) INCOME NET:
     Interest to related party                                             (1,055)               (1,202)
     Other                                                                     59                    69
                                                                 -----------------     -----------------

Loss  before minority interest and income taxes                            (6,291)               (6,283)
Minority interest                                                             612                   608
Income tax benefit                                                                                  490
                                                                 -----------------     -----------------
NET LOSS                                                         $         (5,679)     $         (5,185)
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                        1998                  1997
                                                                 -----------------     -----------------
                                                                     (UNAUDITED)           (UNAUDITED)

REVENUES:
     Casino                                                      $         11,527      $         11,660
     Food, beverage and other                                               1,400                 1,801
                                                                 -----------------     -----------------
                                                                           12,927                13,461
     Less promotional allowances                                             (885)               (1,064)
                                                                 -----------------     -----------------
Net revenues                                                               12,042                12,397

COST AND EXPENSES:
     Casino                                                                 7,322                 7,155
     Food, beverage and other                                               1,367                 1,658
     Other operating expenses                                               1,189                 1,340
     Selling, general and administrative                                    2,616                 3,205
     Depreciation and amortization                                          1,326                 1,389
                                                                 -----------------     -----------------

Loss from operations                                                       (1,778)               (2,350)

INTEREST (EXPENSE) INCOME NET:
     Interest to related party                                               (354)                 (400)
     Other                                                                     24                    22
                                                                 -----------------     -----------------

Loss  before minority interest and income taxes                            (2,108)               (2,728)
Minority interest                                                             206                   266
Income tax benefit                                                            (82)                 (107)
                                                                 -----------------     -----------------
NET LOSS                                                         $         (1,984)     $         (2,569)
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                 ---------------------------------------
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                        1998                  1997
                                                                 -----------------     -----------------
                                                                     (UNAUDITED)           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $         (5,679)     $         (5,185)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                           3,851                 3,819
     Amortization                                                              81                   359
     Minority interest                                                       (612)                 (608)
     Deferred income taxes                                                                         (491)
     Changes in operating assets and liabilities:
          Other current assets                                               (181)                  369
          Accounts payable                                                   (353)                 (567)
          Other accrued liabilities                                         1,971                 1,152
                                                                 -----------------     -----------------
          Net cash used in operating activities                              (922)               (1,152)
                                                                 -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (776)                 (307)
                                                                 -----------------     -----------------
     Net cash used in investing activities                                   (776)                 (307)
                                                                 -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                            (161)
Increase in due to affiliates                                               1,067                 1,168
Payments on long term debt-related party                                      (54)
                                                                 -----------------     -----------------
     Net cash provided by financing activities                                852                 1,168
                                                                 -----------------     -----------------

Net decrease in cash and cash equivalents                                    (846)                 (291)
Cash and cash equivalents, beginning of period                              3,429                 3,051
                                                                 -----------------     -----------------
Cash and cash equivalents, end of period                         $          2,583      $          2,760
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


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

          Argosy has guaranteed the additional $2.50 per passenger. Through September 30, 1998, the Company has paid all admission payments due under the above agreements.

          Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1998                   1997
                                                                 -----------------     -----------------
                                                                    (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                   $          2,583      $          3,429
     Other current assets                                                   1,005                   802
                                                                 -----------------     -----------------
          Total current assets                                              3,588                 4,231

NET PROPERTY AND EQUIPMENT                                                 40,738                43,579

OTHER ASSETS                                                                1,740                 1,821
                                                                 -----------------     -----------------

TOTAL ASSETS                                                     $         46,066      $         49,631
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------

CURRENT LIABILITIES:
     Accounts payable                                            $            418      $            771
     Other accrued liabilities                                              4,861                 4,071
     Accrued interest-related party                                         1,954                   902
     Due to affiliates                                                      2,862                 1,795
     Notes payable and current maturities of long-term
       debt-related party                                                  10,268                10,268
                                                                 -----------------     -----------------
          Total current liabilities                                        20,363                17,807

LONG-TERM DEBT-RELATED PARTY                                                9,103                 9,103
PARTNERS' EQUITY                                                           16,600                22,721
                                                                 -----------------     -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                           $         46,066      $         49,631
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------

     See accompanying notes to condensed consolidated financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1998                  1997
                                                                 -----------------     -----------------
                                                                     (UNAUDITED)           (UNAUDITED)

REVENUES:
     Casino                                                      $         35,812      $         37,856
     Food, beverage and other                                               4,733                 5,487
                                                                 -----------------     -----------------
                                                                           40,545                43,343
     Less promotional allowances                                           (2,960)               (3,302)
                                                                 -----------------     -----------------
Net revenues                                                               37,585                40,041

COSTS AND EXPENSES:
     Casino                                                                22,058                22,236
     Food, beverage and other                                               4,372                 5,120
     Other operating expenses                                               3,759                 3,892
     Selling, general and administrative                                    8,579                 9,562
     Depreciation and amortization                                          3,932                 4,178
                                                                 -----------------     -----------------


Loss from operations                                                       (5,115)               (4,947)

INTEREST (EXPENSE) INCOME:

     Related parties                                                       (1,055)               (1,202)
     Other                                                                     49                    70
                                                                 -----------------     -----------------
                                                                           (1,006)               (1,132)
                                                                 -----------------     -----------------
NET LOSS                                                         $         (6,121)     $         (6,079)
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1998                   1997
                                                                 -----------------     -----------------
                                                                    (UNAUDITED)           (UNAUDITED)

REVENUES:
     Casino                                                      $         11,527      $         11,660
     Food, beverage and other                                               1,400                 1,801
                                                                 -----------------     -----------------
                                                                           12,927                13,461
     Less promotional allowances                                             (885)               (1,064)
                                                                 -----------------     -----------------
Net revenues                                                               12,042                12,397

COSTS AND EXPENSES:
     Casino                                                                 7,322                 7,155
     Food, beverage and other                                               1,367                 1,658
     Other operating expenses                                               1,189                 1,340
     Selling, general and administrative                                    2,556                 3,137
     Depreciation and amortization                                          1,326                 1,389
                                                                 -----------------     -----------------


Loss from operations                                                       (1,718)               (2,282)

INTEREST (EXPENSE) INCOME:
     Related parties                                                         (354)                 (400)
     Other                                                                     14                    23
                                                                 -----------------     -----------------
                                                                             (340)                 (377)
                                                                 -----------------     -----------------
NET LOSS                                                         $         (2,058)     $         (2,659)
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1998                   1997
                                                                 -----------------     -----------------
                                                                    (UNAUDITED)            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $         (6,121)     $         (6,079)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                           3,851                 3,819
     Amortization                                                              81                   359
     Changes in operating assets and liabilities:
          Other current assets                                               (203)                   29
          Accounts payable                                                   (353)                 (567)
          Accrued interest to related parties                               1,052                   702
          Other accrued liabilities                                           717                   464
                                                                 -----------------     -----------------
     Net cash used in operating activities                                   (976)               (1,273)
                                                                 -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (776)                 (307)
                                                                 -----------------     -----------------
     Net cash used in investing activities                                   (776)                 (307)
                                                                 -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                            (161)
Increase in due to affiliates                                               1,067                 1,289
                                                                 -----------------     -----------------
     Net cash provided by financing activities                                906                 1,289
                                                                 -----------------     -----------------
Net decrease in cash and cash equivalents                                    (846)                 (291)
Cash and cash equivalents, beginning of period                              3,429                 3,051
                                                                 -----------------     -----------------
Cash and cash equivalents, end of period                         $          2,583      $          2,760
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

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

2.   COMMITMENTS

     The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz have an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until construction of a hotel commences by Jazz or another Argosy affiliate. Argosy has guaranteed the additional $2.50 per passenger. Through September 30, 1998, the Partnership has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") . The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.

                             JAZZ ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                       1998                  1997
                                                                                -----------------     -----------------
                                                                                    (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                                  $              -      $             20
     Other current assets                                                                    355                   137
                                                                                -----------------     -----------------
        Total current assets                                                                 355                   157
                                                                                -----------------     -----------------

NET PROPERTY AND EQUIPMENT                                                                53,295                54,593

GOODWILL, NET                                                                             19,474                19,922
NOTE RECEIVABLE                                                                            1,892                 1,892
OTHER ASSETS                                                                               1,763                 3,390
                                                                                -----------------     -----------------

TOTAL ASSETS                                                                    $         76,779      $         79,954
                                                                                -----------------     -----------------
                                                                                -----------------     -----------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                   $          3,269      $          3,000
     Current maturities of long-term debt                                                    491                   491
                                                                                -----------------     -----------------
        Total current liabilities                                                          3,760                 3,491
                                                                                -----------------     -----------------

LONG-TERM DEBT                                                                             6,744                 7,165
LONG-TERM DEBT - RELATED PARTY                                                            74,960                74,072
STOCKHOLDER'S DEFICIT
     Common stock, no par value, 100,000 shares authorized, 200 shares issued and outstanding
     Retained deficit                                                                     (8,685)               (4,774)
                                                                                -----------------     -----------------
         Total stockholders's deficit                                                     (8,685)               (4,774)
                                                                                -----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                     $         76,779      $         79,954
                                                                                -----------------     -----------------
                                                                                -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1998                  1997
                                                                 -----------------     -----------------
                                                                    (UNAUDITED)            (UNAUDITED)

REVENUES:
     Lease revenue - related party                               $          2,174      $          2,271
     Rent revenue                                                             262                   303
                                                                 -----------------     -----------------
                                                                            2,436                 2,574

COSTS AND EXPENSES:
     Operating expenses                                                       834                   705
     Selling, general and administrative                                    2,396                   956
     Depreciation and amortization                                          1,854                 1,766
                                                                 -----------------     -----------------


Loss from operations                                                       (2,649)                 (853)

OTHER EXPENSE:
     Interest expense                                                        (650)                 (684)
     Equity in loss of unconsolidated partnership                            (612)                 (608)
                                                                 -----------------     -----------------

NET LOSS                                                         $         (3,911)     $         (2,145)
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1998                  1997
                                                                 -----------------     -----------------
                                                                    (UNAUDITED)            (UNAUDITED)

REVENUES:
     Lease revenue - related party                               $            692      $            700
     Rent revenue                                                              88                   119
                                                                 -----------------     -----------------
                                                                              780                   819

COSTS AND EXPENSES:
     Operating expenses                                                       222                   260
     Selling, general and administrative                                      569                   321
     Depreciation and amortization                                            588                   589
                                                                 -----------------     -----------------


Loss from operations                                                         (599)                 (351)

OTHER EXPENSE:
     Interest expense                                                        (213)                 (224)
     Equity in loss of unconsolidated partnership                            (206)                 (266)
                                                                 -----------------     -----------------

NET LOSS                                                         $         (1,018)     $           (841)
                                                                 -----------------     -----------------
                                                                 -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                            ---------------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   1998                  1997
                                                                            -----------------     -----------------
                                                                                (UNAUDITED)           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $         (3,911)     $         (2,145)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation                                                                        1,317                 1,318
   Amortization                                                                          537                   448
   Equity in loss of unconsolidated partnership                                          612                   608
   Changes in operating assets and liabilities:
         Other current assets                                                           (218)                  (76)
         Accounts payable and accrued liabilities                                        269                   622
                                                                            -----------------     -----------------
         Net cash (used in) provided by operating activities                          (1,394)                  775
                                                                            -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                 (15)                 (785)
                                                                            -----------------     -----------------
          Net cash used in investing activities                                          (15)                 (785)
                                                                            -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                               (421)                 (298)
     Advances from affiliate                                                             888                 1,217
     Decrease (increase) in other assets                                                 922                  (826)
                                                                            -----------------     -----------------
          Net cash provided by financing activities                                    1,389                    93
                                                                            -----------------     -----------------
Net (decrease) increase in cash and cash equivalents                                     (20)                   83
Cash and cash equivalents, beginning of period                                            20
                                                                            -----------------     -----------------
Cash and cash equivalents, end of period                                    $              -      $             83
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

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

     The Company is in a partnership with Argosy of Louisiana, Inc. (a wholly owned subsidiary of Argosy Gaming Company ("Argosy") ("ALI")) in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana.

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

2.   COMMITMENTS

     The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and the Company entered into an agreement which required the Company and the partnership to pay to the City-Parish $2.50 per passenger. Additionally, the Company agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger until construction of
a hotel commences by the Company or another Argosy affiliate.    Argosy has
guaranteed the additional $2.50 per passenger. Through September 30, 1998, the partnership has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                           THE INDIANA GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                  1998                   1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                              $         29,907      $         41,257
     Other current assets                                                              1,509                 1,635
                                                                            -----------------     -----------------
        Total current assets                                                          31,416                42,892
                                                                            -----------------     -----------------

NET PROPERTY AND EQUIPMENT                                                           196,253               176,407
                                                                            -----------------     -----------------
OTHER ASSETS:
     Deposits                                                                                                  530
     Cash and cash equivalents-restricted                                                                   13,114
     Other, net                                                                       29,808                30,844
     Deferred income taxes                                                             1,295                 2,785
                                                                            -----------------     -----------------
        Total other assets                                                            31,103                47,273
                                                                            -----------------     -----------------

TOTAL ASSETS                                                                $        258,772      $        266,572
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


CURRENT LIABILITIES:
     Accounts payable                                                       $          2,953      $          5,936
     Accrued interest and dividends payable-related parties                            2,692                 5,260
     Other accrued liabilities                                                        44,275                17,951
     Current maturities of long-term debt                                             13,097                12,856
     Current maturities of other long-term obligations                                 2,333                 4,583
                                                                            -----------------     -----------------
        Total current liabilities                                                     65,350                46,586
                                                                            -----------------     -----------------

LONG-TERM DEBT                                                                       139,211               195,405
OTHER LONG-TERM OBLIGATIONS                                                              500                 2,000
MINORITY INTERESTS                                                                    26,218                17,656

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares authorized
         issued and outstanding
     Retained earnings                                                                27,493                 4,925
                                                                            -----------------     -----------------
        Total stockholder's equity                                                    27,493                 4,925
                                                                            -----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $        258,772      $        266,572
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                            ---------------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   1998                  1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)            (UNAUDITED)

REVENUES:
     Casino                                                                 $        192,101      $         87,775
     Admissions                                                                       11,781                 5,376
     Food, beverage and other                                                         17,294                 4,620
                                                                            -----------------     -----------------
                                                                                     221,176                97,771
     Less promotional allowances                                                     (14,295)               (3,685)
                                                                            -----------------     -----------------
Net revenues                                                                         206,881                94,086

COSTS AND EXPENSES:
     Casino                                                                           81,011                39,438
     Food, beverage and other                                                         13,586                 3,568
     Other operating expenses                                                          6,236                 9,654
     Selling, general and administrative                                              30,669                15,637
     Management fees-related parties                                                   3,687                 1,289
     Depreciation and amortization                                                     9,270                 8,324
                                                                            -----------------     -----------------

Income from operations                                                                62,422                16,176

OTHER INCOME (EXPENSE):
     Interest income                                                                   1,015                 1,056
     Interest expense                                                                 (7,867)               (1,977)
                                                                            -----------------     -----------------
                                                                                      (6,852)                 (921)
                                                                            -----------------     -----------------
Income before minority interests and income taxes                                     55,570                15,255
Minority interests                                                                   (17,815)               (4,712)
Income tax expense                                                                   (15,187)               (3,585)
                                                                            -----------------     -----------------
NET INCOME                                                                  $         22,568      $          6,958
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                            ---------------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  1998                   1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)            (UNAUDITED)

REVENUES:
     Casino                                                                 $         72,036      $         30,357
     Admissions                                                                        4,581                 1,911
     Food, beverage and other                                                          7,571                 1,639
                                                                            -----------------     -----------------
                                                                                      84,188                33,907
     Less promotional allowances                                                      (6,118)               (1,690)
                                                                            -----------------     -----------------
Net revenues                                                                          78,070                32,217

COSTS AND EXPENSES:
     Casino                                                                           30,086                13,969
     Food, beverage and other                                                          5,316                 1,362
     Other operating expenses                                                          2,132                 3,324
     Selling, general and administrative                                              10,313                 5,171
     Management fees-related parties                                                   1,511                   420
     Depreciation and amortization                                                     3,323                 2,934
                                                                            -----------------     -----------------

Income from operations                                                                25,389                 5,037

OTHER INCOME (EXPENSE):
     Interest income                                                                     250                   459
     Interest expense                                                                 (2,653)                 (807)
                                                                            -----------------     -----------------
                                                                                      (2,403)                 (348)
                                                                            -----------------     -----------------
Income before minority interests and income taxes                                     22,986                 4,689
Minority interests                                                                    (7,638)               (1,350)
Income tax expense                                                                    (6,189)               (1,032)
                                                                            -----------------     -----------------
NET INCOME                                                                  $          9,159      $          2,307
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                            ---------------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  1998                   1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $         22,568      $          6,958
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation                                                                     8,234                   921
      Amortization                                                                     1,036                 7,403
      Deferred income taxes                                                            1,603                (1,840)
      Minority interests                                                              17,815                 4,712
   Changes in operating assets and liabilities:
           Other current assets                                                           13                   (70)
           Accounts payable                                                           (2,983)               (2,259)
           Accrued interest payable to related parties                                (1,674)                   13
           Accrued liabilities                                                        26,637                10,053
                                                                            -----------------     -----------------
           Net cash provided by operating activities                                  73,249                25,891
                                                                            -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                                                  13,114                (7,111)
      Purchases of property and equipment                                            (25,801)              (79,904)
      Payments under development agreement and other
         infrastructure improvements                                                  (3,750)               (4,307)
                                                                            -----------------     -----------------
           Net cash used in investing activities                                     (16,437)              (91,322)
                                                                            -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                                               (2,111)               (3,497)
      (Repayment of) proceeds from long-term debt                                    (55,904)               74,388
      Payment of preferred equity return to partner                                   (2,709)                 (764)
      Partnership equity distributions to partners                                    (7,438)                 (838)
      Other                                                                                                    (60)
                                                                            -----------------     -----------------
           Net cash (used in) provided by financing activities                       (68,162)               69,229
                                                                            -----------------     -----------------
Net (decrease) increase in cash and cash equivalents                                 (11,350)                3,798
Cash and cash equivalents, beginning of period                                        41,257                 9,216
                                                                            -----------------     -----------------
Cash and cash equivalents, end of period                                    $         29,907      $         13,014
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                             THE INDIANA GAMING COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION

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

     Included in other long term obligations at September 30, 1998 is $2,833 representing the remaining grants and infrastructure payments due by the Company under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Total remaining is due $833 in 1998 and $2,000 in 1999.

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

                          INDIANA GAMING COMPANY, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                  1998                   1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                              $         29,907      $         41,257
     Other current assets                                                              1,548                 1,561
                                                                            -----------------     -----------------
        Total current assets                                                          31,455                42,818
                                                                            -----------------     -----------------

NET PROPERTY AND EQUIPMENT                                                           194,976               175,030
                                                                            -----------------     -----------------
OTHER ASSETS:
     Deposits                                                                                                  589
     Cash and cash equivalents-restricted                                                                   13,114
     Other, net                                                                       29,808                30,844
                                                                            -----------------     -----------------
        Total other assets                                                            29,808                44,547
                                                                            -----------------     -----------------

TOTAL ASSETS                                                                $        256,239      $        262,395
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------

CURRENT LIABILITIES:
     Accounts payable                                                       $          2,953      $          5,936
     Accrued interest and dividends payable-related parties                            6,472                12,486
     Other accrued liabilities                                                        24,447                11,800
     Due to affiliates                                                                 1,639                 1,182
     Current maturities of long-term debt                                             26,073                25,832
     Current maturities of other long-term obligations                                 2,333                 4,583
                                                                            -----------------     -----------------
        Total current liabilities                                                     63,917                61,819
                                                                            -----------------     -----------------

LONG-TERM DEBT                                                                       120,237               148,934
OTHER LONG-TERM OBLIGATIONS                                                              500                 2,000
PARTNERS' EQUITY:
     General partner                                                                  45,419                32,031
     Limited partners                                                                 26,166                17,611
                                                                            -----------------     -----------------
        Total partners' equity                                                        71,585                49,642
                                                                            -----------------     -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $        256,239      $        262,395
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------

     See accompanying notes to condensed consolidated financial statements.

                          INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME

                                 (In Thousands)

                                                                                       NINE MONTHS ENDED
                                                                            ---------------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   1998                  1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)           (UNAUDITED)

REVENUES:
     Casino                                                                 $        192,101      $         87,775
     Admissions                                                                       11,781                 5,376
     Food, beverage and other                                                         17,294                 4,620
                                                                            -----------------     -----------------
                                                                                     221,176                97,771
     Less promotional allowances                                                     (14,295)               (3,685)
                                                                            -----------------     -----------------
Net revenues                                                                         206,881                94,086

COST AND EXPENSES:
     Casino                                                                           81,011                39,438
     Food, beverage and other                                                         13,586                 3,568
     Other operating expenses                                                          6,236                 9,654
     Selling, general and administrative                                              30,669                15,637
     Management fees-related parties                                                   9,422                 3,224
     Depreciation and amortization                                                     9,229                 8,324
                                                                            -----------------     -----------------

Income from operations                                                                56,728                14,241

OTHER INCOME (EXPENSE):
     Interest income                                                                   1,015                 1,056
     Interest expense                                                                (15,826)               (4,209)
                                                                            -----------------     -----------------
                                                                                     (14,811)               (3,153)
                                                                            -----------------     -----------------
NET INCOME PRIOR TO PREFERRED EQUITY RETURN                                           41,917                11,088
Preferred equity return                                                               (4,287)               (4,134)
                                                                            -----------------     -----------------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS                           $         37,630      $          6,954
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                          INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                            ---------------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   1998                  1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)           (UNAUDITED)

REVENUES:
     Casino                                                                 $         72,036      $         30,357
     Admissions                                                                        4,581                 1,911
     Food, beverage and other                                                          7,571                 1,639
                                                                            -----------------     -----------------
                                                                                      84,188                33,907
     Less promotional allowances                                                      (6,118)               (1,690)
                                                                            -----------------     -----------------
Net revenues                                                                          78,070                32,217

COST AND EXPENSES:
     Casino                                                                           30,086                13,969
     Food, beverage and other                                                          5,316                 1,362
     Other operating expenses                                                          2,132                 3,324
     Selling, general and administrative                                              10,313                 5,171
     Management fees-related parties                                                   3,778                 1,049
     Depreciation and amortization                                                     3,310                 2,934
                                                                            -----------------     -----------------

Income from operations                                                                23,135                 4,408

OTHER INCOME (EXPENSE):
     Interest income                                                                     251                   459
     Interest expense                                                                 (5,413)               (1,690)
                                                                            -----------------     -----------------
                                                                                      (5,162)               (1,231)
                                                                            -----------------     -----------------
NET INCOME PRIOR TO PREFERRED EQUITY RETURN                                           17,973                 3,177
Preferred equity return                                                               (1,508)               (1,393)
                                                                            -----------------     -----------------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS                           $         16,465      $          1,784
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                          INDIANA GAMING COMPANY, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                            ---------------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   1998                  1997
                                                                            -----------------     -----------------
                                                                               (UNAUDITED)           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $         37,630      $          6,954
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                   8,193                   921
        Amortization                                                                   1,036                 7,403
        Accrued preferred equity return                                                4,287                 4,134
     Changes in operating assets and liabilities:
        Due from affiliates                                                              506
        Other current assets                                                              12                   (70)
        Accounts payable                                                              (2,983)               (2,530)
        Accrued interest payable to related parties                                   (6,014)                    3
        Accrued liabilities                                                           15,046                 5,486
                                                                            -----------------     -----------------
           Net cash provided by operating activities                                  57,713                22,301
                                                                            -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted cash held in escrow                                                13,115                (7,111)
        Purchases of property and equipment                                          (25,801)              (79,645)
        Payments under development agreement and other
          infrastructure improvements                                                 (3,750)               (4,307)
                                                                            -----------------     -----------------
           Net cash used in investing activities                                     (16,436)              (91,063)
                                                                            -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                                             (2,111)               (3,497)
        Partnership equity distributions                                             (17,500)               (1,973)
        Payment of preferred return to partners                                       (6,372)               (1,798)
        (Payments on) proceeds from long-term debt and partners' equity              (28,457)               79,788
        Partner equity contributions                                                   1,813
        Other                                                                                                  (60)
                                                                            -----------------     -----------------
           Net cash (used in) provided by financing activities                       (52,627)               72,560
                                                                            -----------------     -----------------
Net (decrease) increase in cash and cash equivalents                                 (11,350)                3,798
Cash and cash equivalents, beginning of period                                        41,257                 9,216
                                                                            -----------------     -----------------
Cash and cash equivalents, end of period                                    $         29,907      $         13,014
                                                                            -----------------     -----------------
                                                                            -----------------     -----------------


     See accompanying notes to condensed consolidated financial statements.

                            INDIANA GAMING COMPANY, L.P.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION

     Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, provides riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners. Net income
(loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

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

     Included in other long term obligations at September 30, 1998 is $2,833 representing the remaining grants and infrastructure payments due by the Partnership under the terms of the Riverboat Gaming Development Agreement with the City of Lawrenceburg ("Development Agreement"). Total remaining payments are due $833 in 1998 and $2,000 in 1999.

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

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company owns and operates the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Belle of Baton Rouge in Baton Rouge, Louisiana; and the Belle of Sioux City in Sioux City, Iowa. In addition, the Company, through its 57.5% equity interest in Indiana Gaming Company, L.P., opened a temporary casino in Lawrenceburg, Indiana on December 10, 1996, and opened the permanent pavilion on December 10, 1997.

     The Company's results of operations for the nine and three months ended September 30, 1998 were favorably impacted by improved performance at Lawrenceburg due to the opening of the permanent pavilion in December of 1997, and by improved performance in Alton, Riverside and Sioux City due to focused marketing efforts and operating efficiencies. The Company's results of operations were adversely affected by a market decline in Baton Rouge due to increased competition from other gaming opportunities in nearby locations. Under the terms of the development agreement with the City of Baton Rouge the Company is required to pay a head tax of $2.50 per passenger until such time as the Company commences construction on a hotel near the Company's facility. Once construction commences on the hotel the head tax ceases and the Company would save approximately $3.5 million annually. The Company is in negotiations with several developers pertaining to the construction of a hotel. While the Company believes it will structure an agreement for the development of the hotel, no assurances can be given as to the timing of the development of a hotel or as to the required financial commitment of the Company with respect to the development of a hotel.

     The Company's ability to recover the carrying amount of the long-lived assets of its Baton Rouge operation is dependent on several things including achieving anticipated operating results, the competitive environment, and the hotel development, which would eliminate the $2.50 incremental head tax. If the Company is unable to develop the hotel or if the Company's operating results do not improve through cost efficiencies or following the elimination of video poker at competing outlets, management's evaluation of recoverability could change and the Company could take a charge amounting to a substantial portion of its $115 million Baton Rouge investment.

     The Company has not recorded any federal tax expense on its 1998 net income nor any federal tax benefit on its 1997 net loss, as the Company is in an operating loss carryforward position at September 30, 1998.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                                                NINE MONTHS ENDED                                   THREE MONTHS ENDED
                                      ---------------------------------------            ---------------------------------------
                                        SEPTEMBER 30,         SEPTEMBER 30,                SEPTEMBER 30,         SEPTEMBER 30,
                                             1998                  1997                         1998                  1997
                                      -----------------     -----------------            -----------------     -----------------
                                         (UNAUDITED)           (UNAUDITED)                  (UNAUDITED)            (UNAUDITED)

CASINO REVENUES
     Alton                            $         51,540      $         46,905             $         17,223      $         14,850
     Riverside                                  53,067                46,412                       17,712                14,745
     Baton Rouge                                35,812                37,856                       11,527                11,660
     Sioux City                                 16,683                15,389                        5,832                 5,141
     Lawrenceburg                              192,101                87,775                       72,036                30,357
                                      -----------------     -----------------            -----------------     -----------------
          Total                       $        349,203      $        234,337             $        124,330      $         76,753
                                      -----------------     -----------------            -----------------     -----------------
                                      -----------------     -----------------            -----------------     -----------------

NET REVENUES
     Alton                            $         54,794      $         50,995             $         18,346      $         16,310
     Riverside                                  56,763                49,939                       18,903                15,764
     Baton Rouge                                37,585                40,041                       12,042                12,397
     Sioux City                                 17,410                16,171                        6,104                 5,431
     Lawrenceburg                              206,881                94,086                       78,070                32,217
     Other                                         257                 1,123                           68                   232
                                      -----------------     -----------------            -----------------     -----------------
          Total                       $        373,690      $        252,355             $        133,533      $         82,351
                                      -----------------     -----------------            -----------------     -----------------
                                      -----------------     -----------------            -----------------     -----------------

INCOME (LOSS) FROM OPERATIONS(1)
     Alton                            $         10,593      $          5,817             $          3,514      $            509
     Riverside                                   3,236                 2,831                        1,861                    24
     Baton Rouge                                (2,941)               (2,676)                      (1,026)               (1,582)
     Sioux City                                  1,326                   493                          534                   143
     Lawrenceburg                               62,463                16,176                       25,401                 5,037
     Jazz                                       (4,823)               (3,122)                      (1,291)               (1,050)
     Corporate (3)                              (8,017)               (9,056)                      (2,934)               (2,532)
     Other                                      (1,099)                1,287                         (362)                  384
                                      -----------------     -----------------            -----------------     -----------------
          Total                       $         60,738      $         11,750             $         25,697      $            933
                                      -----------------     -----------------            -----------------     -----------------
                                      -----------------     -----------------            -----------------     -----------------

EBITDA(1)(2)
     Alton                            $         13,549      $          9,054             $          4,527      $          1,637
     Riverside                                   7,714                 7,293                        3,308                 1,748
     Baton Rouge                                   991                 1,502                          300                  (193)
     Sioux City                                  2,130                 1,212                          824                   386
     Lawrenceburg                               71,692                24,500                       28,711                 7,971
     Jazz                                       (2,969)               (1,355)                        (703)                 (462)
     Corporate(3)                               (7,466)               (7,211)                      (2,796)               (1,941)
     Other                                         (80)                1,986                          (22)                  616
                                      -----------------     -----------------            -----------------     -----------------
          Total                       $         85,561      $         36,981             $         34,149      $          9,762
                                      -----------------     -----------------            -----------------     -----------------
                                      -----------------     -----------------            -----------------     -----------------

                               ARGOSY GAMING COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


(1) Income from operations and EBITDA are presented before consideration of any management fee paid to the Company or intercompany rent charges in Baton Rouge, and in the case of Sioux City and Lawrenceburg, before the 30% and 42.5% minority interests, respectively.

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

(3) Excludes severance expenses of approximately $1.8 million for the nine months ended September 30, 1997.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     CASINO--Casino revenues for the nine months ended September 30, 1998 increased by $114.9 million to $349.2 million from $234.3 million for the nine months ended September 30, 1997 due primarily to a $104.3 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $192.1 million for the nine months ended September 30, 1998. The Company's other properties reported an aggregate 7.2% increase in casino revenues from $146.6 to $157.1 million. In particular, Alton casino revenues increased from $46.9 to $51.5 million, Riverside casino revenues increased from $46.4 to $53.1 million, Sioux City casino revenues increased from $15.4 to $16.7 million, offset by a decrease in Baton Rouge casino revenues from $37.9 to $35.8 million.

     Casino expenses increased to $165.3 million for the nine months ended September 30, 1998 from $120.1 million for the nine months ended September 30, 1997. This is primarily due to a $41.6 million increase in Lawrenceburg casino expenses associated with the overall increase in Lawrenceburg casino revenues.

     ADMISSIONS--Admissions revenue increased $6.4 million to $11.8 million for the nine months ended September 30, 1998 due to an increased number of customers at the Lawrenecburg casino.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased from $25.7 million to $37.3 million for the nine month period ended September 30, 1998, due to the expanded food and beverage facilities in Lawrenceburg.
Food, beverage and other net profit improved $3.0 million to $7.2 million for the nine months ended September 30, 1998, due primarily to this increase in sales. The Lawrenceburg hotel which opened in May 1998 contributed $2.5 million in cash revenues and $.5 million of operating profit.

     OTHER OPERATING EXPENSES--Other operating expenses decreased from $21.1 million to $20.2 million for the nine months ended September 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $19.9 million to $72.1 million for the nine months ended September 30, 1998, due primarily to an increase of $13.7 million at Lawrenceburg relating to expanded marketing and operating costs of the larger facility, an increase of $2.2 million at Riverside due to expanded marketing efforts and a $1.1 million charge related to a writeoff of deferred lease costs at the Catfish Town real estate project in Baton Rouge, offset by a one-time cost savings of approximately $1.2 million at Lawrenceburg.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased $.4 million to $24.8 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

     INTEREST EXPENSE--Net interest expense increased $10.4 million to $40.5 million for the nine months ended September 30, 1998. The increase in interest expense is primarily attributable to a decrease of $5.0 million in the amount of interest capitalized due to the completion of the final phase of the Lawrenceburg project in June 1998, additional loans by the partners of the Lawrenceburg casino and an equipment loan at the Indiana Partnership.

     NET INCOME (LOSS)--The Company reported net income of $1.7 million for the nine months ended September 30, 1998 as opposed to a net loss of $22.9 million for the nine months ended September 30, 1997 due primarily to the factors discussed above and approximately $1.8 million in severance expenses recognized in 1997.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     CASINO--Casino revenues for the three months ended September 30, 1998 increased to $124.3 million from $76.8 million for the three months ended September 30, 1997 due primarily to a $41.7 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $72.0 million for the three months ended September 30, 1998. The Company's other properties reported an aggregate 12.7% increase in casino revenues from $46.4 to $52.3 million. In particular, Alton casino revenues increased from $14.9 to $17.2 million, Riverside casino revenues increased from $14.7 to $17.7 million, Sioux City casino revenues increased from $5.1 to $5.8 million, offset by a decrease in Baton Rouge casino revenues from $11.7 to $11.5 million.

     Casino expenses increased to $57.9 million for the three months ended September 30, 1998 from $40.5 million for the three months ended September 30, 1997. This increase is primarily due to a $16.1 million increase in Lawrenceburg casino expenses associated with the overall increase in Lawrenceburg casino revenues.

     ADMISSIONS--Admissions revenue increased $2.7 million to $4.6 million for the three months ended September 30, 1998 due to an increase in the number of customers at the Lawrenceburg casino.

     FOOD AND BEVERAGE--Food, beverage and other revenues increased $5.2 million to $13.8 million for the three month period ended September 30, 1998, due to the increased casino revenues generated by the Lawrenceburg casino. Food, beverage and other net profit improved $2.2 million to $3.3 million for the three months ended September 30, 1998, due primarily to the increases in customers at the Lawrenceburg casino. The Lawrenceburg hotel contributed $1.8 million in cash revenues and $.4 million net profit.

     OTHER OPERATING EXPENSES--Other operating expenses decreased $.5 million to $6.8 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $6.9 million to $24.0 million for the three months ended September 30, 1998 due primarily to an increase of $4.3 million at Lawrenceburg relating to expanded marketing and operating costs of the larger facility offset by a one time cost savings of approximately $1.2 million at Lawrenceburg.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased $.3 million from $8.8 million for the three months ended September 30, 1997 to $8.5 million for the three months ended September 30, 1998.

     INTEREST EXPENSE--Net interest expense increased $3.9 million to $13.7 million for the three months ended September 30, 1998. The increase in interest expense is primarily attributable to a decrease of $2.9 million in the amount of interest capitalized due to the completion of the final phase of the Lawrenceburg project in June 1998, additional loans by the partners of the Lawrenceburg casino, and an equipment loan at the Indiana Partnership.

                               ARGOSY GAMING COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

COMPETITION

     The Company's Alton casino faces competition from four riverboat casino facilities currently operating in the St. Louis area and expects the level of competition to remain intense. The most recent casino complex to open includes two independently owned facilities, each of which operate two dockside vessels. This casino complex, which increased gaming capacity in St. Louis by approximately 50%, opened in March of 1997. The Company's Riverside casino currently faces competition from three casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. Until July 1998, there was an additional competitor in the Kansas City. The Company's Baton Rouge casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa from two land-based Native American casinos, slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.
The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market, which opened in October 1996. In addition, a riverboat casino is expected to open in November 1998 in the Louisville, Kentucky area approximately 100 miles from the Company's Lawrenceburg facility and a competing riverboat is expected to open approximately 45 miles from the Company's Lawrenceburg facility in 2000. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 1998, the Company generated cash flows from operating activities of $70.2 million compared to $29.6 million for the same period in 1997. Cash flow from operating activities increased by $49.7 million for the nine months ended September 30, 1998 over the same period in 1997 when the effect of an income tax receivable of $9.1 million for 1997 is excluded from total 1997 cash flows. This increase is attributable to the opening of the Lawrenceburg permanent pavilion in December 1997 as well as increased cash flows from the Company's Alton , Riverside, Baton Rouge and Sioux City properties.

     In the nine months ended September 30, 1998, the Company used cash flows for investing activities of $19.3 million versus $51.6 million for the nine months ended September 30, 1997. The primary use of funds in both periods was the investment in the construction of the Lawrenceburg facility. Overall capital expenditures have decreased between periods reflecting the substantial completion of the Lawrenceburg casino.

     During the nine months ended September 30, 1998, the Company used $23.0 million in cash flows for financing activities compared to generating $29.1 million of cash flows from financing activities for the same period in 1997. The uses of cash flows in 1998 were to repay loans related to the Company's Lawrenceburg casino, and for payments on installment contracts and other long-term debt offset by the net proceeds of $7.4 million from the sale of Preferred Stock and Warrants in June 1998. In 1997, the Company had net proceeds from partnership loans of $34.8 million, offset by payments on long-term debt and installment contracts of $3.9 million.

     As of September 30, 1998, the Company had approximately $87.2 million of cash, cash equivalents, and marketable securities, including approximately $29.9 million held at the Indiana Partnership. In addition, the Company had $11.0 of restricted cash, which is in a disbursement account to be used to fund the

Company's portion of the remaining Lawrenceburg construction costs and which cannot be used for any other purpose. The Company expects its remaining payments related to the Lawrenceburg casino to be approximately $6.5 million.

     The Company has outstanding $235 million of First Mortgage Notes, which were issued in June 1996 and are due June 2004. The $235 million First Mortgage Note Indenture requires the Company to make annual offers to purchase Notes at 101 % of their original issue value in an amount equal to 50% of certain distributions from Indiana Gaming L.P. when an aggregate of $20 million of these distributions are reached. The Company is expecting to reach the aggregate $20 million in the first half of 1999 and will make the required tender offer to purchase First Mortgage Notes. During the 30 day period that the tender offer is outstanding, the Company will be required to place into escrow funds equal to the amount of the tender offer. To the extent the tender offer is not accepted, the remaining funds will again be available for general corporate purposes. Additionally, the Company has outstanding $115 million of Convertible Subordinated Notes which were issued in June 1994 and are due June 2001.

     In June 1998, the Company issued $8 million of convertible preferred stock together with Warrants to purchase an additional 292,612 shares of Common Stock. The preferred shares provide for a 4% dividend per annum, payable in cash or in kind at the time of conversion or maturity at the Company's option. The convertible preferred shares mature in seven years and the Company has the right for force conversion and/or redeem the outstanding convertible preferred shares at maturity. The Warrants expire in five years. The holders of the convertible preferred shares have a cash put option if certain triggering events occur. This transaction provides for put and call options which, subject to certain restrictions and limitations, allows for up to an additional $8.0 million of Convertible Preferred Shares and Warrants to be issued.

     During an ongoing audit, the IRS has challenged the S-Corporation status of a predecessor entity of the Company. If the IRS challenge is successful, the Company currently estimates that it would require up to approximately $13.2 million (excluding penalties) to fund the potential federal and any state income tax liability.

     The Company believes that cash on hand and operating cash flows will be sufficient to fund its capital expenditures, including debt service obligations and operating requirements during the next twelve months. However, the Company's ability to meet its operating and debt service requirements is substantially dependent upon the continued success of the Lawrenceburg casino. If events develop that negatively impact its sources or uses of cash, such as a significant deterioration in the operating results of its casino properties (particularly in Lawrenceburg) or an adverse IRS ruling, the Company may be unable to meet future debt service payments without obtaining additional debt or additional equity financing or without the disposition of assets. No assurance can be given that the Company would be able to obtain such additional financing on suitable terms or sell assets on favorable terms, if required.

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

     As of September 30, 1998, the Company has incurred less than $25,000 of costs related to Year 2000 issues. The Company estimates it will incur less than $250,000 in future expenses to ensure all systems will function properly with respect to dates in the Year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.

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

     The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U. S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U. S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The defendants have re-urged the previously filed motion to dismiss. On November 17, 1997, the district court granted the motion and dismissed, with prejudice, all of the federal claims under RICO. The claims of Capitol House that arose under Louisiana state law were dismissed, without prejudice. Capitol House filed an appeal of the district court dismissal on January 9, 1998, and the matter will be appealed to the U. S. Fifth Circuit Court of Appeals on November 4, 1998.

     Additionally, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, Suit Number 418,525 on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming

Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the former shareholders of Jazz, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license which was issued to the Company. This suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have filed a Peremptory Exception of No Cause of Action, Peremption and Prescription and Exception of Lis Pendens in response to Capitol House's state court suit. A hearing on these exceptions was held June 1, 1998, before Judge McDonald. The Court granted the exception and dismissed the suit as to Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. The Court denied the exception as to Jazz and the former shareholders of Jazz. On behalf of Jazz and its former shareholders, a supervisory writ has been filed with the First Circuit Court of Appeal, State of Louisiana, seeking a dismissal of the claims. Capitol House has appealed the dismissal of the claims as to the other parties. On October 8, 1998, the Court of Appeal granted the supervisory writs of Jazz and its former shareholders and scheduled oral argument in this matter for November 10, 1998. Capitol House's appeal of the trial court's dismissal of Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam is still pending in the First Circuit. An adverse ruling in this matter could have a material adverse effect on the Company.


GAMEDEV OF SIOUX CITY, INC., F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY GAMING COMPANY AND IOWA GAMING COMPANY

     This suit was filed on June 11, 1998, in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks monetary damages and an equitable accounting based on claims of breach of fiduciary duty and negligent misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that Gamedev's claims are derivative in nature, and that Gamedev has failed to comply with the demand requirements under Iowa limited partnership law. Also, Gamedev is not entitled to an equitable accounting because it has an adequate remedy at law. Gamedev filed its resistance to the motion to dismiss and filed a first amended and substituted petition alleging additional causes of action of breaches of contracts and fraudulent misrepresentation on August 4, 1998. The trial court has instructed the parties to proceed with discovery.


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





Date:     November 6, 1998         /s/ Dale R. Black
                                   ---------------------------------------------
                                       Dale R. Black
                                       Vice President-Chief Financial Officer
                                       (Principal Accounting Officer)