Form 10-K
period 1998-12-31
ARGOSY GAMING CO
filed 1999-03-19
CIK 895385

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 17, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates was $122,201,478. The closing price of the Common Stock on March 17, 1999 as reported on the New York Stock Exchange, was $6.00.

    As of March 17, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 28,140,324.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1999 as described in the Cross Reference Sheet and a Table of Contents included herewith, is incorporated herein by reference into Parts II and III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                    PAGE REFERENCE
                                                                                                    OR REFERENCE(1)
                                                                                                   -----------------
                                                       PART I

ITEM 1.      BUSINESS............................................................................              1

ITEM 2.      PROPERTIES..........................................................................             20

ITEM 3.      LEGAL PROCEEDINGS...................................................................             21

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................             28

                                                      PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS(2)............             28

ITEM 6.      SELECTED FINANCIAL DATA.............................................................             28

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS(3).....................................................................             29

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA(4)......................................             29

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE........................................................................             98

                                                      PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(5)...............................             99

ITEM 11.     EXECUTIVE COMPENSATION(6)...........................................................             99

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(7)...................             99

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(6)...................................             99

                                                      PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................            100

------------------------

(1) Certain information is incorporated by reference, as indicated below, from the Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") and the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1999, (the "Proxy Statement").

(2) Proxy Statement section entitled "Market for Registrant's Common Equity and Related Stockholder Matters."

(3) Annual report, pages 30-37, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Annual report, pages 38-58, sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows, "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors."

(5) Proxy Statement sections entitled "Election of Directors" and "Management."

(6) Proxy Statement sections entitled "Executive Compensation" and "Certain Transactions."

(7) Proxy Statement section entitled "Record Date, Required Vote, Outstanding Shares and Holdings of Certain Stockholder--Security Ownership of Certain Beneficial Owners and Management."

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Argosy Gaming Company (the "Company") is a multi-jurisdictional owner and operator of riverboat casinos and related entertainment facilities in the midwestern and southern United States. The Company, through its subsidiaries, owns and operates riverboat casinos in Alton, Illinois, Riverside, Missouri, Baton Rouge, Louisiana, Lawrenceburg, Indiana and Sioux City, Iowa.

    Unless the context otherwise requires, "Company" and "Argosy" shall mean Argosy Gaming Company and its subsidiaries. The Company's principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002. Its telephone number is (618) 474-7500.

CURRENT OPERATIONS

    ALTON BELLE CASINO--Alton, Illinois, is located on a leased site on the Mississippi River approximately 20 miles northeast of downtown St. Louis, and consists of 22,800 gaming square feet, 700 slot machines and 32 table games for a total of approximately 920 gaming positions. The facility also includes a 37,000 square foot, three-level floating entertainment pavilion which features a sports/entertainment lounge, buffet and restaurant facilities, conference facilities and the market's only off-track betting parlor.

    ARGOSY CASINO OF GREATER KANSAS CITY--Riverside, Missouri, is located on a 55-acre owned site approximately five miles from downtown Kansas City on the Missouri River and consists of approximately 36,000 gaming square feet, 1,083 slot machines and 45 table games for a total of approximately 1,370 gaming positions. The riverboat casino is complemented by an 85,000 square foot land-based entertainment facility featuring specialty and buffet restaurants, a sports/entertainment lounge, and 14,000 square feet of banquet/conference facilities.

    BELLE OF BATON ROUGE--Baton Rouge, Louisiana, is located on a site on the Mississippi River in downtown Baton Rouge and consists of approximately 28,000 gaming square feet, 752 slot machines and 42 table games for total of approximately 1,060 gaming positions. The riverboat casino is complemented by Argosy's adjacent land-based entertainment development known as Catfish Town. The Catfish Town development includes a 50,000 square foot festival atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of leasable retail space.

    BELLE OF SIOUX CITY--Sioux City, Iowa, is located on a leased site in downtown Sioux City on the Missouri River and consists of 12,500 gaming square feet, 449 slot machines and 23 table games for a total of approximately 610 gaming positions, a bar and gift shop. The casino is complemented by adjacent barge facilities featuring buffet dining, meeting space and administrative support offices.

    ARGOSY LAWRENCEBURG CASINO--Lawrenceburg, Indiana is located approximately 15 miles west of Cincinnati, Ohio on the Ohio River. Indiana Gaming Company, L.P., a joint-venture subsidiary of the Company ("Indiana Partnership"), operates the Lawrenceburg casino. The vessel features approximately 74,300 square feet of gaming space on three levels and has approximately 2,560 gaming positions consisting of approximately 2,000 slots and 104 table games. The vessel can accommodate approximately 4,400 passengers and crew members. The facility also includes a 300 room hotel, which opened in May 1998, and a 120,000 square foot land-based entertainment pavilion and support facility featuring a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge, and a 1,750 space parking garage.

    The Lawrenceburg casino opened December 10, 1996 and, through September 30, 1997, was operated from a temporary site utilizing a leased vessel with approximately 20,500 square feet of gaming space. The vessel, which had a capacity of 1,600 passengers, featured approximately 870 slot machines and 52 table games for a total of approximately 1,275 gaming positions. In addition, the Indiana Partnership leased, from the Company, an approximately 24,000 square foot floating entertainment and support facility which featured ticketing and holding areas, a food court, two bars and a gift kiosk. Parking for the temporary facility was provided at a 1,400 space satellite lot. The Indiana Partnership provided free shuttle service for the parking lot to the temporary site. From October 1, 1997 through December 9, 1997, the Company utilized the permanent vessel at the temporary site.

    The Company is the sole general partner of, and holds a 57.5% general partnership interest in the Indiana Partnership. Conseco Entertainment L.L.C. ("Conseco"), an indirect subsidiary of Conseco, Inc., holds a 29% limited partnership interest and certain other investors hold the remaining 13.5% limited partnership interests in the Indiana Partnership. The Company manages the operations of the Lawrenceburg Casino and receives a management fee of 7.5% of EBITDA, while Conseco receives a financial advisory fee of 5% of EBITDA.

CORPORATE STRATEGY

    The Company's operating strategy has been developed with the goal to position the Company as the premier riverboat casino operator. This strategy includes capitalizing on management's significant experience and expertise in gaming industry operations and marketing, developing the Company's marketing strategies with an emphasis on direct marketing, and prudently investing in gaming and gaming-related assets for its properties.

    Argosy's corporate strategy involves the following elements:

    EXPERIENCED MANAGEMENT TEAM. Argosy's corporate management team has been assembled to lead the company's transformation into one of the premier riverboat casino operators in the United States. This team, lead by James B. Perry, has in excess of 70 years of casino industry experience mostly in the competitive locals/regional market of Atlantic City. In addition, since the third and fourth quarters of 1997 Argosy has hired several key personnel with significant casino operations experience at each of its' locations. These hirings are highlighted by three general managers who each have over 20 years experience in the gaming industry.

    EXPANDED SALES AND MARKETING EFFORTS. The Company's marketing strategy is designed to attract and reward serious gaming customers through direct marketing, promotional activities and targeted entertainment events. During 1998, the Company replaced or upgraded the player tracking systems at four of its properties. These enhancements have enabled the Company to better provide targeted rewards based upon each customer's playing habits. The Company also has refocused its entertainment events, including concerts, private parties and sporting events, to attract and reward the targeted Argosy consumer.

    OPERATIONS. The Company's operating strategy is to provide a superior customer experience to sophisticated gaming customers by offering a competitive gaming product and by emphasizing prompt, friendly customer service.

    CAPITAL IMPROVEMENTS. Argosy's management team has developed a capital strategy that emphasizes prudent capital investment to enhance the Company's operations. This strategy includes a program to systematically replace older, less competitive slot machines with newer products. In 1998, over 10% of the Company's slot machines were replaced with approximately 20% scheduled for 1999. In addition, Argosy spent approximately $2.0 million in 1998 to replace or upgrade the player tracking systems at its properties. Finally, the Company anticipates improving its physical plant, including parking, public areas, restaurants, etc., as necessary, to accommodate customers' needs and improve current operating inefficiencies.

COMPETITION

    The Company's Alton Casino faces competition from four other riverboat casino facilities currently operating in the St. Louis area and expects the level of competition to remain intense in the future. The most recent casino complex to open includes two independently owned facilities, each of which operate two dockside vessels. This casino complex, which increased gaming capacity in St. Louis by approximately 55%, opened in March of 1997. The Company's Riverside Casino currently faces competition from three casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. Until July 1998, there was an additional competitor in the Kansas City area. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby native American casino and multiple casinos throughout Louisiana. Currently, the Company faces competition in Sioux City, Iowa, from two land-based Native American casinos, slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market, which opened in October 1996. In addition, a riverboat casino opened in November 1998 in the Louisville, Kentucky area approximately 100 miles from the Company's Lawrenceburg facility and a competing riverboat is expected to open approximately 45 miles from the Company's Lawrenceburg facility in 2000. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 4,146 full-time and 585 part-time employees. Approximately 2,354 employees are represented by the Seafarers International Union of North America. The Company has collective bargaining agreements with that union which expire at various times between June 1999 and June 2003. Ten employees are represented by the International Brotherhood of Electrical Workers. In addition, approximately 73 employees are represented by the United Plant Guard Workers of America and 18 employees are represented by American Maritime Officers Union. The Company is currently negotiating collective bargaining agreements with the Seafarers International Union of North America.

    The Company has not experienced any work stoppages and believes its relations with its employees are generally satisfactory.

LAWRENCEBURG CASINO PARTNERSHIP AGREEMENT

    GENERAL

    The Indiana Partnership operates pursuant to a partnership agreement entered into among the partners as of April 11, 1994, as amended and restated as of February 21, 1996. The Indiana Gaming Company is the sole manager of the partnership pursuant to a management agreement, subject only to certain actions or major decisions which are described in the partnership agreement and require the consent of a majority in interest of the limited partners. Under the provisions of the partnership agreement and the management agreement, the Company manages the operation of the Lawrenceburg Casino project and receives a management fee of 7.5% of EBITDA (as defined in the partnership agreement) and Conseco receives a financial advisory fee of 5% of EBITDA.

    PARTNER DISTRIBUTIONS

    The Lawrenceburg casino partnership agreement sets forth the manner in which cash flow of the Indiana Partnership is distributed. Pursuant to the agreement, principal on capital loans is repaid on an eight-year amortizing schedule and cash flow (after repayment of principal of, and interest on, capital loans) is distributed by the general partner not less frequently than quarterly: (i) first, to the partners pro rata for tax payments in an amount equal to their taxable net income for such period; (ii) second, to the partners as a prepayment of principal on capital loans to be applied in the inverse order of maturity, up to 75% of the remaining cash flow; (iii) third, in payment of a preferred return of 14% on any preferred equity contributed by the partners; (iv) fourth, as a return of the preferred equity contributed by the partners; (v) fifth, as a return of common equity contributed by the partners; and (vi) sixth, to the partners in accordance with their respective percentage interests. Historically, these distributions have been made monthly. The partnership agreement provides that the net cash proceeds from a sale or refinancing are distributed by the general partner in the same order as cash flow except that the proceeds will be used to repay 100% of outstanding capital loans by the partners.

    GENERAL PARTNER REMOVAL

    The Lawrenceburg casino partnership agreement provides that the Company's wholly-owned subsidiary, The Indiana Gaming Company, can be removed as general partner of the partnership by the limited partners under certain limited circumstances, including: (i) a material breach (after notice and expiration of applicable cure periods) of certain material provisions of the partnership agreement dealing with such things as distributions to partners or the failure to obtain the required consent of the limited partners for certain major decisions; (ii) conviction of embezzlement or fraud involving the Indiana Partnership; (iii) certain bankruptcy events; (iv) reduction in the Indiana Gaming Company's partnership interest to less than 40% due to sales or dilution for failure to pay required capital; (v) a final unappealable judgment against The Indiana Gaming Company in excess of $25 million which is uninsured and remains unsatisfied, unreleased or unstayed for 180 days; (vi) certain acts constituting "gross mismanagement"; (vii) failure of The Indiana Gaming Company to fund project costs in excess of $215 million (after expiration of applicable notice and cure periods); and (viii) foreclosure by the Trustee under the Company's loan agreement on The Indiana Gaming Company's pledge of its partnership interest the Indiana Partnership. Upon removal as general partner, the general partnership interest of The Indiana Gaming Company becomes a "special limited partner" interest with rights to partner distributions but only limited voting rights on partnership matters. Also, if the reason for the removal is an event described in clause (i), (ii), (iii), (v), (vi) or (viii) above the limited partners may acquire all, but not less than all, of The Indiana Gaming Company's interest for the fair market value thereof determined by an appraisal process.

    LIMITED PARTNERS' SALE RIGHTS

    The Lawrenceburg Casino partnership agreement provides that: (i) after the third anniversary date of commencement of operations at the Lawrenceburg Casino (December 10, 1996), each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests) or (ii) after a deadlock by the parties with respect to significant items in any annual operating budget of the partnership for budget year 1999 and thereafter, any partner has a right to sell its interest to the other partners (the limited partner pursuant to clause (i) and the partner desiring to sell pursuant to clause (ii) is hereinafter referred to as a "Selling Partner" and the non-selling partners are hereinafter referred to as the "Non-Selling Partners"). The partnership agreement provides that after the Selling Partner gives notice of its intent to sell, the Selling Partner and Non-Selling Partners shall have 60 days to attempt in good faith to agree to a purchase price. If within such period of time no such agreement is reached, then the Selling Partner's interest shall be appraised pursuant to an appraisal process to determine the fair market value thereof. After the fair market value of the Selling Partner's interest is determined by the appraisal process, the Non-Selling Partners have 60 days to accept or reject such sale at that price, and if the Non-Selling Partners decline to purchase the interest of the Selling Partner at the appraisal price then the general partner is to solicit bids and sell the Partnership or all of the assets of the partnership within twelve months to the highest bidder and the partnership will be dissolved. No assurances can be given that The Indiana Gaming Company, if it is a Non-Selling Partner, will have or will be able to obtain sufficient funds to acquire any Selling Partner's interest in the circumstances provided for above and therefore the assets of the partnership would have to be sold to the highest bidder as provided above. In addition, the partnership agreement provides all partners with a right of first refusal on transfers of partnership interests. A foreclosure by the Trustee on the Company's pledge of its partnership interest shall be deemed a transfer giving rise to the right of first refusal.

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

    An owner's license is issued for an initial period of three years (with a fee of $25,000 for the first year and $5,000 for each of the following two years) and must be renewed annually thereafter (with a fee of $5,000 for each year). The Company's Illinois gaming license is subject to renewal in October, 1999. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

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

    Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Gaming Board for changes in: (i) key personnel, including officers, directors, managing agents, or holders of a 5% or greater ownership interest in the business entity; (ii) its organizational form;
(iii) the equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) sources of funds; (vi) the applicant's economic development plan; (vii) riverboat capacity or significant design changes; (viii) the number of gaming positions; (ix) anticipated economic impact; or (x) oral or written agreements relating to the acquisition or disposition of property of a value greater than $1 million. A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following: (i) working capital requirements, (ii) debt service requirements, (iii) requirements for repairs and maintenance and (iv) capital expenditure requirements.

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

    The Riverboat Act imposes a graduated wagering tax based on annual adjusted gross receipts ("AGR") from gambling games at a rate of 15% on AGR up to $25 million; 20% on AGR between $25 million and $50 million; 25% on AGR between $50 million and $75 million; 30% on AGR between $75 million and $100 million; and 35% on AGR in excess of $100 million. The tax imposed is to be paid by the licensed owner by wire transfer to the Illinois Gaming Board on the day after the day when the wagers were made. The Riverboat Act also requires that licensees pay a $2.00 admission tax for each person admitted to a gaming cruise. In addition, all use, occupancy and excise taxes that apply to food and beverages and all taxes imposed on the sale or use of tangible property apply to sales aboard riverboats. The Company also pays $0.25 admission tax to the City of Alton for each person admitted to the Alton Belle Casino.

    The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming as it may deem necessary and proper and into alleged violations of the Riverboat Act. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to riverboat gaming operations at all times.

    A holder of any license is subject to the imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Gaming Board may revoke or suspend licenses, as the Illinois Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

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

    The Indiana Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Indiana Gaming Commission. The Indiana Gaming Commission is authorized to issue 11 owner's licenses statewide. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. A licensee may own no more than a 10% interest in any other owner's license under the Indiana Riverboat Act.

    The Indiana Riverboat Act restricts the granting of the 11 owner's licenses by location. The 11 licenses must be awarded as follow: (i) two licenses for riverboats operating from Gary; (ii) one license for a riverboat operating in Hammond; (iii) one license for a riverboat operating in East Chicago; (iv) one license for a riverboat operating in any city located in LaPorte, Porter or Lake counties, not including the above-named cities; (v) five licenses for riverboats that operate upon the Ohio River from counties contiguous thereto and with no more than one operating in any county; and (vi) one license for a riverboat operating in Patoka Lake from either DuBois, Crawford or Orange Counties.

    Each owner's license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner's license pursuant to the Indiana Riverboat Act and the rules and regulations adopted thereunder. The Indiana Partnership's license is up for renewal in 2001. The Company's Indiana gaming license is subject to renewal in 2001. A licensed owner undergoes a complete investigation every three years. A licensed owner may apply for and may hold other licenses that are necessary for the operation of a riverboat, including licenses to sell alcoholic beverages, a license to prepare and serve food and any other necessary license. Furthermore, the Indiana Riverboat Act requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales on a riverboat.

    Applicants for licensure must submit comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every shareholder or participant of the applicant and provide specific information with respect to certain shareholders holding significant interests (5% or greater) in the applicant. The Indiana Gaming Commission has the authority to request specific information on any shareholder.

    A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against an owner's riverboat gaming license. An ownership interest in an owner's riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Riverboat Act.

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

    Riverboats operating in Indiana must (i) have a valid certificate of inspection from the U.S. Coast Guard to carry at least 500 passengers; and (ii) be at least 150 feet long. Any riverboat that operates on the Ohio River must replicate, as nearly as possible, historic Indiana steamboat passenger vessels of the nineteenth century. Riverboats operating in Lake Michigan or Patoka Lake need not meet this requirement.

    Gaming sessions are generally required to be at least two hours and are limited to a maximum duration of four hours. No gaming may be conducted while the boat is docked, except (i) for 30-minute time periods at the beginning and end of each cruise while the passengers are embarking and disembarking (total gaming time is limited to four hours, however, including the pre- and post-docking periods); and (ii) when weather or water conditions prevent the boat from cruising. The Indiana Gaming Commission may grant extended cruise hours at its discretion. If the master of the riverboat reasonably determines and certifies in writing that specific weather conditions or water conditions present a danger to the riverboat and the riverboat's passengers and crew, the riverboat may remain docked and gaming may take place until (i) the master determines that the conditions have sufficiently diminished for the riverboat to safely proceed; or (ii) the duration of the authorized excursion has expired.

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

    A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods and services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission. A riverboat owner licensee or an affiliate may not enter into a debt transaction of $1.0 million or more without prior approval of the Indiana Gaming Commission. The Indiana Gaming Commission has a rule requiring the reporting of certain currency transactions, which is similar to that required by Federal authorities. See "--Other Applicable Non-Gaming Regulations."

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

    The Indiana Riverboat Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee or by an officer of a person that holds at least a 1% interest in the licensee. The Indiana Gaming Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license or officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

    The Indiana Gaming Commission adopted a rule which prohibits a distribution by a riverboat licensee to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has adopted a rule which requires riverboat licensees to maintain, on a quarterly basis, a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana or cash equivalents not committed or obligated.

    The Governor of Indiana has appointed a Gaming Impact Study Commission chaired by the Attorney General to review the impact of all forms of gaming in Indiana and to issue its final report by December 31, 1999.

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

    A gaming license will be issued for not more than three years and is subject to annual renewals thereafter. The Company's Iowa gaming license is subject to renewal in March 1999 and yearly thereafter. The Iowa Commission has broad discretion with regard to such renewals. The annual license fee to operate an excursion gambling boat shall be based on the passenger carrying capacity, including crew, for which the excursion gambling boat is registered. The annual fee shall be five dollars per person capacity. Licenses issued by the Iowa Commission may not be transferred to another person or entity. The Company must submit detailed financial and operating reports to the Iowa Commission.

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

    The legislation imposes a graduated tax based on annual adjusted gross receipts at a rate of 5% on the first $1 million, 10% on the next $2 million and 20% on any amount over $3 million. The tax is to be paid by the licensee within 10 days after the close of business of the day when the wagers were made. The legislation also permits the Iowa Commission to impose an admission fee for each person embarking on an excursion vessel, and the city or county in which gaming is conducted is permitted to impose an admission fee of not greater than 50 cents.

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

    The laws and regulations of Louisiana seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the Board; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through fees; and (vi) ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities. Initial licenses to conduct riverboat gaming expire five years from the date the license was granted. The Company's Louisiana gaming license is subject to renewal in July 1999.

    The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following:
(i) in parishes bordering the Red River, gaming may be conducted dockside; however, in all other authorized locations, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist; (ii) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated river or waterway; (vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

    No person may receive any percentage of the profits from the Company's operations in Louisiana without first being found suitable. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the Louisiana Gaming Control Board. In issuing a license, the Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Gaming Control Board will not grant any licenses unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license; (iv) the applicant designates the docking facilities to be used by the riverboat; (v) the applicant shows adequate financial ability to construct and maintain a riverboat; (vi) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and (vii) the applicant is of good moral character.

    The Louisiana Gaming Control Board may not award a license to any applicant who fails to provide information and documentation to reveal any fact material to qualifications or who supplies information which is untrue or misleading as to a material fact pertaining to the qualification criteria; who has been convicted of or pled nolo contendere to an offense punishable by imprisonment of more than one year; who is currently being prosecuted for or regarding whom charges are pending in any jurisdiction of an offense punishable by more than one year imprisonment; if any holder of 5% or more in the profits and losses of the applicant has been convicted or pled guilty or nolo contendere to an offense which at the time of conviction is punishable as a felony.

    The transfer of a license or permit or an interest in a license or permit is prohibited. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represents 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license must disclose these restrictions. Section 2501 of the regulations enacted by the Louisiana State Police Riverboat Gaming Division pursuant to the Louisiana Act (the "Regulations") requires prior written approval of the Board of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than in a corporation) or economic interest of five percent (5%) or more in any licensee.

    Section 2523 of the Regulations requires notification to and prior approval from the Board of the (i) application for, receipt, acceptance or modification of a loan, or the (ii) use of any cash, property, credit, loan or line of credit, or the (iii) guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf. Exceptions to prior written approval apply to any transaction for less than $2.5 million in which all of the lending institutions are federally regulated, or if the transaction involves publicly registered debt and securities sold pursuant to a firm underwriting agreement.

    The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the Board may require, under penalty of suspension or revocation of the license, that the person not (i) receive dividends or interest on securities of the corporation, (ii) exercise directly or indirectly a right conferred by securities of the corporation, (iii) receive remuneration or economic benefit from the licensee, or (iv) continue in an ownership or economic interest in the licensee.

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

    A licensee must periodically report the following information to the Board, which is not confidential and is to be available for public inspection: the licensee's net gaming proceeds from all authorized games; the amount of tax paid on net gaming proceeds; and all quarterly and annual financial statements presenting historical data that are submitted to the Board, including annual financial statements that have been audited by an independent certified public accountant.

    The Board has adopted rules governing the method for approval of the area of operations and the rules and odds of authorized games and devices permitted, and prescribing grounds and procedures for the revocation, limitation or suspension of licenses and permits.

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

    Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. If a company is granted a gaming license in Missouri, such company, any subsidiaries it may form and its officers, directors, significant shareholders and employees will be subject to regulations. The initial license and first subsequent license renewal of an excursion gambling boat operator shall be for a period of one year. Thereafter, license renewal periods shall be two years. The company's gaming license will be subject to renewal in June 2000. However, the Missouri Gaming Commission may reopen license hearings at any time. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. In addition to the information required of the applicant, directors, officers and other key persons must submit Personal Disclosure Forms which include detailed personal financial information and are subject to thorough investigations. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission. Operators' licenses are issued through application to the Missouri Gaming Commission, which requires, among other things, (a) investigations into an applicant's character, financial responsibility and experience qualifications and (b) that applicants furnish (i) an affirmative action plan for the hiring and training of minorities and women and (ii) an economic development or impact report. License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter.

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

    The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer per excursion that licensees must pay to the Missouri Gaming Commission, a minimum payout requirement of 80% for slot machines, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit to the Commission on a quarterly basis an audit of compliance and of the financial transactions and condition of the licensee's total operations for the calendar quarter and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion. Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's riverboat history to the extent practicable and include certain non-gaming amenities. With respect to the availability of dockside gaming, which may be more profitable than cruise gaming, the Missouri Gaming Commission is empowered to determine on a site by site basis where such gaming is in the best interest of Missouri and the safety of the public and shall be permitted. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis. The Company began dockside operations in August 1995. Dockside gaming in Missouri may differ from dockside gaming in other states, such as Mississippi, because the Missouri Gaming Commission has the ability to require "simulated cruising." This requirement permits customers to board dockside riverboats only at specific times and prohibits boarding during a certain portion of each simulated cruise, which are required to be a minimum of two hours and a maximum of four hours. Dockside gaming in Missouri may not be as profitable as dockside gaming in other states, that allow for continuous customer ingress and egress.

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

    On November 3, 1998, the citizens of the State of Missouri approved a Constitutional amendment which was proposed by initiative petition, that retroactively legalized lotteries, gift enterprises and games of chance aboard excursion gambling boats and floating facilities located within artificial spaces containing water that are within 1,000 feet of the closest edge of the main channel of the Mississippi or Missouri Rivers. This amendment to the Constitution was certified on November 23, 1998.

LEGISLATIVE AND REGULATORY CONSIDERATIONS IN CERTAIN ADJACENT JURISDICTIONS

    KANSAS. Casino gaming is currently illegal in Kansas as a constitutionally prohibited form of lottery. A bill currently in the legislature, which would permit slot machines under lottery regulations at racetracks, requires a simple majority in the Kansas House and Senate, as well as a majority vote in the racetrack's county. Kansas legislature is in session through March, and veto would extend through mid-April.

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

    All vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. These requirements set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessel. Loss of the Certificate of Seaworthiness of a vessel would preclude its use as a riverboat. Every five years, vessels must be dry docked for an inspection of the outside of the hull resulting in a loss of service for a period of time. The U.
S. Coast Guard has developed a pilot program which would utilize underwater equipment to complete a hull inspection while the vessel remains in service. This procedure was utilized to inspect the Alton Gaming Company riverboat casino in February 1998. If the procedure is ever disapproved by the U. S. Coast Guard, the Company would be required to remove a riverboat from service and seek to lease another riverboat casino or discontinue operations for the inspection period.

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

UNCERTAIN EFFECT OF NATIONAL GAMBLING IMPACT STUDY COMMISSION

    A National Gambling Impact Study Commission has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. The National Commission is required to issue a report containing its findings and conclusions, together with recommendations for legislation and administrative actions, within two years after its first meeting, which occurred on June 20, 1997. Any recommendations which may be made by the National Commission could result in the enactment of new laws and/or the adoption of new regulations which could adversely impact the gaming industry in general. We are unable at this time to determine what recommendations, if any, the National Commission will make, or the ultimate disposition of any recommendations the National Commission may make.

INSURANCE

    The Company carries property and casualty insurance on its land-based assets and its vessels generally in the amount of their replacement costs with a nominal deductible with respect to its land-based assets and a deductible equal to 2% of the replacement value of the vessels. The Company's land-based assets are not currently covered by flood insurance. The Company's general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million as an annual aggregate with a $50,000 deductible. Its general liability insurance with respect to its marine operations has a $100,000 per occurrence deductible with per occurrence coverage up to a $75 million limit. With respect to worker's compensation the Company has a $250,000 per occurrence deductible with a $1 million per occurrence limit. The Company does not have business interruption insurance.

ITEM 2.  PROPERTIES

    The following is a list of the Company's principal properties as of December 31, 1998. Substantially all of the properties of the Company are subject to the lien of the Company's senior lenders under its $235 million First Mortgage Note Indenture dated June 5, 1996.

                                   INTEREST                    FUNCTION(1)                      LEASE EXPIRATION
                                   ---------  ----------------------------------------------  --------------------
ALTON, ILLINOIS
Office Building..................  Leased     Executive Offices                                   August 1999
Real Property....................  Leased     Landing Rights                                     April 2001(4)
Alton Belle II...................  Owned      Riverboat Casino
Office Building..................  Owned      Offices
Support Barges...................  Owned      Landing, Ticketing and Office facilities

RIVERSIDE, MISSOURI
Real Property....................  Leased     Landing Rights                                    December 1999(4)
Real Property....................  Owned      Permanent Landing Site
Argosy IV........................  Owned      Riverboat Casino

BATON ROUGE, LOUISIANA
Real Property....................  Owned      Vessel Access
Argosy III.......................  Owned      Riverboat Casino
Support Barge....................  Owned      Staging Barge

LAWRENCEBURG, INDIANA(2)
Real Property....................  Owned      Permanent Landing Site
Argosy VI........................  Owned      Riverboat Casino
Docking Site.....................  Leased     Vessel Dock                                       December 2002(4)

SIOUX CITY, IOWA
Argosy V.........................  Owned      Riverboat Casino
Support Barge....................  Owned      Staging Barge
Real Property....................  Leased     Landing Rights                                       June 2002

OTHER(3)
Spirit of America................  Owned      Staging Vessel
Argosy I.........................  Owned      Riverboat Casino

------------------------

(1) A significant portion of the Company's land-based assets are not covered by flood insurance for any loss or damage that may result from flooding, and the Company does not currently have any business interruption insurance.

(2) Owned by a partnership pursuant to which the Company, through a wholly-owned subsidiary, has a 57.5% partnership interest and serves as general partner.

(3) Currently not in service.

(4) Renewal options available.

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

    The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U. S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U. S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The defendants have re-urged the previously filed motion to dismiss. On November 17, 1997, the district court granted the motion and dismissed, with prejudice, all of the federal claims under RICO. The claims of Capitol House that arose under Louisiana state law were dismissed, without prejudice. Capitol House filed an appeal of the district court dismissal on January 9, 1998, with the U.S. Fifth Circuit Court of Appeals. On November 4, 1998, the Fifth Circuit affirmed the district court's dismissal of Capital House's RICO claims. This matter is now concluded in federal court.

    Additionally, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, Suit Number 418,525 on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the former shareholders of Jazz, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license which was issued to the Company. This suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have filed a Peremptory Exception of No Cause of Action, Peremption and Prescription and Exception of Lis Pendens in response to Capitol House's state court suit. A hearing on these exceptions was held June 1, 1998, before Judge McDonald. The Court granted the exception and dismissed the suit as to Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. The Court denied the exception as to Jazz and the former shareholders of Jazz. On behalf of Jazz and its former shareholders, a supervisory writ has been filed with the First Circuit Court of Appeal, State of Louisiana, seeking a dismissal of the claims. Capitol House has appealed the dismissal of the claims as to the other parties. On December 10, 1998, the Court of Appeal granted a hearing and then denied the supervisory writs of Jazz and the Former Jazz Shareholders and affirmed the ruling of the trial court. Jazz and the Former Jazz Shareholders have filed a Motion for Rehearing before the Court of Appeal. Capitol House's appeal of the trial court's dismissal of Argosy Gaming Company, Argosy of Louisiana, Inc., and Catfish Queen Partnership in Commendam is still pending in the First Circuit. If the Court of Appeal should deny Jazz and the Former Jazz Shareholders' Motion for Rehearing, this suit will then proceed in the trial court and Jazz will assert its additional defenses before the trial court. An adverse ruling in this matter could have a material adverse effect on the Company.

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

    Since April 1, 1998, the Company has been served with two additional document subpoenas from the Marion County, Indiana Grand Jury relating to (i) John Frick & Associates and its principal James A. Perucker and (ii) the Indiana Gaming Association and its Executive Director John Barnett. The Company has from time to time retained Mr. Perucker and his firm to act as its lobbyist in the State of Indiana. The Company is, and has been for years, a member of the Indiana Gaming Association, an industry trade association which also conducts lobbying activities in the State of Indiana. Since May 1, 1998, the Partnership also received a similar document subpoena relating to the Indiana Gaming Association and its Executive Director John Barnett. The Company is working with its special independent counsel to comply with the most recent document subpoenas. There can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.

MATTERS CONCERNING H. STEVEN NORTON

    In September, 1993, H. Steven Norton, who was then the President of the Company, and is now no longer employed by the Company, filed a cause of action against John T. Connors, formerly a significant shareholder of the Company and a former officer, director and shareholder of J. Connors Group Inc., a predecessor entity of the Company ("JCG"), seeking $50 million in damages. Mr. Norton alleged that Mr. Connors failed to fulfill his promise made in the summer of 1991 to establish a partnership with Mr. Norton in which each would have an equal 50% interest in JCG, which had a 25% partnership interest in the Company's predecessor entity that owned the Alton Belle casino. As a result of the reorganization effected immediately prior to its initial public offering, the Company succeeded to all the rights, properties and assets, and assumed all the liabilities, of all of its predecessor entities, including JCG. Subsequent to the filing of the lawsuit, Mr. Connors advised the Company that his dealings with Mr. Norton, which are the subject of the litigation, were in his capacity as an officer of JCG, and that the Company should assume the defense and reimburse Mr. Connors for his legal fees, and that any liability resulting from the litigation was assumed by the Company as a result of the Company's reorganization. The Company responded to Mr. Connors that it believed that his actions and dealings with Mr. Norton were solely in his individual capacity as a shareholder of JCG, and the Company declined to assume the defense or reimburse him for previously incurred legal fees, and the Company denied that it has any liability with respect to such matter. If, however, JCG were to have been found liable to Mr. Norton as a result of the actions of Mr. Connors, then the Company could under certain circumstances be liable to Mr. Norton for any damages awarded against JCG.

    In April 1995, Mssrs. Norton and Connors agreed to voluntarily dismiss the lawsuit without prejudice. However, on May 22, 1996, Mr. Norton refiled the suit against Mr. Connors and is again seeking $50 million in damages.

    On May 21, 1998, Mr. Connors filed a third party complaint directed against the Company. In the complaint, Connors alleges the Company purchased JCG's assets and liabilities and that to the extent Mr. Connors is held liable, the Company must indemnify Mr. Connors for the amount of any judgment obtained by Mr. Norton together with other unnamed damages. The Company has filed a motion to dismiss the third party complaint of Mr. Connors. That motion is still pending.

    Mr. Norton's employment with the Company terminated on February 27, 1998. Mr. Norton has asserted a claim that the Company owes Mr. Norton compensation as a result of the fact that his interest in the Lawrenceburg partnership has been diluted from a direct 10% interest in the partnership to a 25% interest in Centaur, Inc. which effectively means Mr. Norton has a 2.4% interest in the partnership. The Company denies that it has any obligation to Mr. Norton in respect of his interest in the Lawrenceburg partnership. Mr. Norton has threatened to file a cause of action against the Company if no settlement can be reached. The Company is evaluating whether it desires to enter into settlement discussions with Mr. Norton. There can be no assurance that these lawsuits will not lead to events having a material adverse effect on the Company.

GAMEDEV OF SIOUX CITY, INC., F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY
  GAMING COMPANY AND IOWA GAMING COMPANY

    This suit was filed on June 11, 1998, in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks monetary damages and an equitable accounting based on claims of breach of fiduciary duty and negligent misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that Gamedev's claims are derivative in nature, and that Gamedev has failed to comply with the demand requirements under Iowa limited partnership law. Also, Gamedev is not entitled to an equitable accounting because it has an adequate remedy at law. In response, on August 4, 1998, plaintiff filed a First Amended and Substituted Petition and added claims for fraudulent misrepresentation, breach of the partnership agreement, and breach of the management agreement. Defendants filed a motion to dismiss based on substantially similar grounds and requested a more specific statement on the claims for breach of contract. On September 25, 1998, the court denied the motion to dismiss and granted the request for a more specific statement. Plaintiff subsequently filed a Second Amended Petition on October 14, 1998. The court scheduled November 2, 1999 for the trial date. The discovery cutoff deadline for the parties is October 1, 1999. Plaintiff must designate its experts by June 25, 1999, and defendants must designate their experts by August 27, 1999. Dispositive motions shall be filed per statute, and a settlement conference, if required, is set for October 27, 1999. The parties have exchanged written discovery and are presently responding to them. Depositions will be scheduled in the future. There can be no assurance that the lawsuit will not lead to events having a material adverse effect on the Company.

CONSERVANCY DISTRICT LEASE LITIGATION IN DEARBORN COUNTY, INDIANA

    On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to the Company's affiliate Indiana Gaming and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming has been awarded a riverboat owner's license by the Commission. Defendants are the District and its individual directors. In 1998, Indiana Gaming was permitted to intervene and is now contesting the action. The District and its directors have advised that they are contesting the action and intend to continue to do so. An adverse ruling in this matter could have a material adverse effect on the Company.

PENDING INTERNAL REVENUE SERVICE AUDIT

    On November 1, 1994, the Company received a Notice of the beginning of an Administrative Proceeding from the Internal Revenue Service ("IRS") for the 1992 and 1993 tax years of Metro Entertainment & Tourism, Inc. ("Metro"). Metro was merged with and into the Company immediately prior to its initial public offering in February 1993. Metro along with J. Connors Group, Inc. ("Connors") were the partners of Alton Riverboat Gambling Partnership ("ARGP") which until the Company's initial public offering owned and operated the Alton, Illinois riverboat casino. The IRS has proposed certain adjustments with respect to the Company in a 30-day letter and has also proposed adjustments with respect to certain positions and deductions taken by Metro and ARGP in 60-day letters. The principal issues raised by the IRS in the Metro 60-day letter involve the status of Metro as an S Corporation and the deductibility of the $8.5 million accommodation fee paid to William McEnery in 1992 and 1993. The Company has filed a protest to both the 30-day letter and 60-day letters and intends to vigorously contest these proposed adjustments. The total Federal tax liability asserted by the IRS against the Company resulting from these proposed adjustments is approximately $11.3 million including interest through December 31, 1998 but excluding penalties, if any. The required payment by the Company resulting from an adverse ruling of this matter could have a material effect on the Company's results of operations, financial condition and cash flows.

GAMING INDUSTRY CLASS ACTIONS

    The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suites seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. V. CAESARS WORLD, INC., ET AL. On February 13, 1997 the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second consolidated amended complaint. The parties have fully briefed the Plaintiff's motion for class certification and are awaiting a decision from the court. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

STEVEN B. SMALL CASE

    A class action lawsuit was filed by plaintiff Stephen B. Small, et al., as class representative, on November 28, 1997, in the United States District Court for the Western District of Missouri, naming four gaming operators in Kansas City, Missouri, including The Missouri Gaming Company. The lawsuit alleged that the defendants are conducting gaming operations that are not located on the Missouri River in violation of certain state and federal statutes. The Missouri Gaming Company was granted a motion to dismiss the lawsuit. On October 30, 1998, the plaintiff filed a similar lawsuit in the Circuit Court of Cole County, Missouri. The plaintiff is seeking a declaratory judgment that the operators are conducting illegal games of chance, as well as compensatory, special, consequential, and incidental damages in unspecified amounts. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Stockholders was held on December 4, 1998. At the meeting, stockholders voted on a proposal to approve the issuance of common stock in order to comply with provisions of a Securities Purchase Agreement and Rule 312 of the New York Stock Exchange.

   VOTES        VOTES      WITHHELD/
    FOR        AGAINST      ABSTAIN
------------  ----------  -----------
10,960,656..   4,226,278      38,859

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference from Proxy Statement, page 18, section entitled Market for Registrants Common Equity and Related Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                       -------------  -------------  -------------  -------------  -------------
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net revenues.......................  $     506,668  $     344,083  $     244,817  $     252,691  $     153,045
  Income (loss) from operations......         87,811          6,530        (10,751)        27,662         22,994
  Net income (loss)..................          5,741        (40,213)       (24,839)         6,953          9,635
  Diluted net income (loss)..........           0.23          (1.65)         (1.02)          0.29           0.40
    Weighted average diluted common
      shares outstanding.............     24,604,485     24,333,333     24,333,333     24,333,333      2,433,333
                                       -------------  -------------  -------------  -------------  -------------
PRO FORMA NET INCOME DATA
  (UNAUDITED):(1)
  Pro forma net income (loss)........                                                       5,712          5,393
  Diluted pro forma net income per
    share............................                                                        0.23           0.22
  Pro forma, diluted shares
    outstanding......................                                                  24,333,333     24,333,333
                                       -------------  -------------  -------------  -------------  -------------
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total assets.......................        562,752        559,856        530,528        309,882        232,831
  Long-term debt, including current
    maturities.......................        424,000        449,790        380,208        169,702        115,431
  Total stockholders' equity.........         40,863         32,663         72,701         97,540         90,587
                                       -------------  -------------  -------------  -------------  -------------

------------------------

(1) Pro forma net income per share for the years ended December 31, 1995 and 1994, reflects the Company's June 7, 1995, acquisition of Jazz Enterprises, Inc. as if the acquisition had occurred on January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from the Annual Report, pages 30-37 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Argosy Gaming Company are included in this report:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY

    Incorporated by reference from the Annual Report, pages 38-58, sections entitled "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors".

FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE
  NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
  Report of Independent Auditors.......................................................         31
  Balance Sheets.......................................................................         32
  Statements of Income.................................................................         33
  Statements of Stockholder's Equity...................................................         34
  Statements of Cash Flows.............................................................         35
  Notes to Financial Statements........................................................         36

FINANCIAL STATEMENTS OF THE MISSOURI GAMING COMPANY
  Report of Independent Auditors.......................................................         40
  Balance Sheets.......................................................................         41
  Statements of Operations.............................................................         42
  Statements of Stockholder's Equity...................................................         43
  Statements of Cash Flows.............................................................         44
  Notes to Financial Statements........................................................         45

CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
  Report of Independent Auditors.......................................................         49
  Consolidated Balance Sheets..........................................................         50
  Consolidated Statements of Operations................................................         51
  Consolidated Statements of Stockholder's Deficit.....................................         52
  Consolidated Statements of Cash Flows................................................         53
  Notes to Consolidated Financial Statements...........................................         54

FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
  Report of Independent Auditors.......................................................         59
  Balance Sheets.......................................................................         60
  Statements of Operations.............................................................         61
  Statements of Partners' Equity.......................................................         62
  Statements of Cash Flows.............................................................         63
  Notes to Financial Statements........................................................         64

FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
  Report of Independent Auditors.......................................................         68
  Balance Sheets.......................................................................         69
  Statements of Operations.............................................................         70
  Statements of Stockholder's Deficit..................................................         71
  Statements of Cash Flows.............................................................         72
  Notes to Financial Statements........................................................         73

CONSOLIDATED FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
  Report of Independent Auditors.......................................................         77
  Consolidated Balance Sheets..........................................................         78
  Consolidated Statements of Operations................................................         79
  Consolidated Statements of Stockholder's Equity......................................         80
  Consolidated Statements of Cash Flows................................................         81
  Notes to Consolidated Financial Statements...........................................         82

FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
  Report of Independent Auditors.......................................................         88
  Balance Sheets.......................................................................         89
  Statements of Operations.............................................................         90
  Statements of Partners' Equity.......................................................         91
  Statements of Cash Flows.............................................................         92
  Notes to Financial Statements........................................................         93

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Alton Gaming Company

    We have audited the accompanying balance sheets of Alton Gaming Company as of December 31, 1998 and 1997, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alton Gaming Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
January 29, 1999

                              ALTON GAMING COMPANY

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash......................................................................................  $   4,383  $   3,807
  Accounts receivable, net of allowance for doubtful accounts of $255 and $259,
    respectively............................................................................        125        211
  Deferred income taxes.....................................................................        616        690
  Other current assets......................................................................        986        549
                                                                                              ---------  ---------
    Total current assets....................................................................      6,110      5,257
                                                                                              ---------  ---------
  Due from affiliates.......................................................................     10,046     10,405
  Net property and equipment................................................................     26,808     27,447
  Other assets..............................................................................          2          6
                                                                                              ---------  ---------
    TOTAL ASSETS............................................................................  $  42,966  $  43,115
                                                                                              ---------  ---------
                                                                                              ---------  ---------

CURRENT LIABILITIES:
  Accounts payable..........................................................................  $   1,597  $     799
  Accrued payroll and related expenses......................................................      1,515      1,221
  Slot club liability.......................................................................        727        766
  Other accrued liabilities.................................................................      1,309      1,515
  Accrued insurance.........................................................................      1,073      1,107
                                                                                              ---------  ---------
    Total current liabilities...............................................................      6,221      5,408
                                                                                              ---------  ---------

OTHER LONG-TERM OBLIGATIONS-RELATED PARTY...................................................        201        186
DEFERRED INCOME TAXES.......................................................................      3,201      3,745

STOCKHOLDER'S EQUITY:
  Common stock--$1 par value, 1,000 shares authorized, issued and outstanding...............          1          1
  Capital in excess of par..................................................................        256        256
  Retained earnings.........................................................................     33,086     33,519
                                                                                              ---------  ---------
    Total stockholder's equity..............................................................     33,343     33,776
                                                                                              ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................................................  $  42,966  $  43,115
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................................  $  67,798  $  61,877  $  72,369
  Food, beverage and other.......................................................      6,564      7,433      7,817
                                                                                   ---------  ---------  ---------
                                                                                      74,362     69,310     80,186
  Less promotional allowances....................................................     (2,298)    (2,102)    (2,253)
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................     72,064     67,208     77,933
                                                                                   ---------  ---------  ---------

COSTS AND EXPENSES:
  Casino.........................................................................     31,466     31,672     36,082
  Food, beverage and other.......................................................      5,728      7,113      7,473
  Other operating expenses.......................................................      5,398      5,623      5,706
  Selling, general and administrative............................................     11,637     10,856     12,226
  Allocation of corporate costs-related party....................................      1,869      2,247      4,193
  Depreciation and amortization..................................................      3,985      4,455      4,206
                                                                                   ---------  ---------  ---------
                                                                                      60,083     61,966     69,886
                                                                                   ---------  ---------  ---------
Income from operations...........................................................     11,981      5,242      8,047
                                                                                   ---------  ---------  ---------

OTHER INCOME (EXPENSE):
  Interest income................................................................         64         70         50
  Interest expense...............................................................        (78)       (14)       (51)
                                                                                   ---------  ---------  ---------
                                                                                         (14)        56         (1)
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................     11,967      5,298      8,046
Income tax expense...............................................................      4,748      2,002      3,198
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   7,219  $   3,296  $   4,848
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               CAPITAL IN                  TOTAL
                                                     COMMON    EXCESS OF    RETAINED   STOCKHOLDER'S
                                           SHARES     STOCK       PAR       EARNINGS       EQUITY
                                           -------   -------   ----------   --------   --------------
Balance, December 31, 1995..............    1,000    $   1     $     256    $ 34,025   $      34,282
  Net income............................                                       4,848           4,848
  Dividends.............................                                      (2,885)         (2,885)
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1996..............    1,000        1           256      35,988          36,245
  Net income............................                                       3,296           3,296
  Dividends.............................                                      (5,765)         (5,765)
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1997..............    1,000        1           256      33,519          33,776
  Net income............................                                       7,219           7,219
  Dividends.............................                                      (7,652)         (7,652)
                                                        --
                                           -------                 -----    --------         -------
Balance, December 31, 1998..............    1,000    $   1     $     256    $ 33,086   $      33,343
                                                        --
                                                        --
                                           -------                 -----    --------         -------
                                           -------                 -----    --------         -------

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................................  $   7,219  $   3,296  $   4,848
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................................      3,985      4,455      4,206
    Loss on disposal of equipment.................................................         26         90
    Deferred income taxes.........................................................       (470)       192        597
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................         86        119        138
      Other current assets........................................................       (647)       (28)       395
      Other assets................................................................                              166
      Accounts payable............................................................        798       (748)       273
      Other accrued liabilities...................................................        240         96     (1,503)
      Income taxes payable to affiliate...........................................       (225)       214     (5,570)
                                                                                    ---------  ---------  ---------
        Net cash provided by operating activities.................................     11,012      7,686      3,550
                                                                                    ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................     (3,158)    (1,686)    (1,680)
                                                                                    ---------  ---------  ---------
        Net cash used in investing activities.....................................     (3,158)    (1,686)    (1,680)
                                                                                    ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid................................................................     (7,652)    (5,765)    (2,885)
    Due from affiliate............................................................        359         (6)       692
    Increase in other long term obligations-related party.........................         15         15         13
                                                                                    ---------  ---------  ---------
        Net cash used in financing activities.....................................     (7,278)    (5,756)    (2,180)
                                                                                    ---------  ---------  ---------
    Net increase (decrease) in cash...............................................        576        244       (310)
    Cash, beginning of year.......................................................      3,807      3,563      3,873
                                                                                    ---------  ---------  ---------
    Cash, end of year.............................................................  $   4,383  $   3,807  $   3,563
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

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

    Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

                                                                5 to 30
Shore improvements............................................  years
                                                                5 to 20
Riverboat, dock and improvements..............................  years
                                                                5 to 10
Furniture, fixtures and equipment.............................  years

    IMPAIRMENT OF LONG-LIVED ASSETS--When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

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

                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Food, beverage and other...........................................  $     916  $   1,112  $   1,238

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $1,499, $2,807,and $3,225 for the years ended December 31, 1998, 1997 and 1996, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Leasehold and shore improvements......................................  $    1,936  $    1,933
Riverboat, dock and improvements......................................      30,469      30,497
Furniture, fixtures and equipment.....................................      15,089      12,209
                                                                        ----------  ----------
                                                                            47,494      44,639
Less accumulated depreciation and amortization........................     (20,686)    (17,192)
                                                                        ----------  ----------
Net property and equipment............................................  $   26,808  $   27,447
                                                                        ----------  ----------
                                                                        ----------  ----------

3.  INCOME TAXES

    Income tax expense for the years ended December 31, 1998, 1997 and 1996, consists of the following:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Current:
  Federal........................................................  $   4,570  $   1,586  $   2,273
  State..........................................................        648        224        328
                                                                   ---------  ---------  ---------
                                                                       5,218      1,810      2,601
                                                                   ---------  ---------  ---------
Deferred:
  Federal........................................................       (411)       155        526
  State..........................................................        (59)        37         71
                                                                   ---------  ---------  ---------
                                                                        (470)       192        597
                                                                   ---------  ---------  ---------
    Income tax expense...........................................  $   4,748  $   2,002  $   3,198
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The provision for income taxes for the years ended December 31, 1998, 1997 and 1996, differs from that computed at the Federal Statutory tax rate as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Federal statutory rate...........................................       34.0%      34.0%      35.0%
State income taxes, net of federal benefit.......................        4.8        4.8        4.7
Other............................................................        0.9       (1.0)
                                                                         ---        ---        ---
                                                                        39.7%      37.8%      39.7%
                                                                         ---        ---        ---
                                                                         ---        ---        ---

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

3.  INCOME TAXES (CONTINUED)
    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:

                                                                             1998       1997
                                                                           ---------  ---------
Depreciation.............................................................  $  (3,247) $  (3,791)
Start-up costs...........................................................         46         46
Other....................................................................        616        690
                                                                           ---------  ---------
Net deferred tax liability...............................................  $  (2,585) $  (3,055)
                                                                           ---------  ---------
                                                                           ---------  ---------

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid $52, $14 and $148 for interest for the years ended December 31, 1998, 1997 and 1996, respectively, and $5,390, $1,597 and $8,170 for income taxes in 1998, 1997 and 1996 to Argosy.

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

    The Company is restricted from making dividends unless approved by the Illinois Gaming Board.

    The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs, which is allocated directly to the Company by Argosy, was $1,104, $2,023 and $3,309 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Interest expense to related parties amounted to $77, $14 and $32 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

6.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

6.  EMPLOYEES BENEFIT PLAN (CONTINUED)
Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expenses recognized by the Company under the Plan were $223, $530 and $461 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1998, are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
1999..................................................................................  $     202
2000..................................................................................        170
2001..................................................................................          5
2002..................................................................................          5
2003..................................................................................          5
Thereafter............................................................................          5

    Rent expense for the years ended December 31, 1998, 1997 and 1996, was $466, $532 and $565, respectively.

    A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years, and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13,500, including interest through December 31, 1998, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Missouri Gaming Company

    We have audited the accompanying balance sheets of The Missouri Gaming Company as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Missouri Gaming Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Kansas City, Missouri
January 29, 1999

                          THE MISSOURI GAMING COMPANY

                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
CURRENT ASSETS:
  Cash....................................................................  $   3,905  $   3,629
  Accounts receivable, net of allowance for doubtful accounts of $55 and
    $25, respectively.....................................................         34        269
  Prepaid rent............................................................        960      1,041
  Other current assets....................................................        365        311
  Deferred income taxes...................................................        312        370
                                                                            ---------  ---------
    Total current assets..................................................      5,576      5,620
                                                                            ---------  ---------
NET PROPERTY AND EQUIPMENT................................................     66,819     70,878

OTHER ASSETS:
  Deposits................................................................        221        221
  Prepaid rent............................................................                   917
  Other...................................................................        913      1,060
                                                                            ---------  ---------
    Total other assets....................................................      1,134      2,198
                                                                            ---------  ---------
TOTAL ASSETS..............................................................  $  73,529  $  78,696
                                                                            ---------  ---------
                                                                            ---------  ---------
CURRENT LIABILITIES:
  Accounts payable........................................................  $   1,405  $   1,352
  Accrued payroll and related expenses....................................      1,383      1,181
  Slot club liability.....................................................        924        674
  Accrued insurance.......................................................        752        917
  Installment contracts payable...........................................        500
  Other current liabilities...............................................        855        920
                                                                            ---------  ---------
    Total current liabilities.............................................      5,819      5,044
                                                                            ---------  ---------
DUE TO AFFILIATES.........................................................     49,056     56,007
DEFERRED INCOME TAXES.....................................................      2,260      1,851

STOCKHOLDER'S EQUITY:
  Common stock-$.01 par value, 1,000 shares authorized, issued and outstanding
  Capital in excess of par................................................      5,000      5,000
  Retained earnings.......................................................     11,394     10,794
                                                                            ---------  ---------
    Total stockholder's equity............................................     16,394     15,794
                                                                            ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................................  $  73,529  $  78,696
                                                                            ---------  ---------
                                                                            ---------  ---------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................  $  71,955  $  61,750  $  82,247
  Food, beverage and other.......................................     11,163     10,050     13,048
                                                                   ---------  ---------  ---------
                                                                      83,118     71,800     95,295
  Less promotional allowances....................................     (6,157)    (5,252)    (6,822)
                                                                   ---------  ---------  ---------
  Net revenues...................................................     76,961     66,548     88,473
                                                                   ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino.........................................................     38,144     33,568     43,733
  Food, beverage and other.......................................      8,602      8,583      9,552
  Selling, general and administrative............................     14,201     11,871     13,399
  Other operating expenses.......................................      4,722      4,098      5,263
  Depreciation and amortization..................................      5,924      5,947      6,724
  Preopening.....................................................                              392
  Lease termination..............................................                            3,508
                                                                   ---------  ---------  ---------
                                                                      71,593     64,067     82,571
                                                                   ---------  ---------  ---------
Income from operations...........................................      5,368      2,481      5,902
                                                                   ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest income................................................         56        231         40
  Interest expense...............................................     (4,381)    (5,162)    (6,048)
                                                                   ---------  ---------  ---------
                                                                      (4,325)    (4,931)    (6,008)
                                                                   ---------  ---------  ---------
Income (loss) before income taxes................................      1,043     (2,450)      (106)
Income tax (expense) benefit.....................................       (443)       929         42
                                                                   ---------  ---------  ---------
Net income (loss)................................................  $     600  $  (1,521) $     (64)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     CAPITAL IN                  TOTAL
                                                                          COMMON      EXCESS OF   RETAINED   STOCKHOLDER'S
                                                             SHARES        STOCK         PAR      EARNINGS      EQUITY
                                                           -----------  -----------  -----------  ---------  -------------
Balance, December 31, 1995...............................       1,000    $            $   5,000   $  12,379   $    17,379
  Net loss...............................................                                               (64)          (64)
                                                                -----   -----------  -----------  ---------  -------------
Balance, December 31, 1996...............................       1,000                     5,000      12,315        17,315
  Net loss...............................................                                            (1,521)       (1,521)
                                                                -----   -----------  -----------  ---------  -------------
Balance, December 31, 1997...............................       1,000                     5,000      10,794        15,794
  Net income.............................................                                               600           600
                                                                -----   -----------  -----------  ---------  -------------
Balance, December 31, 1998...............................       1,000    $            $   5,000   $  11,394   $    16,394
                                                                -----   -----------  -----------  ---------  -------------
                                                                -----   -----------  -----------  ---------  -------------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................  $     600  $  (1,521) $     (64)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of fixed assets................      5,777      5,740      6,484
    Amortization of other assets.................................        147        207        240
    Deferred income taxes........................................        467        455      1,320
    Lease termination costs......................................                            1,941
    Changes in operating assets and liabilities:
      Accounts receivable........................................        235        (49)       (91)
      Other current assets.......................................       (148)        85        505
      Accounts payable...........................................         96     (2,153)       947
      Accrued liabilities........................................        316     (4,868)      (775)
      Other assets...............................................        998      1,000      1,000
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) operating activities......      8,488     (1,104)    11,507
                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................     (1,339)      (998)   (19,192)
                                                                   ---------  ---------  ---------
        Net cash used in investing activities....................     (1,339)      (998)   (19,192)
                                                                   ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on installment contracts..............................       (207)       (94)      (797)
  Due (from) to affiliate........................................     (6,666)      (185)    10,294
  (Increase) decrease in deposits................................                  (133)       200
                                                                   ---------  ---------  ---------
        Net cash (used in) provided by financing activities......     (6,873)      (412)     9,697
                                                                   ---------  ---------  ---------
  Net increase (decrease) in cash................................        276     (2,514)     2,012
  Cash, beginning of year........................................      3,629      6,143      4,131
                                                                   ---------  ---------  ---------
  Cash, end of year..............................................  $   3,905  $   3,629  $   6,143
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The Missouri Gaming Company ("Company") (a Missouri company and a wholly owned subsidiary of Argosy Gaming Company, ("Argosy")) owns and operates a riverboat casino and related facilities in Riverside, Missouri.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain amounts in 1997 and 1996 have been reclassified to conform to the 1998 presentation.

    CASH AND CASH EQUIVALENTS--The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT--Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

    IMPAIRMENT OF LONG-LIVED ASSETS--When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, food and beverage and other items which were provided to customers without charge, has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in operating costs and expenses as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Food, beverage and other.........................................  $   2,954  $   2,419  $   2,217

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $1,148, $2,548 and $3,214, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
Land and improvements...........................................................  $   14,657  $   14,658
Buildings and improvements......................................................      29,152      29,107
Riverboat, dock and improvements................................................      23,372      23,810
Furniture, fixtures and equipment...............................................      19,740      18,501
                                                                                  ----------  ----------
                                                                                      86,921      86,076
Accumulated depreciation and amortization.......................................     (20,102)    (15,198)
                                                                                  ----------  ----------
Net property and equipment......................................................  $   66,819  $   70,878
                                                                                  ----------  ----------
                                                                                  ----------  ----------

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

    Under the terms of the Agreement, the Company leases a portion of its site from the City of Riverside. The $5,000 minimum rent due for the initial five-year term of the lease was paid in advance as required by the Agreement. In addition to minimum rent, during the initial five-year lease term, percentage rent is payable at 3% of revenues, as defined, over $100 million annually. The Company has the option to extend the Agreement for three successive five-year terms. The initial term expires in November, 1999 and the Company intends to extend the agreement. In all extension periods, there will be no minimum rent and percentage rent will be payable as follows: (i) 3% on the first $50 million of revenues; (ii) 4% on revenues between $50 million and $100 million; and (iii) 5% on revenues in excess of $100 million.

    The Agreement requires the Company to maintain a net worth of $5,000 at all times, unless approved by the City of Riverside.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

4.  INCOME TAXES

    Income tax benefit (expense) for years ended December 31, 1998, 1997 and 1996, consists of the following:

                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Current:
  Federal.................................................................  $      21  $   1,240  $   1,200
  State...................................................................          3        144        162
                                                                            ---------  ---------  ---------
                                                                                   24      1,384      1,362
                                                                            ---------  ---------  ---------
Deferred:
  Federal.................................................................       (417)      (417)    (1,162)
  State...................................................................        (50)       (38)      (158)
                                                                            ---------  ---------  ---------
                                                                                 (467)      (455)    (1,320)
                                                                            ---------  ---------  ---------
Income tax (expense) benefit..............................................  $    (443) $     929  $      42
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 differs from that computed at the Federal Statutory corporate tax rate as follows:

                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Federal statutory rate.................................................       34.0%     (34.0)%     (35.0)%
State income taxes, net of federal benefit.............................        4.1       (4.1)      (4.8)
Other..................................................................        4.3        0.2
                                                                         ---------  ---------  ---------
                                                                              42.4%     (37.9)%     (39.8)%
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                                       1998       1997
                                                                                     ---------  ---------
Start-up costs.....................................................................  $     105  $     323
Depreciation.......................................................................     (2,365)    (2,174)
Other, net.........................................................................        312        370
                                                                                     ---------  ---------
Net deferred tax liability.........................................................  $  (1,948) $  (1,481)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment of $707 in 1998 and $135 in 1996, which was financed through installment contracts.

    The Company paid $6,752, $5,393 and $8,043 for interest and $114, $3,518 and $225 for income taxes in 1998, 1997 and 1996, respectively.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

6.  RELATED PARTY TRANSACTIONS

    The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs, which is allocated directly to the Company by Argosy, was $994, $2,603 and $2,853 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company has outstanding long-term debt with Argosy in the amounts of $49,056 and $56,007 at December 31, 1998 and 1997, respectively. These amounts represent funds received in connection with the construction of the permanent facility. The Company accrues interest on the long-term debt at a rate of 12% annually. There are no stated repayment terms on the long-term debt and payments are made from available cash flow.

7.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was $203, $422 and $441 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1998, are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
1999..................................................................................  $     177
2000..................................................................................         35
2001..................................................................................         26

    Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,483, $1,539, and $1,874, respectively.

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Argosy of Louisiana, Inc.

    We have audited the accompanying consolidated balance sheets of Argosy of Louisiana, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argosy of Louisiana, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

New Orleans, Louisiana
January 29, 1999

                           ARGOSY OF LOUISIANA, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents...............................................  $   3,025  $   3,429
  Accounts receivable, net of allowance for doubtful accounts of $708 and
    $838, respectively....................................................        301        484
  Income taxes receivable from related party..............................        717        742
  Other current assets....................................................        577        429
                                                                            ---------  ---------
    Total current assets..................................................      4,620      5,084
                                                                            ---------  ---------
NET PROPERTY AND EQUIPMENT................................................     39,670     43,896
OTHER ASSETS:
  Deferred lease acquisition cost, net....................................      1,700      1,808
  Other...................................................................         13         13
                                                                            ---------  ---------
    Total other assets....................................................      1,713      1,821
                                                                            ---------  ---------
TOTAL ASSETS..............................................................  $  46,003  $  50,801
                                                                            ---------  ---------
                                                                            ---------  ---------
CURRENT LIABILITIES:
  Accounts payable........................................................  $     595  $     771
  Accrued payroll and related expenses....................................        966        919
  Accrued gaming taxes....................................................        558        501
  Other accrued liabilities...............................................      1,963      1,445
  Due to affiliates.......................................................      3,149      1,795
  Accrued interest-related party..........................................      2,304        902
  Accrued insurance.......................................................      1,166      1,246
  Notes payable and current maturities of long-term debt-related party....     13,349     10,268
                                                                            ---------  ---------
    Total current liabilities.............................................     24,050     17,847
                                                                            ---------  ---------
LONG-TERM DEBT-RELATED PARTY..............................................     34,709     37,842
DEFERRED INCOME TAXES.....................................................        432        432
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP.............................      1,484      2,240
STOCKHOLDER'S DEFICIT:
  Common stock-$1 par value, 1,000 shares authorized, issued and
    outstanding...........................................................          1          1
  Accumulated deficit.....................................................    (14,673)    (7,561)
                                                                            ---------  ---------
                                                                              (14,672)    (7,560)
                                                                            ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT...............................  $  46,003  $  50,801
                                                                            ---------  ---------
                                                                            ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................  $  46,828  $  47,628  $  51,007
  Food, beverage and other.......................................      6,108      7,046      7,641
                                                                   ---------  ---------  ---------
                                                                      52,936     54,674     58,648
Less promotional allowances......................................     (3,882)    (4,238)    (5,228)
                                                                   ---------  ---------  ---------
Net revenues.....................................................     49,054     50,436     53,420
                                                                   ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino.........................................................     28,869     27,887     26,923
  Food, beverage and other.......................................      5,612      6,799      4,894
  Other operating expenses.......................................      4,798      5,147      4,757
  Selling, general and administrative............................     11,036     12,346     10,939
  Depreciation and amortization..................................      5,272      5,468      6,379
  Referendum expenses............................................                            1,347
                                                                   ---------  ---------  ---------
                                                                      55,587     57,647     55,239
                                                                   ---------  ---------  ---------
Loss from operations.............................................     (6,533)    (7,211)    (1,819)

INTEREST EXPENSE (INCOME):
  Interest to related party......................................      1,395      1,402      1,603
  Interest, net..................................................        (60)       (89)      (119)
                                                                   ---------  ---------  ---------
Loss before income taxes and minority interest...................     (7,868)    (8,524)    (3,303)
Income tax benefit...............................................                   420        965
Minority interest................................................        756        838        241
                                                                   ---------  ---------  ---------
Net loss.........................................................  $  (7,112) $  (7,266) $  (2,097)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                    RETAINED
                                                                                        COMMON      EARNINGS
                                                                           SHARES        STOCK     (DEFICIT)     TOTAL
                                                                         -----------  -----------  ----------  ----------
Balance, December 31, 1995.............................................       1,000    $       1   $    1,802  $    1,803
  Net loss.............................................................                                (2,097)     (2,097)
                                                                              -----   -----------  ----------  ----------
Balance, December 31, 1996.............................................       1,000            1         (295)       (294)
  Net loss.............................................................                                (7,266)     (7,266)
                                                                              -----   -----------  ----------  ----------
Balance, December 31, 1997.............................................       1,000            1       (7,561)     (7,560)
  Net loss.............................................................                                (7,112)     (7,112)
                                                                              -----   -----------  ----------  ----------
Balance, December 31, 1998.............................................       1,000    $       1   $  (14,673) $  (14,672)
                                                                              -----   -----------  ----------  ----------
                                                                              -----   -----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................................  $  (7,112) $  (7,266) $  (2,097)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation..................................................................      5,164      5,083      5,780
    Amortization..................................................................        108        385        599
    Loss on writedown of asset....................................................        317
    Minority interest.............................................................       (756)      (838)      (241)
    Deferred income taxes.........................................................                  (420)      (965)
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................        183        127        185
      Income tax receivable from related party....................................         25        137
      Accrued interest to related party...........................................      1,402        902
      Other current assets........................................................       (148)       430       (166)
      Accounts payable............................................................       (176)      (356)      (191)
      Accrued payroll and related expenses........................................         47        170        138
      Other accrued liabilities...................................................        342        467      1,047
                                                                                    ---------  ---------  ---------
        Net cash (used in) provided by operating activities.......................       (604)    (1,179)     4,089
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...............................................       (919)      (444)      (713)
Proceeds from sale of equipment to affiliates.....................................                   486
                                                                                    ---------  ---------  ---------
        Net cash (used in) provided by investing activities.......................       (919)        42       (713)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to affiliates.............................................      1,354      1,795
Payments on notes payable and long-term debt......................................        (52)      (280)    (5,595)
Payments on installment contracts.................................................       (183)
Decrease in other assets..........................................................                               69
                                                                                    ---------  ---------  ---------
        Net cash provided by (used in) financing activities.......................      1,119      1,515     (5,526)
                                                                                    ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents..............................       (404)       378     (2,150)
Cash and cash equivalents, beginning of year......................................      3,429      3,051      5,201
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of year............................................  $   3,025  $   3,429  $   3,051
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Argosy of Louisiana, Inc. (collectively with its controlled partnership Catfish Queen Partnership in Commendam ("Partnership") "the Company") was formed on July 29, 1993. The Company entered a partnership agreement with Jazz Enterprises, Inc. ("Jazz") to form the Partnership to provide riverboat gaming and related entertainment in Baton Rouge, Louisiana. The Company is the 90% general partner of the Partnership, along with the 10% partner in commendam Jazz. Both the Company and Jazz are wholly owned subsidiaries of Argosy Gaming Company ("Argosy").

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

    Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

    CASH AND CASH EQUIVALENTS--The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT--Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the estimated useful lives or lease period as follows:

Riverboat, dock and improvements........................  15 to 20 years
Furniture, fixtures and equipment.......................  5 to  7 years

    DEFERRED LEASE ACQUISITION COSTS--Deferred lease acquisition costs resulted from the contribution of certain leases by Jazz to the Partnership. This cost is amortized on the straight-line method over 20 years. Accumulated amortization was $458 and $350 at December 31, 1998 and 1997, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS--When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The estimated direct cost of providing promotional allowances for food and beverages and other items was $2,333, $2,493 and $2,534 in 1998, 1997 and 1996, respectively, and has been included in food and beverage and other items costs and expenses.

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $1,552, $1,656 and $1,527 in 1998, 1997 and 1996,
respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Leasehold and shore improvements..........................................................  $    6,970  $    6,967
Riverboat, docks and improvements.........................................................      36,077      36,072
Furniture, fixtures and equipment.........................................................      18,065      16,825
Construction in progress..................................................................                     317
                                                                                            ----------  ----------
                                                                                                61,112      60,181
Less accumulated depreciation and amortization............................................     (21,442)    (16,285)
                                                                                            ----------  ----------
Net property and equipment................................................................  $   39,670  $   43,896
                                                                                            ----------  ----------
                                                                                            ----------  ----------

3.  LONG-TERM DEBT-RELATED PARTY

    Notes payable and long term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
8% unsecured note payable to Argosy in quarterly installments of $931 including interest,
 through July 2001........................................................................  $   17,527  $   17,527
Noninterest-bearing unsecured note payable to Argosy due 1999.............................       1,844       1,844
Noninterest-bearing advances from Argosy, no stated maturity..............................      28,687      28,739
                                                                                            ----------  ----------
                                                                                                48,058      48,110
Less current maturities...................................................................     (13,349)    (10,268)
                                                                                            ----------  ----------
                                                                                            $   34,709  $   37,842
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    During 1996, the right to a note payable from the Partnership to the Company was assigned to Argosy.

    The carrying value of long term debt approximates fair value at December 31, 1998 and 1997. During 1998 and 1997, the Company did not make scheduled debt payments to Argosy. Argosy has agreed to provide operating support to the Company and to the extent necessary will not demand payment on the

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT-RELATED PARTY (CONTINUED) current portion of the long-term debt during 1999 and has agreed to not demand payment on the noninterest bearing advances prior to January 1, 2000.

    Maturities of long term debt, excluding the noninterest bearing advances, but including scheduled payments under the notes payable to Argosy which were due prior to December 31, 1998 and which have not yet been paid are as follows:

1999............................................................  $  13,349
2000............................................................      3,337
2001............................................................      2,685

4.  INCOME TAXES

    Income tax benefit consists of the following:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                        1998       1997        1996
                                                                                      ---------  ---------  ----------
Deferred:
  Federal...........................................................................  $          $     384  $      849
  State.............................................................................                    36         116
                                                                                      ---------  ---------  ----------
Total deferred......................................................................                   420         965
                                                                                      ---------  ---------  ----------
Income tax benefit..................................................................  $          $     420  $      965
                                                                                      ---------  ---------  ----------
                                                                                      ---------  ---------  ----------

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                                                 1998       1997
                                                                                               ---------  ---------
Tax over book depreciation...................................................................  $  (4,374) $  (4,551)
Net operating loss carryforward..............................................................      8,654      5,981
Pre-opening..................................................................................        116        270
Other, net...................................................................................        407        409
Minority Interest............................................................................       (432)      (432)
                                                                                               ---------  ---------
                                                                                                   4,371      1,677
Valuation allowance..........................................................................     (4,803)    (2,109)
                                                                                               ---------  ---------
Net deferred tax assets (liabilities)........................................................  $    (432) $    (432)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

4.  INCOME TAXES (CONTINUED)
    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                      1998          1997          1996
                                                                                  ------------  ------------  ------------
Tax at U. S. statutory rates....................................................      (34.0)%       (35.0)%       (35.0)%
State income tax, net of federal tax benefit....................................       (5.3)         (5.3)         (3.9)
Nondeductible referendum expenses...............................................                                   16.4
Prior year taxes................................................................                                   (4.6)
Valuation allowance.............................................................       37.7          28.6
Minority interest...............................................................                      4.0           2.9
Other, net......................................................................        1.6           2.8          (5.0)
                                                                                    -----         -----         -----
                                                                                                     (4.9)%       (29.2)%
                                                                                    -----         -----         -----
                                                                                    -----         -----         -----

    The Company has not recorded any income tax benefit on its operating losses in 1998 and has recorded a valuation allowance against its net deferred tax assets in 1998 and 1997 due to the uncertainty of realization. The Company has tax net operating loss carryforwards of approximately $22,000 which expire from 2010 to 2018.

5.  RELATED PARTY TRANSACTIONS

    The Company leases, for a minimum of five years with six five-year renewal options, a docking site, office and warehouse space from Jazz. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts.

    Rent expense was approximately $3,354, $3,398 and $3,539 in 1998, 1997 and 1996, respectively. Approximately $2,834, $2,920 and $3,091 in 1998, 1997 and
1996, respectively resulted from the above mentioned lease with Jazz.

    The Company participates in Argosy's property, general liability, workers compensation and other insurance programs. The Company's share of these costs was approximately $1,474, $2,511 and $1,989 in 1998, 1997 and 1996,
respectively.

6.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was approximately $169, $392 and $320 in 1998, 1997 and 1996, respectively.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment in the amount of $336 in 1998 which was financed through installment contracts.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

7.  SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
    The Company paid interest of $3, $500 and $2,811 in 1998, 1997 and 1996, respectively.

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

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1998, the Company has paid all admission payments due under the above agreements.

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1998 are as follows:

YEARS ENDING DECEMBER 31,
----------------------------------------------------------------------------
1999........................................................................  $     631
2000........................................................................        651
2001........................................................................        597
2002........................................................................        243
2003........................................................................        121

    Argosy has issued $235 million of 13.25% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Catfish Queen Partnership in Commendam

    We have audited the accompanying balance sheets of Catfish Queen Partnership in Commendam as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catfish Queen Partnership in Commendam at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                              Ernst & Young LLP

New Orleans, Louisiana
January 29, 1999

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $   3,025  $   3,429
  Accounts receivable, net of allowance for doubtful accounts of $708 and $838..............        301        484
  Inventories...............................................................................        209        145
  Other current assets......................................................................        254        173
                                                                                              ---------  ---------
    Total current assets....................................................................      3,789      4,231
                                                                                              ---------  ---------
NET PROPERTY AND EQUIPMENT..................................................................     39,670     43,579
OTHER ASSETS:
  Deferred lease acquisition costs, net.....................................................      1,700      1,808
  Other.....................................................................................         13         13
                                                                                              ---------  ---------
    Total other assets......................................................................      1,713      1,821
                                                                                              ---------  ---------
TOTAL ASSETS................................................................................  $  45,172  $  49,631
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CURRENT LIABILITIES:
  Accounts payable..........................................................................  $     595  $     771
  Accrued payroll and related expenses......................................................        966        919
  Accrued insurance.........................................................................      1,166      1,246
  Accrued gaming taxes......................................................................        558        501
  Other accrued liabilities.................................................................      1,901      1,405
  Accrued interest-related party............................................................      2,304        902
  Due to affiliates.........................................................................      3,149      1,795
  Notes payable and current maturities of long-term debt-related party......................     13,349     10,268
                                                                                              ---------  ---------
    Total current liabilities...............................................................     23,988     17,807
                                                                                              ---------  ---------
LONG-TERM DEBT--RELATED PARTY...............................................................      6,022      9,103
PARTNERS' EQUITY............................................................................     15,162     22,721
                                                                                              ---------  ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY......................................................  $  45,172  $  49,631
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
REVENUES:
  Casino.........................................................................  $  46,828  $  47,628  $  51,007
  Food, beverage and other.......................................................      6,108      7,046      7,641
                                                                                   ---------  ---------  ---------
                                                                                      52,936     54,674     58,648
  Less promotional allowances....................................................     (3,882)    (4,238)    (5,228)
                                                                                   ---------  ---------  ---------
Net revenues.....................................................................     49,054     50,436     53,420
                                                                                   ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino.........................................................................     28,869     27,887     26,923
  Food, beverage and other.......................................................      5,612      6,799      4,894
  Other operating expenses.......................................................      4,798      5,147      4,757
  Selling, general and administrative............................................     10,716     12,201     10,786
  Depreciation and amortization..................................................      5,272      5,468      5,644
  Referendum expenses............................................................                            1,347
                                                                                   ---------  ---------  ---------
                                                                                      55,267     57,502     54,351
                                                                                   ---------  ---------  ---------
Loss from operations.............................................................     (6,213)    (7,066)      (931)
INTEREST EXPENSE (INCOME):
  Related parties................................................................      1,405      1,402      1,603
  Other, net.....................................................................        (59)       (89)      (119)
                                                                                   ---------  ---------  ---------
                                                                                      (1,346)    (1,313)    (1,484)
                                                                                   ---------  ---------  ---------
NET LOSS.........................................................................  $  (7,559) $  (8,379) $  (2,415)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                         STATEMENTS OF PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                                                  ARGOSY OF      JAZZ        TOTAL
                                                                                 LOUISIANA,   ENTERPRISES, PARTNERS'
                                                                                    INC.         INC.       EQUITY
                                                                                 -----------  -----------  ---------
Partners' equity at December 31, 1995..........................................   $  30,163    $   3,352   $  33,515
  Net loss.....................................................................      (2,173)        (242)     (2,415)
                                                                                 -----------  -----------  ---------
Partners' equity at December 31, 1996..........................................      27,990        3,110      31,100
  Net loss.....................................................................      (7,541)        (838)     (8,379)
                                                                                 -----------  -----------  ---------
Partners' equity at December 31, 1997..........................................      20,449        2,272      22,721
  Net loss.....................................................................      (6,803)        (756)     (7,559)
                                                                                 -----------  -----------  ---------
Partners' equity at December 31, 1998..........................................   $  13,646    $   1,516   $  15,162
                                                                                 -----------  -----------  ---------
                                                                                 -----------  -----------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................................  $  (7,559) $  (8,379) $  (2,415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation..................................................................      5,164      5,083      5,045
    Amortization..................................................................        108        385        599
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................        183        127        185
      Other current assets........................................................       (145)       205        353
      Accounts payable............................................................       (176)      (356)      (167)
      Accrued payroll and related expenses........................................         47        170        138
      Accrued interest to related parties.........................................      1,402        902     (1,195)
      Other accrued liabilities...................................................        320        404        889
                                                                                    ---------  ---------  ---------
    Net cash (used in) provided by operating activities...........................       (656)    (1,459)     3,432
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...............................................       (919)      (444)      (713)
Proceeds from sale of equipment to affiliates.....................................                   486
                                                                                    ---------  ---------  ---------
    Net cash (used in) provided by financing activities...........................       (919)        42       (713)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from affiliates..............................................      1,354      1,795
Payment on notes payable and long-term debt-related parties.......................                           (4,938)
Payments on installment contracts.................................................       (183)
Decrease in other assets..........................................................                               69
                                                                                    ---------  ---------  ---------
    Net cash provided by (used in) financing activities...........................      1,171      1,795     (4,869)
                                                                                    ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents..............................       (404)       378     (2,150)
Cash and cash equivalents, beginning of period....................................      3,429      3,051      5,201
                                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of period..........................................  $   3,025  $   3,429  $   3,051
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Catfish Queen Partnership in Commendam ("Partnership") provides riverboat gaming and related entertainment in Baton Rouge, Louisiana. The Partnership is comprised of a 90% general partner, Argosy of Louisiana, Inc. ("General Partner") and a 10% partner in commendam, Jazz Enterprises, Inc. ("Jazz"), both wholly owned subsidiaries of Argosy Gaming Company ("Argosy").

    On November 5, 1996 the voters of East Baton Rouge Parish voted to continue to allow riverboat gaming in the parish. Costs associated with the Partnership's efforts to pass this referendum have been reflected in the accompanying statement of operations.

    Net loss is allocated to the partners based on their respective ownership interests.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

    CASH AND CASH EQUIVALENTS--The Partnership considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value at December 31, 1998 and 1997.

    PROPERTY AND EQUIPMENT--Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation and amortization is computed on the straight-line method over the estimated useful lives or lease period as follows:

                                                            15 to 20
Riverboat, dock and improvements.....................          years
Furniture, fixtures and equipment....................  5 to  7 years

    DEFERRED LEASE ACQUISITION COSTS--Deferred lease acquisition costs resulted from the contribution of certain leases by Jazz to the Partnership. These costs are amortized on the straight-line method over 20 years. Accumulated amortization was $458 and $350 at December 31, 1998 and 1997, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS--When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES--The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances.

    The estimated direct cost of providing promotional allowances for food and beverages and other items was $2,333, $2,493 and $2,534 in 1998, 1997 and 1996, respectively, and has been included in food and beverage costs and expenses.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING COSTS--The Partnership expenses advertising costs as incurred. Advertising expense was $1,552, $1,656 and $1,527 in 1998, 1997 and 1996,
respectively.

    INCOME TAXES--No provision (credit) for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
Leasehold and shore improvements................................................  $    6,970  $    6,967
Riverboat, docks and improvements...............................................      36,077      36,072
Furniture, fixtures and equipment...............................................      18,065      16,825
                                                                                  ----------  ----------
                                                                                      61,112      59,864
Less accumulated depreciation and amortization..................................     (21,442)    (16,285)
                                                                                  ----------  ----------
Net property and equipment......................................................  $   39,670  $   43,579
                                                                                  ----------  ----------
                                                                                  ----------  ----------

3. LONG-TERM DEBT

    Notes payable and long term debt consists of the following:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
8% unsecured note payable to Argosy in quarterly installments of $931, including
  interest, through July 2001...................................................  $   17,527  $   17,527
Noninterest-bearing unsecured note payable to Argosy due 1999...................       1,844       1,844
                                                                                  ----------  ----------
                                                                                      19,371      19,371
Less current maturities.........................................................     (13,349)    (10,268)
                                                                                  ----------  ----------
                                                                                  $    6,022  $    9,103
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    During 1994, the General Partner transferred property and equipment to the Partnership with a fair value of $20,039, subject to an unsecured note payable of $20,039 to the General Partner. In 1996, the General Partner assigned its rights to this note to Argosy.

    The carrying value of long term debt approximates fair value at December 31, 1998 and 1997. During 1998 and 1997, the Partnership did not make scheduled debt payments to Argosy. Argosy has agreed to provide operating support to the Partnership and, to the extent necessary, will not demand payment on the current portion of the long-term debt during 1999.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT (CONTINUED)
    Maturities of long term debt, including scheduled payments under the notes payable to Argosy, which were due prior to December 31, 1998 and which have not yet been paid are as follows:

1999............................................................  $  13,349
2000............................................................      3,337
2001............................................................      2,685

4. RELATED PARTY TRANSACTIONS

    The Partnership leases, for a minimum of five years with six five-year renewal options, a docking site, office and warehouse space from Jazz. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts.

    Rent expense was $3,354, $3,398 and $3,539 in 1998, 1997 and 1996,
respectively. Approximately $2,834, $2,920 and $3,091 in 1998, 1997 and 1996,
respectively, resulted from the above mentioned lease with Jazz.

    The Partnership participates in Argosy's property, general liability, workers compensation and other insurance programs. The Partnership's estimated share of these costs, which is allocated directly to the Partnership by Argosy, was approximately $1,474, $2,511 and $1,989 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Indirect costs incurred by Argosy, on behalf of the Partnership are not allocated as they are immaterial.

5. EMPLOYEES BENEFIT PLAN

    The Partnership participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Partnership will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized by the Partnership under the Plan was approximately $169, $392 and $320 in 1998, 1997 and 1996, respectively.

6. SUPPLEMENTAL CASH FLOW INFORMATION

    The Partnership acquired equipment in the amount of $336 in 1998 which was financed through installment contracts.

    The Partnership paid interest of $3, $500 and $2,811 in 1998, 1997 and 1996, respectively.

    During 1996, Argosy transferred property and equipment with a fair value of $1,844, subject to an unsecured note payable to Argosy.

7. COMMITMENTS AND CONTINGENCIES

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz entered into an agreement which requires Jazz and the Company to

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until actual construction of a hotel commences by Jazz or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1998, the Partnership has paid all admission payments due under the above agreements.

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1998 are as follows:

YEARS ENDING DECEMBER 31,
----------------------------------------------------------------------------
1999........................................................................  $     631
2000........................................................................        651
2001........................................................................        597
2002........................................................................        243
2003........................................................................        121

    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Jazz Enterprises, Inc.

    We have audited the accompanying balance sheets of Jazz Enterprises, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholder's deficit and cash flows for the each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jazz Enterprises, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
January 29, 1999

                             JAZZ ENTERPRISES, INC.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1998       1997
                                                                                          ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.............................................................             $      20
  Prepaid insurance.....................................................................        110        109
  Other current assets..................................................................                    28
                                                                                          ---------  ---------
    Total current assets................................................................        110        157
                                                                                          ---------  ---------
NET PROPERTY AND EQUIPMENT..............................................................     52,733     54,593
GOODWILL, NET...........................................................................     19,325     19,922
NOTE RECEIVABLE.........................................................................      1,892      1,892
OTHER ASSETS............................................................................      1,636      3,390
                                                                                          ---------  ---------
TOTAL ASSETS............................................................................  $  75,696  $  79,954
                                                                                          ---------  ---------
                                                                                          ---------  ---------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..............................................  $   2,843  $   3,000
  Current maturities of long-term debt..................................................        545        491
                                                                                          ---------  ---------
    Total current liabilities...........................................................      3,388      3,491
                                                                                          ---------  ---------
LONG-TERM DEBT..........................................................................      6,552      7,165
LONG-TERM DEBT--RELATED PARTY...........................................................     75,625     74,072
STOCKHOLDER'S DEFICIT:
  Common stock, no par value, 100,000 shares authorized, 200 shares issued and outstanding
  Accumulated deficit...................................................................     (9,869)    (4,774)
                                                                                          ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT.............................................  $  75,696  $  79,954
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
REVENUES:
  Lease revenue--related party....................................................  $   2,833  $   2,920  $   3,091
  Rent revenue....................................................................        349        378        354
                                                                                    ---------  ---------  ---------
                                                                                        3,182      3,298      3,445
                                                                                    ---------  ---------  ---------
COSTS AND EXPENSES:
  Operating expenses..............................................................      1,100      1,071        593
  Selling, general and administrative.............................................      2,882      1,608      1,714
  Depreciation and amortization...................................................      2,679      2,354      1,382
  Preopening costs................................................................                              100
                                                                                    ---------  ---------  ---------
                                                                                        6,661      5,033      3,789
                                                                                    ---------  ---------  ---------
Loss from operations..............................................................     (3,479)    (1,735)      (344)

OTHER EXPENSE (INCOME):
  Interest expense................................................................        860        909        951
  Equity in loss of unconsolidated partnership....................................        756        838        242
  Interest income.................................................................                  (200)
                                                                                    ---------  ---------  ---------
Loss before income taxes..........................................................     (5,095)    (3,282)    (1,537)

Income tax expense................................................................
                                                                                    ---------  ---------  ---------
Net loss..........................................................................  $  (5,095) $  (3,282) $  (1,537)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                      STATEMENTS OF STOCKHOLDER'S DEFICIT

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    COMMON      ACCUMULATED
                                                      SHARES         STOCK        DEFICIT       TOTAL
                                                    -----------  -------------  ------------  ---------
Balance, December 31, 1995........................         200                   $       45   $      45
  Net loss........................................                                   (1,537)     (1,537)
                                                           ---           ---    ------------  ---------
Balance, December 31, 1996........................         200                       (1,492)     (1,492)
  Net loss........................................                                   (3,282)     (3,282)
                                                           ---           ---    ------------  ---------
Balance, December 31, 1997........................         200                       (4,774)     (4,774)
  Net loss........................................                                   (5,095)     (5,095)
                                                           ---           ---    ------------  ---------
Balance, December 31, 1998........................         200                   $   (9,869)  $  (9,869)
                                                           ---           ---    ------------  ---------
                                                           ---           ---    ------------  ---------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1998       1997        1996
                                                                                  ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................  $  (5,095) $  (3,282) $   (1,537)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization...............................................      2,679      2,354       1,382
    Write off of deferred lease costs...........................................      1,200
    Equity in losses of unconsolidated partnership..............................        756        838         242
    Other current assets........................................................         28        (27)         90
    Prepaid expenses............................................................         (1)       (32)
    Accounts payable and accrued liabilities....................................       (238)      (478)         24
                                                                                  ---------  ---------  ----------
      Net cash (used in) provided by operating activities.......................       (671)      (627)        201
                                                                                  ---------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................       (231)      (897)    (22,988)
                                                                                  ---------  ---------  ----------
      Net cash used in investing activities.....................................       (231)      (897)    (22,988)
                                                                                  ---------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt......................................................                   760
Principal payments on long-term debt............................................       (491)      (115)     (2,191)
Advances from affiliate.........................................................      1,553      1,442      25,414
Increase in other assets........................................................       (180)      (543)       (468)
                                                                                  ---------  ---------  ----------
      Net cash provided by financing activities.................................        882      1,544      22,755
                                                                                  ---------  ---------  ----------
Net (decrease) increase in cash and cash equivalents............................        (20)        20         (32)
Cash and cash equivalents at beginning of year..................................         20                     32
                                                                                  ---------  ---------  ----------
Cash and cash equivalents at end of year........................................  $          $      20  $
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Jazz Enterprises, Inc., ("Jazz" or "the Company") a Louisiana corporation and a wholly owned subsidiary of Argosy Gaming Company ("Argosy") was incorporated on June 10, 1992 for the purpose of developing a riverboat gaming operation and an entertainment complex, known as "Catfish Town" in Baton Rouge, Louisiana.

    The Company entered into a partnership ("Partnership") with Argosy of Louisiana, Inc., also a wholly owned subsidiary of Argosy ("ALI") in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

    CASH AND CASH EQUIVALENTS--The Company considers cash and all liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1997.

    GOODWILL--Goodwill represents the cost in excess of fair value of net assets acquired, at the date of acquisition, and is amortized over 40 years. Accumulated amortization is $2,138 and $1,541 at December 31, 1998 and 1997, respectively.

    DEFERRED LEASE COSTS--The Company records tenant buildout allowances as an intangible asset. The deferred lease costs are amortized over the respected life of the lease. During 1998, the Company wrote off $1.2 million of deferred lease costs related to tenants whose businesses failed. This write off is included in selling, general and administrative expenses in the 1998 statement of operations.

    INVESTMENT IN PARTNERSHIP--The Company records its investment in the Partnership under the equity method as it believes that it has significant influence over the Partnership since the Partnership's parent and Jazz are wholly-owned subsidiaries of Argosy.

    PROPERTY AND EQUIPMENT--Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the shorter of the estimated useful lives or lease period as follows:

Buildings and improvements.............................     31 years
                                                              5 to 7
Furniture, fixtures and equipment......................        years

    IMPAIRMENT OF LONG-LIVED ASSETS--When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition. The evaluation of the impairment of Jazz's long-lived assets is performed on a combined basis with the long-lived assets of the Partnership, since the assets of Jazz and the Partnership are used together to generate joint cash flows.

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RENTAL INCOME--Rental income is recognized over the life of the associated lease. Minimum future rents to be received under operating leases are:

1999.........................................................  $     364
2000.........................................................        341
2001.........................................................        341
2002.........................................................        341
2003.........................................................         85

    PREOPENING COSTS--Preopening costs, which consist primarily of labor, training and marketing costs are expensed as incurred.

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $0, $0 and $53 for 1998, 1997 and 1996, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Land........................................................................................  $   8,300  $   8,187
Buildings and improvements..................................................................     47,023     47,012
Furniture, fixtures and equipment...........................................................      2,453      2,444
                                                                                              ---------  ---------
                                                                                                 57,776     57,643
Less accumulated depreciation and amortization..............................................     (5,043)    (3,050)
                                                                                              ---------  ---------
Net property and equipment..................................................................  $  52,733  $  54,593
                                                                                              ---------  ---------
                                                                                              ---------  ---------

3. LONG-TERM DEBT

    Notes payable and long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Notes payable to former owner, principal and interest due quarterly through September 2015,
 discounted at 10.5%........................................................................  $   7,097  $   7,656
Noninterest bearing advances from Argosy, no stated maturity................................     75,625     74,072
                                                                                              ---------  ---------
                                                                                                 82,722     81,728
Less current maturities.....................................................................       (545)      (491)
                                                                                              ---------  ---------
                                                                                              $  82,177  $  81,237
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT (CONTINUED)
    The carrying value of long-term debt approximates fair value at December 31, 1998. Maturities of long term debt, excluding the noninterest bearing advances from Argosy, are as follows:

1999.......................................................  $     545
2000.......................................................        604
2001.......................................................        670
2002.......................................................        743
2003.......................................................        825
Thereafter.................................................      3,710

    Argosy has indicated that it will not demand payment on the noninterest bearing advances prior to January 1, 2000 and has agreed to provide operating support to the Company during 1999.

4. INCOME TAXES

    The tax effects of significant temporary differences of the Company representing deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                               1997       1996
                                                                             ---------  ---------
Tax over book depreciation.................................................  $    (887) $    (828)
Preopening.................................................................        824        824
Net operating loss carryforwards...........................................      4,289      2,287
Other, net.................................................................       (325)        20
                                                                             ---------  ---------
                                                                                 3,901      2,303
Valuation allowance........................................................     (3,901)    (2,303)
                                                                             ---------  ---------
Net deferred tax assets....................................................  $          $
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company has not recorded any income tax benefit on its operating losses and has recorded a valuation allowance against its net deferred tax assets due to the uncertainty of realization. The Company has tax net operating loss carryforwards of approximately $10,918 which expire from 2008 through 2018.

5. RELATED PARTY TRANSACTIONS

    The Company leases, for a minimum of five years with six five-year renewal options, a docking site, office and warehouse space to the Partnership. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts, as defined. Revenue of $2,833, $2,920 and $3,091 in 1998, 1997 and 1996,
respectively, resulted from this lease with the Partnership.

6. SUPPLEMENTAL CASH FLOW INFORMATION

    During 1996, the Company received property and equipment with a carrying value of $12,471 from Argosy and this amount increased the noninterest bearing advances from related parties.

    The Company paid interest of $860, $909 and $951 in 1998, 1997 and 1996, respectively.

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

7. COMMITMENTS AND CONTINGENCIES

    On September 21, 1994, the City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and the Company entered into an agreement which required the Company and the Partnership to pay to the City-Parish $2.50 per passenger. Additionally, the Company agreed to pay to the City-Parish an additional passenger fee, which is now $2.50 per passenger, until actual construction of a hotel commences by the Company or another Argosy affiliate.

    Argosy has guaranteed the additional $2.50 per passenger if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through December 31, 1998, the Partnership has paid all admission payments due under the above agreements.

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1998 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------------------------------------------------------
1999.....................................................................  $     214
2000.....................................................................        202
2001.....................................................................        202
2002.....................................................................        202
2003.....................................................................        202
Thereafter...............................................................     14,942

    Rent expense for the years ended December 31, 1998, 1997, and 1996 was $240, $244 and $283, respectively.

    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The Indiana Gaming Company

We have audited the accompanying consolidated balance sheets of The Indiana Gaming Company as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Indiana Gaming Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Indianapolis, Indiana
January 29, 1999

                           THE INDIANA GAMING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   25,491  $   41,257
  Accounts receivable, net of allowance for doubtful accounts of $701 and $347,
    respectively..........................................................................         707         382
  Deferred income taxes...................................................................         254          74
  Other current assets....................................................................         642       1,179
                                                                                            ----------  ----------
        Total current assets..............................................................      27,094      42,892
                                                                                            ----------  ----------
NET PROPERTY AND EQUIPMENT................................................................     194,731     176,407
OTHER ASSETS:
  Deposits................................................................................                     530
  Restricted cash and cash equivalents....................................................                  13,114
  Intangible assets, net of accumulated amortization of $2,675 and $1,292, respectively...      29,566      30,844
  Deferred income taxes...................................................................         722       2,785
                                                                                            ----------  ----------
        Total other assets................................................................      30,288      47,273
                                                                                            ----------  ----------
TOTAL ASSETS..............................................................................  $  252,113  $  266,572
                                                                                            ----------  ----------
                                                                                            ----------  ----------

CURRENT LIABILITIES:
  Accounts payable........................................................................  $    1,974  $    5,936
  Accrued payroll and related expenses....................................................       4,195       2,924
  Accrued interest and dividends payable-related parties..................................       2,183       5,260
  Installment contracts payable...........................................................       1,961       3,288
  Accrued admission and gaming taxes......................................................      10,835         900
  Other accrued liabilities...............................................................       9,402       4,924
  Income taxes payable....................................................................      24,534       5,915
  Current maturities of long-term debt....................................................      11,095      12,856
  Current maturities of other long-term obligations.......................................                   4,583
                                                                                            ----------  ----------
        Total current liabilities.........................................................      66,179      46,586
                                                                                            ----------  ----------
LONG-TERM DEBT............................................................................     118,933     195,405
OTHER LONG-TERM OBLIGATIONS...............................................................                   2,000
MINORITY INTERESTS........................................................................      30,516      17,656
STOCKHOLDER'S EQUITY
  Common stock--$.01 par value, 1,000 shares authorized, issued and outstanding...........
  Retained earnings.......................................................................      36,485       4,925
                                                                                            ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................................................  $  252,113  $  266,572
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
REVENUES:
  Casino.......................................................................  $  264,352  $  127,908  $   3,930
  Admissions...................................................................      16,025       7,895        776
  Food, beverage, hotel and other..............................................      24,922       7,005        167
                                                                                 ----------  ----------  ---------
                                                                                    305,299     142,808      4,873
  Less promotional allowances..................................................     (20,578)     (5,784)      (462)
                                                                                 ----------  ----------  ---------
Net revenues...................................................................     284,721     137,024      4,411
                                                                                 ----------  ----------  ---------
COSTS AND EXPENSES:
  Casino.......................................................................     110,330      58,081      2,116
  Food, beverage, hotel and other..............................................      18,879       5,746        149
  Other operating expenses.....................................................       8,222      13,119        711
  Selling, general and administrative..........................................      41,615      21,606        783
  Management fees-related parties..............................................       5,201       1,924         38
  Depreciation and amortization................................................      12,622      10,922        378
  Preopening...................................................................                             11,036
                                                                                 ----------  ----------  ---------
                                                                                    196,869     111,398     15,211
                                                                                 ----------  ----------  ---------
Income (loss) from operations..................................................      87,852      25,626    (10,800)
                                                                                 ----------  ----------  ---------
OTHER INCOME (EXPENSE):
  Interest income..............................................................       1,205       1,400        127
  Interest expense.............................................................     (10,254)     (3,588)      (192)
                                                                                 ----------  ----------  ---------
                                                                                     (9,049)     (2,188)       (65)
                                                                                 ----------  ----------  ---------
Income (loss) before minority interests and income taxes.......................      78,803      23,438    (10,865)
Minority interests.............................................................     (26,023)     (6,989)     4,721
Income tax expense.............................................................     (21,220)     (3,259)
                                                                                 ----------  ----------  ---------
Net income (loss)..............................................................  $   31,560  $   13,190  $  (6,144)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                         TOTAL
                                                                                      RETAINED       STOCKHOLDER'S
                                                                        COMMON       (DEFICIT)         (DEFICIT)
                                                             SHARES      STOCK        EARNINGS          EQUITY
                                                            ---------  ---------  ----------------  ---------------
Balance, December 31, 1995................................      1,000                $   (2,121)       $  (2,121)
  Net loss................................................                               (6,144)          (6,144)
                                                            ---------  ---------        -------          -------
Balance, December 31, 1996................................      1,000                    (8,265)          (8,265)
  Net income..............................................                               13,190           13,190
                                                            ---------  ---------        -------          -------
Balance, December 31, 1997................................      1,000                     4,925            4,925
  Net income..............................................                               31,560           31,560
                                                            ---------  ---------        -------          -------
Balance, December 31, 1998................................      1,000                $   36,485        $  36,485
                                                            ---------  ---------        -------          -------
                                                            ---------  ---------        -------          -------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)............................................  $  31,560  $  13,190  $  (6,144)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization............................     12,622     10,922        453
    Deferred taxes...........................................      1,883     (2,859)
    Loss on disposal of equipment............................        391
    Minority interests.......................................     26,023      6,989     (4,721)
  Changes in operating assets and liabilities:
    Accounts receivable......................................       (325)      (244)      (138)
    Other current assets.....................................        537        527       (941)
    Accounts payable.........................................     (3,962)     2,821      1,630
    Accrued interest payable.................................     (1,744)     1,917        656
    Income taxes payable.....................................     18,619      5,915
    Accrued liabilities......................................     15,684      6,381      2,289
                                                               ---------  ---------  ---------
  Net cash provided by (used in) operating activities........    101,288     45,559     (6,916)
                                                               ---------  ---------  ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow.............................     13,114      1,805    (14,919)
  Purchases of property and equipment........................    (27,676)  (113,141)   (52,879)
  Payments under development agreement.......................     (6,583)   (13,586)    (6,946)
                                                               ---------  ---------  ---------
  Net cash used in investing activities......................    (21,145)  (124,922)   (74,744)
                                                               ---------  ---------  ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  (Decrease) increase in advances from affiliates............    (52,953)    49,812     50,438
  Payments on installment contracts..........................     (3,125)    (4,116)    (1,805)
  Repayment of long-term debt................................    (21,939)    (2,710)
  Payment of preferred equity return to partner..............     (3,688)    (1,163)
  Partnership equity distributions...........................    (10,808)    (1,514)
  Proceeds from contributed capital..........................                           19,044
  (Payments on) proceeds from long-term debt.................     (3,292)    71,648     23,197
  Other......................................................       (104)      (553)
                                                               ---------  ---------  ---------
Net cash (used in) provided by financing activities..........    (95,909)   111,404     90,874
                                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents.........    (15,766)    32,041      9,214
Cash and cash equivalents, beginning of year.................     41,257      9,216          2
                                                               ---------  ---------  ---------
Cash and cash equivalents, end of year.......................  $  25,491  $  41,257  $   9,216
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Partnership, together with three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. On December 10, 1996, the Company commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

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

    Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

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

Building and leasehold and shore improvements.................    5 to 33
                                                                   years
Riverboat, docks and improvements.............................    5 to 20
                                                                   years
Furniture, fixtures and equipment.............................    5 to 10
                                                                   years

    IMPAIRMENT OF LONG-LIVED ASSETS--When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

    RESTRICTED CASH AND CASH EQUIVALENTS--Restricted cash and cash equivalents represented funds placed into an escrow account which were used to fund progress payments related to the construction of the Company's permanent landing facility.

    LICENSE APPLICATION FEES--License application fees associated with obtaining a gaming license have been capitalized and are a part of intangible assets at December 31, 1998 and 1997. These costs are being amortized over the life of the gaming license, which is five years. Accumulated amortization was $271 and $141 at December 31, 1998 and 1997, respectively.

    REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of admissions, hotel rooms, food, beverage and other items provided to customers without charge has been included in

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Admissions.......................................................  $  11,278  $   6,935  $     190
Hotel rooms......................................................        757
Food, beverage and other.........................................      4,898      1,200          4

    PREOPENING COSTS--Preopening costs, which consisted primarily of labor, vessel rent, training and marketing costs incurred prior to the commencement of gaming operations, were expensed as incurred.

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $5,245, $4,877 and $503 for the years ended December 31, 1998, 1997 and 1996, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    1998       1997
                                                                  ---------  ---------
Land............................................................  $  16,045  $  16,045
Building and leasehold and shore improvements...................    128,923    103,427
Riverboat, docks and improvements...............................     40,191     40,815
Furniture, fixtures and equipment...............................     31,134     21,809
Construction in progress........................................                 4,753
                                                                  ---------  ---------
                                                                    216,293    186,849
Less accumulated depreciation and amortization..................    (21,562)   (10,442)
                                                                  ---------  ---------
Net property and equipment......................................  $ 194,731  $ 176,407
                                                                  ---------  ---------
                                                                  ---------  ---------

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

3.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                               1998        1997
                                                                                            ----------  ----------
Capital loans payable to Argosy, noninterest bearing, no stated due date..................  $   63,125  $  116,127
Capital loans payable to Conseco, interest at prime plus 6% (13.75% at
  December 31, 1998) principal paid in annual installments through 2004...................      45,196      67,134
Notes payable, principal and interest payments due monthly through
  December 2001, interest payable at prime plus 1% (8.75% at December 31, 1998)...........      21,707      25,000
                                                                                            ----------  ----------
                                                                                               130,028     208,261
Less current maturities...................................................................     (11,095)    (12,856)
                                                                                            ----------  ----------
                                                                                            $  118,933  $  195,405
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Interest expense on the capital loans from Conseco compounds quarterly to the extent unpaid. The Company is obligated to pay contemporaneously with distributions of Cash Flow, as defined, current and accrued interest and then principal on the capital loans to the Partners, pro rata, in relation to their principal balance of the respective capital loans then outstanding.

    Capital loans payable to Argosy are paid with distributions of Cash Flow from the Partnership.

    Interest expense amounted to $10,254 (net of $1,086 capitalized), $3,588 (net of $8,391 capitalized) and $192 (net of $1,680 capitalized) in the years ended December 31, 1998, 1997 and 1996, respectively.

    Maturities of long-term debt, excluding the capital loans payable to Argosy, at December 31, 1998 are as follows:

1999...............................................................  $  11,095
2000...............................................................     11,475
2001...............................................................     21,736
2002...............................................................      7,533
2003...............................................................      7,533
Thereafter.........................................................      7,531

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

4.  INCOME TAXES

    Income tax expense for years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1998       1997       1996
                                                           ---------  ---------  ---------
Current:
  Federal................................................  $  16,863  $   5,337
  State..................................................      2,474        781
                                                           ---------  ---------  ---------
Total current............................................     19,337      6,118
                                                           ---------  ---------  ---------
Deferred:
  Federal................................................      1,642     (2,466)
  State..................................................        241       (393)
                                                           ---------  ---------  ---------
Total deferred...........................................      1,883     (2,859)
                                                           ---------  ---------  ---------
Income tax expense.......................................  $  21,220  $   3,259
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

    The provision for income taxes for the year ended December 31, 1998, 1997 and 1996 differs from that computed at the Federal Statutory tax rate as follows:

                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Federal statutory rate.................................................      35.0%      35.0%      (35.0)%
State income taxes, net of federal benefit.............................        5.1        5.1       (5.1)
Valuation allowance....................................................                 (20.0)      39.1
Other..................................................................        0.1       (0.3)       1.0
                                                                               ---  ---------  ---------
                                                                             40.2%      19.8%           %
                                                                               ---  ---------  ---------
                                                                               ---  ---------  ---------

    The tax effects of significant temporary differences representing deferred tax assets at December 31, 1998, 1997 and 1996 are as follows:

                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
Depreciation.............................................................  $  (1,384) $      --  $      --
Preopening...............................................................      2,106      2,785      3,239
Net operating loss carryforward..........................................                               60
Other, net...............................................................        254         74          5
                                                                           ---------  ---------  ---------
                                                                                 976      2,859      3,304
Valuation allowance......................................................                           (3,304)
                                                                           ---------  ---------  ---------
                                                                           $     976  $   2,859
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    In 1996, the Company recorded a valuation allowance against all of its deferred tax assets due to the uncertainty of realization. The Company utilized a net operating loss carryforward for income tax purposes of approximately $260 during 1997.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment in the amount of $1,798, $4,154 and $5,056 in 1998, 1997 and 1996, respectively, which was financed through installment contracts.

    The Company paid $12,467 (including $9,908 to related parties), $5,300 (including $5,007 to related parties) and $207 in interest for the years ended December 31, 1998, 1997 and 1996.

    The Company paid $778 and $143 in taxes for the year ended December 31, 1998 and 1997, respectively. No taxes were paid in 1996.

6.  RELATED PARTY TRANSACTIONS

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

    The Company entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals were approximately $500 for these facilities. Total expense recognized under the leases was $5,665 and $2,462 in 1997 and 1996, respectively. These leases expired in 1997.

    Argosy provides certain services for the Company which consist primarily of centralized reservations and insurance. Reimbursement for these expenses has been included in the income statement in the appropriate cost categories.

    The Company has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $106, $107 and $133 in 1998, 1997 and 1996, respectively.

7.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized under the Plan was $410, $517 and $52 for the years ended December 31, 1998, 1997 and 1996, respectively.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

8.  COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1998, are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
1999..................................................................................  $     503
2000..................................................................................        262
2001..................................................................................         16

    Rent expense for the years ended December 31, 1998, 1997, 1996 was $745, $6,459 and $2,837, respectively.

    CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS--In accordance with the terms of a development agreement, the Company entered into a lease with the City of Lawrenceburg for docking privileges for the riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Company. Under the terms of the development agreement, the Company pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

    The Company paid the City of Lawrenceburg approximately $33,848 in reimbursements for infrastructure improvements and unrestricted grants. These have been recorded as an intangible asset in the balance sheet at December 31, 1998 and 1997. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the development agreement. Accumulated amortization was $2,256 and $1,151 for the years ended December 31, 1998 and 1997, respectively.

    BONDING OBLIGATION--The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

    TERMINATION OF LAWRENCEBURG PARTNERSHIP--Under the terms of the partnership agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

    GUARANTY OF PARENT OBLIGATIONS--Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under the terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Indiana Gaming Company, L.P.

    We have audited the accompanying balance sheets of Indiana Gaming Company, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gaming Company, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Indianapolis, Indiana
January 29, 1999

                          INDIANA GAMING COMPANY, L.P.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.............................................  $  25,491  $  41,257
  Accounts receivable, net of allowance for doubtful accounts of $701
    and $347, respectively..............................................        707        382
  Other current assets..................................................        642      1,179
                                                                          ---------  ---------
    Total current assets................................................     26,840     42,818
                                                                          ---------  ---------
NET PROPERTY AND EQUIPMENT..............................................    193,469    175,030
OTHER ASSETS:
  Deposits..............................................................                   589
  Restricted cash and cash equivalents..................................                13,114
  Intangible assets, net of accumulated amortization of $2,675 and
    $1,292, respectively................................................     29,566     30,844
                                                                          ---------  ---------
    Total other assets..................................................     29,566     44,547
                                                                          ---------  ---------
TOTAL ASSETS............................................................  $ 249,875  $ 262,395
                                                                          ---------  ---------
                                                                          ---------  ---------
CURRENT LIABILITIES:
  Accounts payable......................................................  $   2,744  $   5,936
  Accrued payroll and related expenses..................................      4,195      2,924
  Accrued interest and preferred equity return..........................      4,574     12,571
  Installment contracts payable.........................................      1,961      3,288
  Accrued admission and gaming taxes....................................     10,835        900
  Other accrued liabilities.............................................      8,360      4,603
  Due to affiliates.....................................................        945      1,182
  Current maturities of other long-term obligations.....................                 4,583
  Current maturities of long-term debt..................................     21,478     25,832
                                                                          ---------  ---------
    Total current liabilities...........................................     55,092     61,819
                                                                          ---------  ---------
LONG-TERM DEBT..........................................................    107,722    143,570
OTHER LONG-TERM OBLIGATIONS.............................................                 2,000
PARTNERS' EQUITY:
  General partner.......................................................     56,592     37,395
  Limited partners......................................................     30,469     17,611
                                                                          ---------  ---------
    Total partners' equity..............................................     87,061     55,006
                                                                          ---------  ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY..................................  $ 249,875  $ 262,395
                                                                          ---------  ---------
                                                                          ---------  ---------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
REVENUES:
  Casino......................................................  $ 264,352  $ 127,908  $   3,930
  Admissions..................................................     16,025      7,895        776
  Food, beverage, hotel and other.............................     24,922      7,005        167
                                                                ---------  ---------  ---------
                                                                  305,299    142,808      4,873
  Less promotional allowances.................................    (20,578)    (5,784)      (462)
                                                                ---------  ---------  ---------
Net revenues..................................................    284,721    137,024      4,411
                                                                ---------  ---------  ---------
COSTS AND EXPENSES:
  Casino......................................................    110,330     58,081      2,116
  Food, beverage, hotel and other.............................     18,879      5,746        149
  Other operating expenses....................................      8,222     13,119        711
  Selling, general and administrative.........................     41,615     21,607        685
  Management fees-related parties.............................     13,209      4,809         94
  Depreciation and amortization...............................     12,567     10,922        378
  Preopening..................................................                           10,979
                                                                ---------  ---------  ---------
                                                                  204,822    114,284     15,112
                                                                ---------  ---------  ---------
Income (loss) from operations.................................     79,899     22,740    (10,701)
OTHER INCOME (EXPENSE):
  Interest income.............................................      1,205      1,400        127
  Interest expense............................................    (19,874)    (7,694)      (534)
                                                                ---------  ---------  ---------
                                                                  (18,669)    (6,294)      (407)
                                                                ---------  ---------  ---------
Net income (loss) prior to preferred equity return............     61,230     16,446    (11,108)
Preferred equity return.......................................     (5,554)    (5,443)    (3,726)
                                                                ---------  ---------  ---------
Net income (loss) attributable to common equity partners......  $  55,676  $  11,003  $ (14,834)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                  COMMON EQUITY (DEFICIT)                PREFERRED EQUITY
                                             ---------------------------------  -----------------------------------     TOTAL
                                              GENERAL     LIMITED                 GENERAL      LIMITED                PARTNERS'
                                              PARTNER    PARTNERS      TOTAL      PARTNER     PARTNERS      TOTAL      EQUITY
                                             ---------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1995.................  $   7,522   $   1,709   $   9,231   $   5,336                $   5,336   $  14,567
  Capital contributions....................                  3,850       3,850      15,220       15,194      30,414      34,264
  Net loss prior to preferred equity
    return.................................     (6,387)     (4,721)    (11,108)                                         (11,108)
  Preferred equity return..................     (2,142)     (1,584)     (3,726)      2,184        1,542       3,726
  Accrued preferred equity distribution....                                         (2,184)      (1,542)     (3,726)     (3,726)
                                             ---------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1996.................     (1,007)       (746)     (1,753)     20,556       15,194      35,750      33,997
  Net income prior to preferred equity
    return.................................      9,456       6,990      16,446                                           16,446
  Preferred equity return..................     (3,130)     (2,313)     (5,443)      3,136        2,307       5,443
  Accrued preferred equity distribution....                                         (3,136)      (2,307)     (5,443)     (5,443)
  Common equity distributions..............     (2,049)     (1,514)     (3,563)                                          (3,563)
  Capital contributions....................     13,569                  13,569                                           13,569
                                             ---------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1997.................     16,839       2,417      19,256      20,556       15,194      35,750      55,006
  Net income prior to preferred equity.....     35,207      26,023      61,230                                           61,230
  Preferred equity return..................     (3,199)     (2,355)     (5,554)      3,194        2,360       5,554
  Accrued preferred equity distribution....                                         (3,194)      (2,360)     (5,554)     (5,554)
  Common equity distributions..............    (14,625)    (10,810)    (25,435)                                         (25,435)
  Capital contributions....................      1,814                   1,814                                            1,814
                                             ---------  -----------  ---------  -----------  -----------  ---------  -----------
Balance, December 31, 1998.................  $  36,036   $  15,275   $  51,311   $  20,556    $  15,194   $  35,750   $  87,061
                                             ---------  -----------  ---------  -----------  -----------  ---------  -----------
                                             ---------  -----------  ---------  -----------  -----------  ---------  -----------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss) attributable to common equity partners....................  $   55,676  $   11,003  $  (14,834)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.............................................      12,567      10,922         453
    Accrued preferred equity dividends........................................       5,554       5,443       3,726
    Loss on disposal of equipment.............................................         391
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................        (325)       (244)       (138)
    Other current assets......................................................         537         527        (941)
    Accounts payable..........................................................      (3,192)      3,502       1,977
    Accrued interest payable..................................................      (8,010)      4,625       1,514
    Accrued liabilities.......................................................      17,914       5,436       2,289
                                                                                ----------  ----------  ----------
      Net cash provided by (used in) operating activities.....................      81,112      41,214      (5,954)
                                                                                ----------  ----------  ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow..............................................      13,114       1,805     (14,919)
  Purchases of property and equipment.........................................     (27,676)   (112,867)    (51,955)
  Payments under development agreement........................................      (6,583)    (13,586)     (6,946)
                                                                                ----------  ----------  ----------
      Net cash used in investing activities...................................     (21,145)   (124,648)    (73,820)
                                                                                ----------  ----------  ----------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Payments on installment contracts...........................................      (3,125)     (4,116)     (1,805)
  Payment of preferred return to partners.....................................      (8,680)     (2,736)
  Proceeds from contributed capital...........................................       1,814      13,569      34,264
  Repayment of long-term debt-related party...................................     (36,911)     (6,369)
  Repayment of long-term debt-outside party...................................      (3,292)
  Proceeds from long-term debt................................................                 119,243      56,529
  Partnership equity distributions............................................     (25,435)     (3,563)
  Other.......................................................................        (104)       (553)
                                                                                ----------  ----------  ----------
      Net cash (used in) provided by financing activities.....................     (75,733)    115,475      88,988
                                                                                ----------  ----------  ----------
Net (decrease) increase in cash and cash equivalents..........................     (15,766)     32,041       9,214
Cash and cash equivalents, beginning of year..................................      41,257       9,216           2
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of year........................................  $   25,491  $   41,257  $    9,216
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, was formed to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation. Partnership loans of $13,569 were reclassified as Partner's equity because the Partnership contribution cap, as defined by the Partnership agreement, was exceeded.

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

Building and leasehold and shore improvements.................    5 to 33
                                                                   years
Riverboat, docks and improvements.............................    5 to 20
                                                                   years
Furniture, fixtures and equipment.............................    5 to 10
                                                                   years

    IMPAIRMENT OF LONG-LIVED ASSETS--When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

    RESTRICTED CASH AND CASH EQUIVALENTS--Restricted cash and cash equivalents represented funds placed into an escrow account which were used to fund progress payments related to the construction of the Partnership's permanent landing facility.

    LICENSE APPLICATION FEES--License application fees associated with obtaining a gaming license have been capitalized and included in the balance sheet as a part of intangible assets at December 31, 1998 and 1997. These costs are being amortized over the life of the gaming license, which is five years. Accumulated amortization was $271 and $141 at December 31, 1998 and 1997, respectively.

    REVENUES AND PROMOTIONAL ALLOWANCES--The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) admissions, hotel rooms, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Admissions.......................................................  $  11,278  $   6,935  $     190
Hotel rooms......................................................        757
Food, beverage and other.........................................      4,898      1,200          4

    PREOPENING COSTS--Preopening costs, which consisted primarily of labor, vessel rent, training and marketing costs incurred prior to the commencement of gaming operations, were expensed as incurred.

    ADVERTISING COSTS--The Partnership expenses advertising costs as incurred. Advertising expense was $5,245, $4,877 and $503 for the years ended December 31, 1998, 1997 and 1996, respectively.

    INCOME TAXES--No provision (credit) for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    1998       1997
                                                                  ---------  ---------
Land............................................................  $  16,045  $  16,045
Building and leasehold and shore improvements...................    127,605    102,050
Riverboat, docks and improvements...............................     40,191     40,815
Furniture, fixtures and equipment...............................     31,135     21,809
Construction in progress........................................                 4,753
                                                                  ---------  ---------
                                                                    214,976    185,472
Less accumulated depreciation and amortization..................    (21,507)   (10,442)
                                                                  ---------  ---------
Net property and equipment......................................  $ 193,469  $ 175,030
                                                                  ---------  ---------
                                                                  ---------  ---------

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

3.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    1998       1997
                                                                  ---------  ---------
Capital loans payable to partners, interest at prime plus 6%
 (13.75% at December 31, 1998), principal paid in annual
 installments through 2004......................................  $ 107,493  $ 144,402
Notes payable, principal and interest payments due monthly
 through December 2001, interest payable at prime plus 1% (8.75%
 at December 31, 1998)..........................................     21,707     25,000
                                                                  ---------  ---------
                                                                    129,200    169,402
Less current maturities.........................................    (21,478)   (25,832)
                                                                  ---------  ---------
                                                                  $ 107,722  $ 143,570
                                                                  ---------  ---------
                                                                  ---------  ---------

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

    Interest expense to related parties amounted to $18,444 (net of $1,146 capitalized), $7,320 (net of $8,321 capitalized), and $636 (net of $874 capitalized) for the years ended December 31, 1998, 1997, and 1996, respectively.

    Maturities of long-term debt at December 31, 1998 are as follows:

1999...............................................................  $  21,478
2000...............................................................     21,856
2001...............................................................     32,119
2002...............................................................     17,915
2003...............................................................     17,916
Thereafter.........................................................     17,916

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

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Partnership acquired equipment in the amount of $1,798, $4,154 and $5,056 in 1998, 1997, and 1996, respectively, which was financed through installment contracts.

    The Partnership paid $25,889 ($23,329 to related parties), $12,004 ($11,712 to related parties) and $207 in interest for the years ended December 31, 1998, 1997 and 1996, respectively.

6.  OTHER RELATED PARTY TRANSACTIONS

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

    The Partnership entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals were approximately $500 for these facilities. Total expense recognized under the leases was $5,665 and $2,462 in 1997 and 1996, respectively. These leases expired in 1997.

    Argosy provides certain services for the Partnership which consist primarily of centralized reservations and insurance. Reimbursement for these expenses has been included in the income statement in the appropriate cost categories.

    The Partnership has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $106, $107 and $133 in 1998, 1997, and 1996, respectively.

7.  EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was $410, $517 and $52 for the years ended December 31, 1998, 1997 and 1996, respectively.

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

8.  COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1998, are as follows:

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
1999..................................................................................  $     503
2000..................................................................................        262
2001..................................................................................         16

    Rent expense, including related party leases, for the years ended December 31, 1998, 1997 and 1996 was $745, $6,459 and $2,837, respectively.

    CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS--In accordance with the terms of a development agreement, the Partnership entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Partnership. Under the terms of the development agreement, the Partnership pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

    The Partnership paid the City of Lawrenceburg $33,848 in reimbursements for infrastructure improvements and unrestricted grants. Subsequent to the commencement of operations at the temporary site, these have been recorded as an intangible asset in the balance sheet at December 31, 1998 and 1997. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the development agreement. Accumulated amortization was $2,256 and $1,151 at December 31, 1998 and 1997, respectively.

    BONDING OBLIGATION--The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

    TERMINATION OF LAWRENCEBURG PARTNERSHIP--Under the terms of the Partnership Agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

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

       Consolidated Balance Sheets--December 31, 1998 and 1997.

       Consolidated Statements of Operations--years ended December 31, 1998, 1997 and 1996.

       Consolidated Statements of Cash Flows--years ended December 31, 1998, 1997 and 1996.

       Consolidated Statements of Stockholders' Equity--years ended December 31, 1998, 1997 and 1996.

       Notes to Consolidated Financial Statements.

       Report of Independent Auditors.

        2. The following consolidated financial schedules of Argosy Gaming Company are included in response to Item 14 (a):

    I.  Condensed Financial Information of Registrant S-1.

    All other schedules specified under Regulation S-X for Argosy Gaming Company have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.

        3. The exhibits listed on the "Index to Exhibits" on page 101 are filed with this Form 10-K or incorporated by reference as set forth below.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  3.1      Amended and Restated Certification of Incorporation of the Company (previously filed with the
             Securities and Exchange Commission ("SEC") as an Exhibit to the Company's Registration Statement on
             Form S-1 (File No. 33-55878) and incorporated herein by reference).

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

  4.17     Form of Securities Purchase Agreement dated May 29, 1998 between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended
             June 30, 1998 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  4.18     Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of
             Argosy Gaming Company (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the
             quarter ended June 30, 1998 and incorporated herein by reference).

  4.19     Form of Warrant to Purchase Common Stock (previously filed with the SEC as an Exhibit to the Company's
             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  4.20     Form of Registration Rights Agreement dated May 29, 1998 between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended
             June 30, 1998 and incorporated herein by reference).

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

 10.8      Employment Agreement between the Company and Virginia M. McDowell (previously filed with the SEC as an
             Exhibit to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
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

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
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

 10.22     Employment Agreement between the Company and James B. Perry (previously filed with the SEC as an
             Exhibit to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

 10.23     Employment Agreement between the Company and James G. Gulbrandsen. (previously filed with the SEC as an
             Exhibit to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

 13        Portions of the 1998 Annual Report to Stockholders indicated on the Cross Reference Sheet and Table of
             Contents.

 21        List of Significant Subsidiaries

 23        Consent of Independent Auditors

 24        Power of Attorney

 27        Financial Data Schedule

------------------------

(b) The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1998:

    1. Report on Form 8-K dated December 1, 1998, filed with the Securities and Exchange Commission containing the press release regarding an amendment to the Company's Series A Convertible Preferred Stock Agreement.

(c) The Exhibits filed herewith, if any, are identified on the Exhibit index

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 1999.

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

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JAMES B. PERRY
------------------------------  President and Chief
        James B. Perry            Executive Officer

                                Vice President--Chief
      /s/ DALE R. BLACK           Financial Officer
------------------------------    (Principal Accounting
        Dale R. Black             Officer)

    /s/ EDWARD F. BRENNAN
------------------------------  Director
      Edward F. Brennan

    /s/ FELIX LANCE CALLIS
------------------------------  Director
      Felix Lance Callis

    /s/ WILLIAM F. CELLINI
------------------------------  Director
      William F. Cellini

    /s/ JIMMY F. GALLAGHER
------------------------------  Director
      Jimmy F. Gallagher

  /s/ JOHN BIGGS PRATT, SR.
------------------------------  Director
    John Biggs Pratt, Sr.

     /s/ WILLIAM MCENERY
------------------------------  Director
       William McEnery

*BY:      /s/ DALE R. BLACK
      -------------------------
            Dale R. Black
          ATTORNEY-IN-FACT
           March 19, 1999

                             ARGOSY GAMING COMPANY

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
                           DECEMBER 31, 1998 AND 1997
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.............................................  $  50,818  $   5,787
  Income taxes receivable...............................................        747      1,176
  Receivables...........................................................        796        698
  Deferred income taxes.................................................        183        768
  Other current assets..................................................      1,047      1,677
                                                                          ---------  ---------
    Total current assets................................................     53,591     10,106

  Net property and equipment............................................        644      1,153
  Restricted cash and cash equivalents..................................                12,431
  Investment in and advances to consolidated subsidiaries...............    332,528    351,356
  Other assets..........................................................     13,028     14,907
  Deferred taxes........................................................      3,546      1,521
                                                                          ---------  ---------
    TOTAL ASSETS........................................................  $ 403,337  $ 391,474
                                                                          ---------  ---------
                                                                          ---------  ---------
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities............................  $   7,134  $   8,811
Long-term debt..........................................................    350,000    350,000
Series A Convertible Preferred Stock, $.01 par value, 10,000,000 shares
  authorized, 800 shares issued and 547 shares outstanding..............      5,340

STOCKHOLDERS' EQUITY:
Common stock, $.01 par; 60,000,000 shares authorized; 25,830,313 shares issued and outstanding in 1998, and 24,498,333 issued and outstanding
  in 1997...............................................................        258        245
Capital in excess of par................................................     74,484     72,038
Accumulated deficit.....................................................    (33,879)   (39,620)
                                                                          ---------  ---------
                                                                             40,863     32,663
                                                                          ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................  $ 403,337  $ 391,474
                                                                          ---------  ---------
                                                                          ---------  ---------

           See accompanying notes to condensed financial statements.

                             ARGOSY GAMING COMPANY

            CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
                        DECEMBER 31, 1998, 1997 AND 1996
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
REVENUES
Management fees and other......................................  $   1,988  $   5,795  $   4,875

COSTS AND EXPENSES
General and administrative.....................................      9,475     23,035     15,208
Development and preopening costs...............................        509        595        835
                                                                 ---------  ---------  ---------
                                                                     9,984     23,630     16,043
                                                                 ---------  ---------  ---------
Loss from operations...........................................     (7,996)   (17,835)   (11,168)
Net interest expense...........................................    (38,356)   (32,145)   (22,177)
Equity in net income (loss) of consolidated subsidiaries.......     27,488      7,287     (6,769)
                                                                 ---------  ---------  ---------
Loss before income taxes and extraordinary item................    (18,864)   (42,693)   (40,114)
Income tax benefit.............................................     25,425      2,480     16,165
                                                                 ---------  ---------  ---------
Net income (loss) before extraordinary item....................      6,561    (40,213)   (23,949)
Extraordinary loss on extinguishment of debt (net of income tax
  benefit of $594).............................................                             (890)
                                                                 ---------  ---------  ---------
Net income (loss)..............................................      6,561    (40,213)   (24,839)
Preferred stock dividend and accretion.........................       (820)
                                                                 ---------  ---------  ---------
Net income (loss) attributable to common shareholders..........  $   5,741  $ (40,213) $ (24,839)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

           See accompanying notes to condensed financial statements.

                             ARGOSY GAMING COMPANY
     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
                        DECEMBER 31, 1998, 1997 AND 1996
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................  $   6,561  $ (40,213) $ (24,839)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation..................................................        554      2,100      1,671
  Amortization..................................................      1,904      1,933      1,761
  Extraordinary item............................................                              890
  Writedown of assets held for sale.............................                 9,600
  Compensation expense recognized on issuance of stock..........        239        175
  Deferred income taxes.........................................     (1,440)     6,454     (8,596)
  Changes in operating assets and liabilities:
    Other current assets........................................      1,808     11,254    (11,741)
    Accounts payable and accrued liabilities....................     (1,677)    (1,714)     2,866
                                                                  ---------  ---------  ---------
      Net cash provided by (used in) operating activities.......      7,949    (10,411)   (37,988)
                                                                  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities................................                            1,952
  Purchases of marketable securities............................                             (126)
  Investment in and advances to subsidiaries....................     17,969    (53,350)   (52,719)
  Restricted cash held by trustee...............................     12,431     57,201    (69,632)
  Purchases of property and equipment...........................        (58)    (2,084)    (7,641)
                                                                  ---------  ---------  ---------
    Net cash provided by (used in) investing activties..........     30,342      1,767   (128,166)
                                                                  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..................................                           44,500
  Retirement of line of credit..................................                          (90,000)
  Proceeds from the issuance of long term debt..................                          235,000
  Issuance of preferred stock...................................      7,365
  Increase in deferred finance costs............................                   (85)    (9,716)
  Other.........................................................       (625)
                                                                  ---------  ---------  ---------
    Net cash provided by (used in) financing activities.........      6,740        (85)   179,784
                                                                  ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............     45,031     (8,729)    13,630
Cash and cash equivalents, beginning of year....................      5,787     14,516        886
                                                                  ---------  ---------  ---------
Cash and cash equivalents, end of year..........................  $  50,818  $   5,787  $  14,516
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

           See accompanying notes to condensed financial statements.

                             ARGOSY GAMING COMPANY
     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) NOTES TO FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
                        DECEMBER 31, 1998, 1997 AND 1996

BASIS OF PRESENTATION

    The accompanying condensed financial information of Argosy Gaming Company ("Argosy") includes the accounts of Argosy, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy.