Form 10-Q
period 1999-03-31
ARGOSY GAMING CO
filed 1999-05-03
CIK 895385

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C., 20549
                                     FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999.

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 28,140,326 shares of Common Stock, $.01 par value per share, as of April 30, 1999.

                                 TABLE OF CONTENTS
                                       PART I


FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY
      Condensed Consolidated Balance Sheets                                1
      Condensed Consolidated Statements of Operations                      2
      Condensed Consolidated Statements of Cash Flows                      3
      Condensed Consolidated Statements of Stockholders' Equity            4
      Notes to Condensed Consolidated Financial Statements                 5


FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST
  MORTGAGE NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

      FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
        Condensed Balance Sheets                                          12
        Condensed Statements of Income                                    13
        Condensed Statements of Cash Flows                                14
        Notes to Condensed Financial Statements                           15

      FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY
         Condensed Balance Sheets                                         16
         Condensed Statements of Operations                               17
         Condensed Statements of Cash Flows                               18
         Notes to Condensed Financial Statements                          19

      FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
         Condensed Consolidated Balance Sheets                            20
         Condensed Consolidated Statements of Operations                  21
         Condensed Consolidated Statements of Cash Flows                  22
         Notes to Condensed Consolidated Financial Statements             23

      FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
         Condensed Balance Sheets                                         24
         Condensed Statements of Operations                               25
         Condensed Statements of Cash Flows                               26
         Notes to Condensed Financial Statements                          27

      FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
         Condensed Balance Sheets                                         28
         Condensed Statements of Operations                               29
         Condensed Statements of Cash Flows                               30
         Notes to Condensed Financial Statements                          31

      FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
         Condensed Consolidated Balance Sheets                            32
         Condensed Consolidated Statements of Income                      33
         Condensed Consolidated Statements of Cash Flows                  34
         Notes to Condensed Consolidated Financial Statements             35



      FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
         Condensed Balance Sheets                                         36
         Condensed Statements of Income                                   37
         Condensed Statements of Cash Flows                               38
         Notes to Condensed Financial Statements                          39

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS                                                 40


                                    PART II

Item 1  Legal Proceedings                                                 47
Item 2  Changes in Securities                                             49
Item 3  Defaults upon Senior Securities                                   49
Item 4  Submission of Matters to a Vote of Security Holders               49
Item 5  Other Information                                                 49
Item 6  Exhibits and Reports on Form 8-K                                  49


                             ARGOSY GAMING COMPANY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except Share and Per Share Data)

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  1999            1998
                                                                               -----------     ------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                 $ 105,936         $  89,857
     Other current assets                                                          9,165             9,399
                                                                               ---------         ---------
          Total current assets                                                   115,101            99,256
                                                                               ---------         ---------

NET PROPERTY AND EQUIPMENT                                                       392,106           395,920
                                                                               ---------         ---------

OTHER ASSETS:
     Goodwill and other intangible assets, net                                    51,319            51,817
     Other, net                                                                   15,280            15,759
                                                                               ---------         ---------
          Total other assets                                                      66,599            67,576
                                                                               ---------         ---------
TOTAL ASSETS                                                                   $ 573,806         $ 562,752
                                                                               ---------         ---------
                                                                               ---------         ---------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                   $ 66,819         $  57,130
     Other current liabilities                                                    13,342            14,255
                                                                               ---------         ---------
          Total current liabilities                                               80,161            71,385
                                                                               ---------         ---------

LONG-TERM DEBT                                                                   407,789           412,360
OTHER LONG-TERM OBLIGATIONS                                                        2,148             2,144
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES                         34,518            30,660

SERIES A CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE                                   -             5,340
  10,000,000 SHARES AUTHORIZED, 547 SHARES ISSUED
   AND OUTSTANDING AT DECEMBER 31, 1998

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;                           281               258
        28,140,326 shares issued and outstanding at March 31, 1999;
        25,830,313 shares issued and outstanding at December 31, 1998
     Capital in excess of par                                                     79,894            74,484
     Retained deficit                                                            (30,985)          (33,879)
                                                                               ---------         ---------
          Total stockholders' equity                                              49,190            40,863
                                                                               ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 573,806         $ 562,752
                                                                               ---------         ---------
                                                                               ---------         ---------


    See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Share and Per Share Data)


                                                                                   THREE MONTHS ENDED
                                                                               ---------------------------
                                                                                MARCH 31,       MARCH 31,
                                                                                  1999            1998
                                                                               -----------     -----------
                                                                               (UNAUDITED)     (UNAUDITED)
REVENUES:
     Casino                                                                      $ 129,128        $ 108,323
     Admissions                                                                      4,278            3,191
     Food, beverage and other                                                       13,593           11,133
                                                                                 ---------        ---------
                                                                                   146,999          122,647
     Less promotional allowances                                                    (9,608)          (6,947)
                                                                                 ---------        ---------
Net revenues                                                                       137,391          115,700
                                                                                 ---------        ---------

COSTS AND EXPENSES:
     Casino                                                                         59,450           52,623
     Food, beverage and other                                                        9,637            9,349
     Other operating expenses                                                        6,588            6,618
     Selling, general and administrative                                            28,652           23,393
     Depreciation and amortization                                                   8,473            8,066
                                                                                 ---------        ---------
                                                                                   112,800          100,049
                                                                                 ---------        ---------
Income from operations                                                              24,591           15,651
                                                                                 ---------        ---------

OTHER INCOME (EXPENSE):
     Interest income                                                                   907              810
     Interest expense                                                              (14,134)         (14,292)
                                                                                 ---------        ---------
                                                                                   (13,227)         (13,482)
                                                                                 ---------        ---------

Income before income taxes and minority interests                                   11,364            2,169
Minority interests                                                                  (7,843)          (4,606)
Income tax expense                                                                    (600)            (100)
                                                                                 ---------        ---------

Net income (loss)                                                                    2,921           (2,537)
Preferred stock dividends and accretion                                                (27)               -
                                                                                 ---------        ---------
Net income (loss) attributable to common stockholders                            $   2,894        $  (2,537)
                                                                                 ---------        ---------
                                                                                 ---------        ---------
Basic income (loss) per share                                                    $    0.11        $   (0.10)
                                                                                 ---------        ---------
                                                                                 ---------        ---------
Diluted income (loss) per share                                                  $    0.10        $   (0.10)
                                                                                 ---------        ---------
                                                                                 ---------        ---------


     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                                   THREE MONTHS ENDED
                                                                               ---------------------------
                                                                                MARCH 31,       MARCH 31,
                                                                                  1999            1998
                                                                               -----------     -----------
                                                                               (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income (loss)                                                          $   2,921        $  (2,537)
     Adjustments to reconcile net  income (loss) to net cash
       provided by operating activities:
     Depreciation                                                                    7,948            7,438
     Amortization                                                                    1,038            1,075
     Compensation expense recognized on issuance of stock                               66               66
     Minority interests                                                              7,843            4,606
     Changes in operating assets and liabilities:
     Other current assets                                                              173              229
     Accounts payable and other current liabilities                                 10,248           10,589
                                                                                 ---------        ---------
          Net cash provided by operating activities                                 30,237           21,466
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (4,130)         (15,107)
     Decrease in restricted cash held by trustees                                        -            8,142
     Decrease in long term obligations                                                   -           (1,247)
                                                                                 ---------        ---------
          Net cash used in investing activities                                     (4,130)          (8,212)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and installment contracts                           (2,113)          (1,282)
     Repayment of partner loans                                                     (3,368)          (5,236)
     Partnership equity distributions                                               (3,424)          (1,714)
     Payment of preferred equity return to partner                                  (1,123)             (75)
                                                                                 ---------        ---------
          Net cash used in financing activities                                    (10,028)          (8,307)
                                                                                 ---------        ---------
Net increase in cash and cash equivalents                                           16,079            4,947
Cash and cash equivalents, beginning of period                                      89,857           59,354
                                                                                 ---------        ---------
Cash and cash equivalents, end of period                                         $ 105,936        $  64,301
                                                                                 ---------        ---------
                                                                                 ---------        ---------


     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

                                                                                                               TOTAL
                                                                COMMON      CAPITAL IN       RETAINED      STOCKHOLDERS'
                                                   SHARES        STOCK     EXCESS OF PAR     DEFICIT          EQUITY
                                                 ----------     ------     -------------     --------      -------------
Balance, December 31, 1998                       25,830,313      $ 258       $ 74,484        $(33,879)       $ 40,863
  Restricted Stock
    compensation expense                                                           66                              66
  Preferred Stock conversion                      2,310,013         23          5,344                           5,367
  Net income for the three months
    ended March 31, 1999                                                                        2,921           2,921
  Preferred Stock dividends and accretion                                                         (27)            (27)
                                                 ----------      -----       --------        --------        --------
Balance, March 31, 1999                          28,140,326      $ 281       $ 79,894        $(30,985)       $ 49,190
                                                 ----------      -----       --------        --------        --------
                                                 ----------      -----       --------        --------        --------


    See accompanying notes to condensed consolidated financial statements.

                             ARGOSY GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (In Thousands, Except Share and Per Share Data)


1.     BASIS OF PRESENTATION

       Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through its subsidiaries or joint ventures, operates riverboat casinos in Alton, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Indiana Gaming Company, L.P., ("Indiana Partnership") is a limited partnership which owns the casino in Lawrenceburg, Indiana. The Company is the sole general partner, holds a 57.5% interest and manages the Indiana Partnership.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

       As of March 31, 1999 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $11,500 against its deferred tax assets.

                             ARGOSY GAMING COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
               (In Thousands, Except Share and Per Share Data)


2.  EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                     THREE MONTHS ENDED
                                                                -------------------------------
                                                                 MARCH 31,           MARCH 31,
                                                                    1999               1998
                                                                -----------         -----------
                                                                (UNAUDITED)         (UNAUDITED)
NUMERATOR:
Net income (loss)                                               $     2,921         $    (2,537)
Preferred stock dividends and accretion                                 (27)                  -
                                                                -----------         -----------
Numerator for basic earnings per share -
  Income (loss) attributable to common shareholders                   2,894              (2,537)

Effect of dilutive securities:
  Preferred stock dividends                                              27                   -
                                                                -----------         -----------
Numerator for diluted earnings per share -
  Income (loss) available to common
  stockholders after assumed conversions                            $ 2,921         $    (2,537)

DENOMINATOR:
Denominator for basic earnings per share -
  weighted-average shares outstanding                            27,114,690          24,333,333

Effect of dilutive securities:
  Restricted stock                                                   68,558                   -
  Employee stock options                                            119,470                   -
  Preferred stock                                                 1,046,624                   -
  Warrants                                                           12,987                   -
                                                                -----------         -----------
Dilutive potential common shares                                  1,247,639                   -

Denominator for diluted earnings per share - adjusted
  Weighted-average shares and assumed conversions                28,362,329          24,333,333
                                                                -----------         -----------
                                                                -----------         -----------
Basic earnings (loss) per share                                 $      0.11         $     (0.10)
                                                                -----------         -----------
                                                                -----------         -----------
Diluted earnings (loss) per share                               $      0.10         $     (0.10)
                                                                -----------         -----------
                                                                -----------         -----------


                             ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
                (In Thousands, Except Share and Per Share Data)


       Additional employee and directors stock options to purchase 852,024 shares of common stock at prices ranging from $4.25 to $16.75 were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

       12% Convertible Debentures (convertible into 6,497,175 shares of common stock at $17.70 per share) were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share as the net interest expense per common share obtainable on conversion exceeded basic earnings per share, thus the effect would be anti-dilutive.

3. CONVERTIBLE PREFERRED STOCK AND WARRANTS

       On June 16, 1998, the Company issued $8,000 of Series A Convertible Preferred Stock ("Preferred Shares"), together with warrants to purchase an additional 292,612 shares of Common Stock at $3.89 per share. The Preferred Shares mature in 2005, and the Company had the right to force conversion and/or redemption at maturity. A portion of the proceeds was allocated to the warrants and this discount was to be accreted over seven years. The warrants expire in 2003.

       The Preferred Shares provided for a 4% dividend per annum, payable in cash and/or in kind, at the time of conversion or maturity, at the Company's option.

       The Preferred Shares were convertible at the lower of the fixed initial strike price ($3.89 per share) or a floating price. The floating price is based on the market price of the Company's common stock. The warrants may be exercised at the fixed strike price subject to the same adjustment provisions.

       Through March 31, 1999, all 800 Preferred Shares had been converted into 3,641,993 shares of common stock. As of March 31, 1999 no warrants had yet been converted.

                             ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) CONTINUED
                (In Thousands, Except Share and Per Share Data)


4.  COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA--Under terms of the Lawrenceburg partnership agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Indiana Partnership will be sold in its entirety.

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

     An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has identified the S-Corporation status as one of the issues, although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13,800, including interest through March 31, 1999, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

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

     The following tables present summarized balance sheet information of the Company as of March 31, 1999 and December 31, 1998 and summarized operating statement information for the three months ended March 31, 1999 and 1998. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casinos in Sioux City, Iowa and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (UNAUDITED) CONTINUED
                  (In Thousands, Except Share and Per Share Data)


     Summarized balance sheet information as of March 31, 1999 and December 31, 1998 is as follows:

                                                                           MARCH 31, 1999
                                        -----------------------------------------------------------------------
                                        PARENT                        NON-
                                        COMPANY     GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                        -------     ----------     ----------     ------------     ------------
ASSETS:
     Current assets                    $ 70,314      $  29,315      $  24,222      $   (8,750)       $ 115,101
     Non-current assets                 350,029        374,589        225,748        (491,661)         458,705
                                       --------      ---------      ---------      ----------        ---------
                                       $420,343      $ 403,904      $ 249,970      $ (500,411)       $ 573,806
                                       --------      ---------      ---------      ----------        ---------
                                       --------      ---------      ---------      ----------        ---------

LIABILITIES AND EQUITY:
     Current liabilities               $ 21,179      $  68,096      $  51,599      $  (60,713)       $  80,161
     Non-current liabilities            349,974        256,203        102,449        (264,171)         444,455
     Stockholders' equity                49,190         79,605         95,922        (175,527)          49,190
                                       --------      ---------      ---------      ----------        ---------
                                       $420,343      $ 403,904      $ 249,970      $ (500,411)       $ 573,806
                                       --------      ---------      ---------      ----------        ---------
                                       --------      ---------      ---------      ----------        ---------


                                                                    DECEMBER 31, 1998
                                        -----------------------------------------------------------------------
                                        PARENT                        NON-
                                        COMPANY     GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                        -------     ----------     ----------     ------------     ------------
ASSETS:
     Current assets                    $ 55,896      $  22,236      $  29,585      $   (8,461)       $  99,256
     Non-current assets                 347,441        360,354        227,439        (471,738)         463,496
                                       --------      ---------      ---------      ----------        ---------
                                       $403,337      $ 382,590      $ 257,024      $ (480,199)       $ 562,752
                                       --------      ---------      ---------      ----------        ---------
                                       --------      ---------      ---------      ----------        ---------

LIABILITIES AND EQUITY:
     Current liabilities               $  7,134      $  47,507      $  59,116      $  (42,372)       $  71,385
     Non-current liabilities            350,000        269,878        111,208        (285,922)         445,164
     Convertible preferred stock          5,340              -              -               -            5,340
     Stockholders' equity                40,863         65,205         86,700        (151,905)          40,863
                                       --------      ---------      ---------      ----------        ---------
                                       $403,337      $ 382,590      $ 257,024      $ (480,199)       $ 562,752
                                       --------      ---------      ---------      ----------        ---------
                                       --------      ---------      ---------      ----------        ---------


                              ARGOSY GAMING COMPANY
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


     Summarized operating statement information for the three months ended March 31, 1999 and 1998 is as follows:

                                                          THREE MONTHS ENDED MARCH 31, 1999
                                        -----------------------------------------------------------------------
                                        PARENT                        NON-
                                        COMPANY     GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                        -------     ----------     ----------     ------------     ------------
Net revenues                           $    665      $  62,552      $  84,837      $ (10,663)        $ 137,391
Costs and expenses                        5,025         46,600         62,041           (866)          112,800
Net interest expense (income)             9,738           (704)         4,193              -            13,227
Net (loss) income                         2,894          9,767         17,278        (27,045)            2,894

                                                          THREE MONTHS ENDED MARCH 31, 1998
                                        -----------------------------------------------------------------------
                                        PARENT                        NON-
                                        COMPANY     GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                        -------     ----------     ----------     ------------     ------------
Net revenues                           $    167      $  55,620      $  65,228      $   (5,315)       $ 115,700
Costs and expenses                        2,873         48,444         49,505            (773)         100,049
Net interest expense (income)             9,536         (1,305)         4,900             351           13,482
Net (loss) income                        (2,537)         4,547          9,421         (13,968)          (2,537)


                              ALTON GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                            MARCH 31,      DECEMBER 31,
                                                              1999             1998
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                  $  9,373           $  4,383
     Other current assets                                     1,719              1,727
                                                           --------           --------
          Total current assets                               11,092              6,110

DUE FROM AFFILIATES                                           9,360             10,046

NET PROPERTY AND EQUIPMENT                                   27,042             26,808

OTHER ASSETS                                                      2                  2
                                                           --------           --------
TOTAL ASSETS                                               $ 47,496           $ 42,966
                                                           --------           --------
                                                           --------           --------

CURRENT LIABILITIES:
     Accounts payable                                      $  1,814           $  1,597
     Other accrued liabilities                                6,989              4,624
                                                           --------           --------
          Total current liabilities                           8,803              6,221
                                                           --------           --------

OTHER LONG-TERM OBLIGATIONS                                     205                201

DEFERRED INCOME TAXES                                         3,104              3,201

STOCKHOLDER'S EQUITY:
     Common stock - $1 par value, 1,000 shares
        authorized, issued and outstanding                        1                  1
     Capital in excess of par                                   256                256
     Retained earnings                                       35,127             33,086
                                                           --------           --------
          Total stockholder's equity                         35,384             33,343
                                                           --------           --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $ 47,496           $ 42,966
                                                           --------           --------
                                                           --------           --------


          See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                       THREE MONTHS ENDED
                                                 ------------------------------
                                                  MARCH 31,          MARCH 31,
                                                    1999               1998
                                                 -----------        -----------
                                                 (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                      $  18,109           $  17,029
     Food, beverage and other                        1,494               1,633
                                                 ---------           ---------
                                                    19,603              18,662
     Less promotional allowances                      (610)               (604)
                                                 ---------           ---------
Net revenues                                        18,993              18,058

COSTS AND EXPENSES
     Casino                                          8,409               7,948
     Food, beverage and other                        1,149               1,503
     Other operating expenses                        1,429               1,347
     Selling, general and administrative             2,998               2,903
     Depreciation and amortization                   1,026                 964
     Management fees - related party                   634                 661
                                                 ---------           ---------
                                                    15,645              15,326
                                                 ---------           ---------
Income from operations                               3,348               2,732
                                                 ---------           ---------

OTHER INCOME (EXPENSE)
     Interest income                                    33                  24
     Interest expense                                  (29)                 (4)
                                                 ---------           ---------
                                                         4                  20
                                                 ---------           ---------
Income before income taxes                           3,352               2,752
Income tax expense                                   1,311               1,069
                                                 ---------           ---------

Net income                                       $   2,041             $ 1,683
                                                 ---------           ---------
                                                 ---------           ---------


          See accompanying notes to condensed financial statements.

                               ALTON GAMING COMPANY
                        CONDENSED STATEMENTS OF CASH FLOWS
                  (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   2,041           $   1,683
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                         1,026                 964
    Deferred income taxes                                                  (97)                 39
    Changes in operating assets and liabilities:
      Other current assets                                                   8                 105
      Accounts payable                                                     217                (237)
      Income taxes payable to affiliate                                  1,408               1,031
      Other accrued liabilities                                            957                 360
                                                                     ---------           ---------
      Net cash provided by operating activities                          5,560               3,945
                                                                     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (1,260)               (190)
                                                                     ---------           ---------
      Net cash used in investing activities                             (1,260)               (190)
                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliates                                                        686              (3,772)
Increase in other long-term obligations                                      4                   3
                                                                     ---------           ---------
      Net cash provided by (used in) financing activities                  690              (3,769)
                                                                     ---------           ---------

Net increase (decrease) in cash and cash equivalents                     4,990                 (14)
Cash and cash equivalents, beginning of period                           4,383               3,807
                                                                     ---------           ---------
Cash and cash equivalents, end of period                             $   9,373           $   3,793
                                                                     ---------           ---------
                                                                     ---------           ---------


          See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - Alton Gaming Company ("Company"), an Illinois Corporation and a wholly-owned subsidiary of Argosy Gaming Company ("Argosy"), is engaged in the business of providing casino-style gaming and related entertainment to the public through the operation of the Alton Belle Casino in Alton, Illinois.

    The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

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

    An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has identified the S-Corporation status as one of the issues, although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $13,800, including interest through March 31, 1999, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. No provision has been made for this contingency in the accompanying condensed financial statements.

    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                           THE MISSOURI GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                            MARCH 31,      DECEMBER 31,
                                                              1999             1998
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                  $  5,081          $  3,905
     Other current assets                                     1,590             1,671
                                                           --------          --------
          Total current assets                                6,671             5,576

NET PROPERTY AND EQUIPMENT                                   65,715            66,819

OTHER ASSETS                                                  1,095             1,134
                                                           --------          --------
TOTAL ASSETS                                               $ 73,481          $ 73,529
                                                           --------          --------
                                                           --------          --------

CURRENT LIABILITIES:
     Accounts payable                                      $    876          $  1,405
     Other accrued liabilities                                6,055             4,414
                                                           --------          --------
          Total current liabilities                           6,931             5,819
                                                           --------          --------

DUE TO AFFILIATES                                            47,002            49,056

DEFERRED INCOME TAXES                                         2,442             2,260

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares
        authorized issued and outstanding
     Capital in excess of par                                 5,000             5,000
     Retained earnings                                       12,106            11,394
                                                           --------          --------
          Total stockholder's equity                         17,106            16,394
                                                           --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $ 73,481          $ 73,529
                                                           --------          --------
                                                           --------          --------


          See accompanying notes to condensed financial statements.

                           THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
REVENUES
     Casino                                                           $ 19,198            $ 18,359
     Food, beverage and other                                            2,759               3,053
                                                                      --------            --------
                                                                        21,957              21,412
     Less promotional allowances                                        (1,542)             (1,798)
                                                                      --------            --------
Net revenues                                                            20,415              19,614
                                                                      --------            --------

COSTS AND EXPENSES
     Casino                                                              9,946              10,101
     Food, beverage and other                                            1,990               2,362
     Other operating expenses                                            1,104               1,105
     Selling, general and administrative                                 3,881               3,955
     Depreciation and amortization                                       1,459               1,477
                                                                      --------            --------
                                                                        18,380              19,000
                                                                      --------            --------
Income from operations                                                   2,035                 614
                                                                      --------            --------

OTHER INCOME (EXPENSE):
Interest income                                                              6                  17
Interest expense                                                          (889)             (1,208)
                                                                      --------            --------
                                                                          (883)             (1,191)
                                                                      --------            --------
Income (loss) before income taxes                                        1,152                (577)
Income tax expense (benefit)                                               440                (161)
                                                                      --------            --------
Net income (loss)                                                     $    712            $   (416)
                                                                      --------            --------
                                                                      --------            --------


          See accompanying notes to condensed financial statements.

                            THE MISSOURI GAMING COMPANY
                         CONDENSED STATEMENTS OF CASH FLOWS
                  (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $    712            $   (416)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation                                                        1,419               1,437
     Amortization                                                           40                  40
     Deferred income taxes                                                 124                  85
     Changes in operating assets and liabilities:
          Income taxes payable to (receivable from) affiliate              316                (246)
          Other current assets                                             138                 357
          Accounts payable                                                (529)                305
          Other accrued liabilities                                      1,413               1,057
                                                                      --------            --------
          Net cash provided by operating activities                      3,633               2,619
                                                                      --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (315)               (110)
                                                                      --------            --------
     Net cash used in investing activities                                (315)               (110)
                                                                      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                          (88)                  -
Due to affiliates                                                       (2,054)             (1,722)
                                                                      --------            --------
     Net cash used in financing activities                              (2,142)             (1,722)
                                                                      --------            --------

Net increase in cash and cash equivalents                                1,176                 787
Cash and cash equivalents, beginning of period                           3,905               3,629
                                                                      --------            --------
Cash and cash equivalents, end of period                              $  5,081            $  4,416
                                                                      --------            --------
                                                                      --------            --------


          See accompanying notes to condensed financial statements.

                           THE MISSOURI GAMING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Missouri Gaming Company ("Company") (a Missouri corporation and a wholly owned subsidiary of Argosy Gaming Company, ("Argosy")) owns and operates a riverboat casino and related facilities in Riverside, Missouri.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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

                            ARGOSY OF LOUISIANA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands, Except Share and Per Share Data)

                                                            MARCH 31,      DECEMBER 31,
                                                              1999             1998
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                             $  4,052          $  3,025
     Other current assets                                     1,660             1,595
                                                           --------          --------
          Total current assets                                5,712             4,620

NET PROPERTY AND EQUIPMENT                                   38,886            39,670

OTHER ASSETS                                                  1,686             1,713
                                                           --------          --------
TOTAL ASSETS                                               $ 46,284          $ 46,003
                                                           --------          --------
                                                           --------          --------

CURRENT LIABILITIES:
     Accounts payable                                         $ 549             $ 595
     Due to affiliates                                        4,432             3,149
     Other accrued liabilities                                4,574             4,653
     Accrued interest - related party                         2,655             2,304
     Current maturities of long-term debt-related party      13,349            13,349
                                                           --------          --------
          Total current liabilities                          25,559            24,050
                                                           --------          --------

LONG-TERM DEBT-RELATED PARTY                                 34,709            34,709

DEFERRED INCOME TAXES                                           432               432

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                 1,363             1,484

STOCKHOLDER'S DEFICIT:
     Common stock - $1 par value, 1,000 shares
        authorized issued and outstanding                         1                 1
     Accumulated deficit                                    (15,780)          (14,673)
                                                           --------          --------
          Total stockholder's deficit                       (15,779)          (14,672)
                                                           --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                $ 46,284          $ 46,003
                                                           --------          --------
                                                           --------          --------


    See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
REVENUES
     Casino                                                           $ 12,579            $ 12,104
     Food, beverage and other                                            1,297               1,684
                                                                      --------            --------
                                                                        13,876              13,788
     Less promotional allowances                                          (850)             (1,084)
                                                                      --------            --------
Net revenues                                                            13,026              12,704
                                                                      --------            --------

COST AND EXPENSES
     Casino                                                              7,439               7,472
     Food, beverage and other                                            1,117               1,498
     Other operating expenses                                            1,211               1,390
     Selling, general and administrative                                 2,775               3,322
     Depreciation and amortization                                       1,371               1,293
                                                                      --------            --------
                                                                        13,913              14,975
                                                                      --------            --------

Loss from operations                                                      (887)             (2,271)
Interest (expense) income net:
     Interest to related party                                            (351)               (351)
     Other                                                                  10                  20
                                                                      --------            --------
Loss  before minority interest                                          (1,228)             (2,602)
Minority interest                                                          121                 254
                                                                      --------            --------
Net loss                                                              $ (1,107)           $ (2,348)
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,107)           $ (2,348)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        1,344               1,266
     Amortization                                                           27                  27
     Minority interest                                                    (121)               (254)
     Changes in operating assets and liabilities:
          Other current assets                                             (65)                833
          Accounts payable                                                 (46)                 68
          Other accrued liabilities                                        310                 314
                                                                      --------            --------
          Net cash provided by (used in) operating activities              342                 (94)
                                                                      --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (560)               (417)
                                                                      --------            --------
     Net cash used in investing activities                                (560)               (417)
                                                                      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                          (38)                  -
Increase in due to affiliates                                            1,283                 253
                                                                      --------            --------
     Net cash provided by financing activities                           1,245                 253
                                                                      --------            --------

Net increase (decrease) in cash and cash equivalents                     1,027                (258)
Cash and cash equivalents, beginning of period                           3,025               3,429
                                                                      --------            --------
Cash and cash equivalents, end of period                              $  4,052            $  3,171
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2.   COMMITMENTS

         The City of Baton Rouge and the Parish of East Baton Rouge (collectively referred to as "City-Parish") and Jazz have an agreement which requires Jazz and the Company to pay to the City-Parish $2.50 per passenger. Additionally, Jazz agreed to pay to the City-Parish an additional passenger fee which is now $2.50 per passenger, until actual construction of a hotel commences by Jazz or another Argosy affiliate.

         Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through March 31, 1999, the Company has paid all admission payments due under the above agreements.

         Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes.

                        CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED BALANCE SHEETS
                   (In Thousands, Except Share and Per Share Data)

                                                            MARCH 31,      DECEMBER 31,
                                                              1999             1998
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                             $  4,052          $  3,025
     Other current assets                                       829               764
                                                           --------          --------
          Total current assets                                4,881             3,789

NET PROPERTY AND EQUIPMENT                                   38,886            39,670

OTHER ASSETS                                                  1,686             1,713
                                                           --------          --------
TOTAL ASSETS                                               $ 45,453          $ 45,172
                                                           --------          --------
                                                           --------          --------

CURRENT LIABILITIES:
     Accounts payable                                         $ 549          $    595
     Other accrued liabilities                                4,489             4,591
     Accrued interest-related party                           2,655             2,304
     Due to affiliates                                        4,432             3,149
     Notes payable and current maturities of
       long-term debt-related party                          13,349            13,349
                                                           --------          --------
          Total current liabilities                          25,474            23,988

LONG-TERM DEBT-RELATED PARTY                                  6,022             6,022
PARTNERS' EQUITY                                             13,957            15,162
                                                           --------          --------
TOTAL LIABILITIES AND PARTNERS' EQUITY                     $ 45,453          $ 45,172
                                                           --------          --------
                                                           --------          --------


    See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                                           $ 12,579            $ 12,104
     Food, beverage and other                                            1,297               1,684
                                                                      --------            --------
                                                                        13,876              13,788
     Less promotional allowances                                          (850)             (1,084)
                                                                      --------            --------
Net revenues                                                            13,026              12,704
                                                                      --------            --------
COSTS AND EXPENSES
     Casino                                                              7,439               7,472
     Food, beverage and other                                            1,117               1,498
     Other operating expenses                                            1,211               1,390
     Selling, general and administrative                                 2,752               3,262
     Depreciation and amortization                                       1,371               1,293
                                                                      --------            --------
                                                                        13,890              14,915
                                                                      --------            --------

Loss from operations                                                      (864)             (2,211)
INTEREST (EXPENSE) INCOME (NET):
     Related parties                                                      (351)               (351)
     Other                                                                  10                  20
                                                                      --------            --------
                                                                          (341)               (331)
                                                                      --------            --------
Net loss                                                              $ (1,205)           $ (2,542)
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,205)           $ (2,542)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        1,344               1,266
     Amortization                                                           27                  27
     Changes in operating assets and liabilities:
          Other current assets                                             (65)                 94
          Accounts payable                                                 (46)               (215)
          Accrued interest to related parties                              351                 351
          Other accrued liabilities                                        (64)                925
                                                                      --------            --------
     Net cash provided by (used in) operating activities                   342                 (94)
                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (560)               (417)
                                                                      --------            --------
     Net cash used in investing activities                                (560)               (417)
                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                          (38)                  -
Increase in due to affiliates                                            1,283                 253
                                                                      --------            --------
     Net cash provided by financing activities                           1,245                 253
                                                                      --------            --------
Net increase (decrease) in cash and cash equivalents                     1,027                (258)
Cash and cash equivalents, beginning of period                           3,025               3,429
                                                                      --------            --------
Cash and cash equivalents, end of period                              $  4,052             $ 3,171
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION-Catfish Queen Partnership in Commendam ("Partnership") provides riverboat gaming and related entertainment in Baton Rouge, Louisiana. The Partnership is comprised of a 90% general partner, Argosy of Louisiana, Inc. ("General Partner"), and a 10% partner in commendam, Jazz Enterprises, Inc. ("Jazz") both wholly owned subsidiaries of Argosy Gaming Company ("Argosy").

       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

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

         Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through March 31, 1999, the Partnership has paid all admission payments due under the above agreements.

         Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") . The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes.

                             JAZZ ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                            MARCH 31,      DECEMBER 31,
                                                              1999             1998
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                $     34          $      -
  Other current assets                                           66               110
                                                           --------          --------
    Total current assets                                        100               110

NET PROPERTY AND EQUIPMENT                                   52,207            52,733
GOODWILL, NET                                                19,189            19,325
NOTE RECEIVABLE                                               1,892             1,892
OTHER ASSETS                                                  1,503             1,636
                                                           --------          --------
TOTAL ASSETS                                               $ 74,891          $ 75,696
                                                           --------          --------
                                                           --------          --------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    2,824          $  2,843
  Current maturities of long-term debt                          545               545
                                                           --------          --------
    Total current liabilities                                 3,369             3,388
                                                           --------          --------

LONG-TERM DEBT                                                6,388             6,552
LONG-TERM DEBT - RELATED PARTY                               75,804            75,625
STOCKHOLDER'S DEFICIT
  Common stock, no par value, 100,000 shares
    authorized, 200 shares issued and outstanding
  Accumulated deficit                                       (10,670)           (9,869)
                                                           --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                $ 74,891          $ 75,696
                                                           --------          --------
                                                           --------          --------


    See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
REVENUES:
     Lease revenue                                                    $    757            $    754
     Rent revenue                                                          120                  89
                                                                      --------            --------
                                                                           877                 843
                                                                      --------            --------

COSTS AND EXPENSES:
     Operating expenses                                                    277                 260
     Selling, general and administrative                                   399                 396
     Depreciation and amortization                                         675                 652
                                                                      --------            --------
                                                                         1,351               1,308
                                                                      --------            --------

Loss from operations                                                      (474)               (465)

OTHER EXPENSE:
     Interest expense                                                     (206)               (220)
     Equity in loss of unconsolidated partnership                         (121)               (254)
                                                                      --------            --------
Net loss                                                              $   (801)           $   (939)
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed financial statements.

                              JAZZ ENTERPRISES, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $   (801)           $   (939)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                          526                 439
     Amortization                                                          149                 213
     Equity in loss of unconsolidated partnership                          121                 254
     Other current assets                                                   44                (158)
     Accounts payable and accrued liabilities                              (20)                241
                                                                      --------            --------
          Net cash provided by operating activities                         19                  50
                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    -                 (81)
                                                                      --------            --------
          Net cash used in investing activities                              -                 (81)
                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                 (164)               (123)
     Advances from affiliate                                               179                 134
                                                                      --------            --------
          Net cash provided by financing activities                         15                  11
                                                                      --------            --------
Net increase (decrease) in cash and cash equivalents                        34                 (20)
Cash and cash equivalents, beginning of period                               -                  20
                                                                      --------            --------
Cash and cash equivalents, end of period                              $     34            $      -
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION-Jazz Enterprises, Inc., ("Jazz" or "the Company") a Louisiana corporation and a wholly owned subsidiary of Argosy Gaming Company ("Argosy") was incorporated for the purpose of developing a riverboat gaming operation and an entertainment complex known as "Catfish Town" in Baton Rouge, Louisiana.

         The Company entered into a partnership ("Partnership") with Argosy of Louisiana, Inc. (a wholly owned subsidiary of Argosy) ("ALI") in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

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

     Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through March 31, 1999, the partnership has paid all admission payments due under the above agreements.

     Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes.

                           THE INDIANA GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                            MARCH 31,      DECEMBER 31,
                                                              1999             1998
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                $ 20,649          $ 25,491
  Other current assets                                        1,275             1,603
                                                           --------          --------
    Total current assets                                     21,924            27,094
                                                           --------          --------
NET PROPERTY AND EQUIPMENT                                  192,668           194,731
                                                           --------          --------
OTHER ASSETS:
  Deposits                                                       46                 -
  Intangible assets, net                                     29,220            29,566
  Deferred income taxes                                         379               722
                                                           --------          --------
    Total other assets                                       29,645            30,288
                                                           --------          --------
TOTAL ASSETS                                               $244,237          $252,113
                                                           --------          --------
                                                           --------          --------

CURRENT LIABILITIES:
  Accounts payable                                         $  1,310          $ 1,974
  Accrued interest and dividends payable-related parties      1,600            2,183
  Other accrued liabilities                                  20,276           26,393
  Current maturities of long-term debt                       11,204           11,095
  Income taxes payable                                       30,070           24,534
                                                           --------          --------
    Total current liabilities                                64,460           66,179
                                                           --------          --------
LONG-TERM DEBT                                              100,303          118,933
MINORITY INTERESTS                                           34,224           30,516

STOCKHOLDER'S EQUITY:
  Common stock - $.01 par value, 1,000 shares
    authorized issued and outstanding
  Retained earnings                                          45,250           36,485
                                                           --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $244,237         $252,113
                                                           --------          --------
                                                           --------          --------


    See accompanying notes to condensed consolidated financial statements.

                            THE INDIANA GAMING COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                                           $ 73,079            $ 55,570
     Admissions                                                          4,278               3,191
     Food, beverage and other                                            7,523               4,187
                                                                      --------            --------
                                                                        84,880              62,948
     Less promotional allowances                                        (6,411)             (3,197)
                                                                      --------            --------
Net revenues                                                            78,469              59,751
                                                                      --------            --------

COST AND EXPENSES:
     Casino                                                             30,368              24,032
     Food, beverage and other                                            5,006               3,583
     Other operating expenses                                            2,023               1,991
     Selling, general and administrative                                11,873               8,916
     Depreciation and amortization                                       3,328               2,894
     Management fees-related parties                                     1,460               1,061
                                                                      --------            --------
                                                                        54,058              42,477
                                                                      --------            --------
Income from operations                                                  24,411              17,274
                                                                      --------            --------

OTHER INCOME (EXPENSE):
     Interest income                                                        99                 445
     Interest expense                                                   (2,172)             (2,677)
                                                                      --------            --------
                                                                        (2,073)             (2,232)
                                                                      --------            --------
Income before minority interests and income taxes                       22,338              15,042
Minority interests                                                      (7,693)             (4,620)
Income tax expense                                                      (5,880)             (4,111)
                                                                      --------            --------
Net income                                                            $  8,765            $  6,311
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  8,765            $  6,311
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                       2,982               2,548
      Amortization                                                         346                 346
      Deferred income taxes                                                343                 380
      Minority interests                                                 7,693               4,620
   Changes in operating assets and liabilities:
           Other current assets and deposits                               282                  12
           Accounts payable                                               (664)             (3,498)
           Accrued interest payable to related parties                     (21)             (2,759)
           Accrued liabilities                                             313               7,800
                                                                      --------            --------
           Net cash provided by operating activities                    20,039              15,760
                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                                         -               6,486
      Purchases of property and equipment                                 (919)            (14,253)
      Other                                                                  -              (1,520)
                                                                      --------            --------
           Net cash used in investing activities                          (919)             (9,287)
                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on installment contracts                                    (894)               (435)
     Repayment of long-term debt                                       (15,153)             (9,111)
     Repayment of partnership loans                                     (3,368)             (5,236)
     Payment of preferred equity return to partner                      (1,123)                (75)
     Partnership equity distributions                                   (3,424)             (1,714)
                                                                      --------            --------
           Net cash used in financing activities                       (23,962)            (16,571)
                                                                      --------            --------
Net decrease in cash and cash equivalents                               (4,842)            (10,098)
Cash and cash equivalents, beginning of period                          25,491              41,257
                                                                      --------            --------
Cash and cash equivalents, end of period                              $ 20,649            $ 31,159
                                                                      --------            --------
                                                                      --------            --------


    See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION-The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Partnership, together with, three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

2.   COMMITMENTS AND CONTINGENCIES

     CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS-In accordance with the terms of a Development Agreement, the Company entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Company. Under the terms of the Development Agreement, the Company pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

     BONDING OBLIGATION-The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

     TERMINATION OF LAWRENCEBURG PARTNERSHIP-Under the terms of the partnership agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

     GUARANTY OF PARENT OBLIGATIONS-Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under the terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes.

                          INDIANA GAMING COMPANY, L.P.
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                            MARCH 31,      DECEMBER 31,
                                                              1999             1998
                                                           -----------     ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                $  20,649         $  25,491
  Other current assets                                         1,021             1,349
                                                           ---------         ---------
    Total current assets                                      21,670            26,840
                                                           ---------         ---------
NET PROPERTY AND EQUIPMENT                                   191,419           193,469
                                                           ---------         ---------
OTHER ASSETS:
  Deposits and other assets                                       46                 -
  Intangible assets, net                                      29,220            29,566
                                                           ---------         ---------
    Total other assets                                        29,266            29,566
                                                           ---------         ---------
TOTAL ASSETS                                               $ 242,355         $ 249,875
                                                           ---------         ---------
                                                           ---------         ---------
CURRENT LIABILITIES:
  Accounts payable                                         $   2,084         $   2,744
  Accrued interest and dividends payable-related parties       3,843             4,475
  Other accrued liabilities                                   19,172            25,450
  Due to affiliates                                            1,106               945
  Current maturities of long-term debt                        21,586            21,478
                                                           ---------         ---------
    Total current liabilities                                 47,791            55,092
                                                           ---------         ---------

LONG-TERM DEBT                                                98,781           107,722
PARTNERS' EQUITY:
  General partner                                             61,608            56,592
  Limited partners                                            34,175            30,469
                                                           ---------         ---------
    Total partners' equity                                    95,783            87,061
                                                           ---------         ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY                     $ 242,355         $ 249,875
                                                           ---------         ---------
                                                           ---------         ---------


          See accompanying notes to condensed financial statements.

                         INDIANA GAMING COMPANY, L.P.
                        CONDENSED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                                           $ 73,079            $ 55,570
     Admissions                                                          4,278               3,191
     Food, beverage and other                                            7,523               4,187
                                                                      --------            --------
                                                                        84,880              62,948
     Less promotional allowances                                        (6,411)             (3,197)
                                                                      --------            --------
Net revenues                                                            78,469              59,751
                                                                      --------            --------

COST AND EXPENSES:
     Casino                                                             30,368              24,032
     Food, beverage and other                                            5,006               3,583
     Other operating expenses                                            2,023               1,991
     Selling, general and administrative                                11,873               8,916
     Depreciation and amortization                                       3,315               2,880
     Management fees-related parties                                     3,650               2,654
                                                                      --------            --------
                                                                        56,235              44,056
                                                                      --------            --------
Income from operations                                                  22,234              15,695
                                                                      --------            --------

OTHER INCOME (EXPENSE):
     Interest income                                                        99                 446
     Interest expense                                                   (4,233)             (5,271)
                                                                      --------            --------
                                                                        (4,134)             (4,825)
                                                                      --------            --------
Net income prior to preferred equity return                             18,100              10,870
Preferred equity return                                                 (1,322)             (1,402)
                                                                      --------            --------
Net income attributable to common equity partners                     $ 16,778            $  9,468
                                                                      --------            --------
                                                                      --------            --------


          See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $ 16,778            $  9,468
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                                     2,969               2,533
        Amortization                                                       346                 346
        Accrued preferred equity dividends                               1,322               1,402
     Changes in operating assets and liabilities:
        Due from affiliates                                                161              (1,251)
        Other current assets                                               281                (199)
        Accounts payable                                                  (660)             (2,944)
        Accrued interest payable to related parties                        689              (3,641)
        Accrued liabilities                                             (5,383)              4,331
                                                                      --------            --------
           Net cash provided by operating activities                    16,503              10,045
                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted cash held in escrow                                       -               6,487
        Payments under development agreement and
            other infrastructure improvements                                -              (1,250)
        Purchases of property and equipment                               (919)            (14,283)
                                                                      --------            --------
           Net cash used in investing activities                          (919)             (9,046)
                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                                 (894)               (435)
        Payment of preferred return to partners                         (2,643)               (177)
        Partnership equity distributions                                (8,056)             (4,034)
        Payments on long-term debt and partner loans                    (8,833)             (6,451)
                                                                      --------            --------
           Net cash used in financing activities                       (20,426)            (11,097)
                                                                      --------            --------
Net decrease in cash and cash equivalents                               (4,842)            (10,098)
Cash and cash equivalents,  beginning of period                         25,491              41,257
                                                                      --------            --------
Cash and cash equivalents,  end of period                             $ 20,649            $ 31,159
                                                                      --------            --------
                                                                      --------            --------


          See accompanying notes to condensed financial statements.

                         INDIANA GAMING COMPANY, L.P.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                  (In Thousands, Except Share and Per Share Data)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION-Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership was formed to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 9.5% limited partner and RJ Investments, Inc., a 4% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests.

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

2.    COMMITMENTS AND CONTINGENCIES

      CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS-In accordance with the terms of a Development Agreement, the Partnership entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Partnership. Under the terms of the Development Agreement, the Partnership pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

      BONDING OBLIGATION-The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

      TERMINATION OF PARTNERSHIP-Under the terms of the Partnership Agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company, through its subsidiaries or joint ventures, owns and operates the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Belle of Baton Rouge Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino and Hotel in Lawrenceburg, Indiana.

         The Company's results of operations for the three months ended March 31, 1999 reflect increases in both revenues and operating income at all of its casino properties over 1998 amounts. This improvement is attributed to the Company's operating strategy, which has been developed with the goal to position the Company as the premier riverboat casino operator. This strategy includes capitalizing on management's significant experience and expertise in gaming industry operations and marketing, developing the Company's marketing strategies with an emphasis on direct marketing, and prudently investing in gaming and gaming-related assets for its properties.

         The results of operations of the Company's Baton Rouge casino are significantly impacted by the imposition of a head tax. Under the terms of an agreement with the City of Baton Rouge, the Company is required to pay a head tax of $2.50 per passenger until such time as the Company commences construction of a hotel. Once construction commences, the head tax ceases and the Company would save approximately $3.0 million to $3.5 million annually. The Company is in negotiations with several developers pertaining to the construction of a hotel; however, no assurances can be given as to the timing of the development of a hotel or as to the required financial commitment of the Company. The Company's ability to recover the carrying amount of its long-lived assets in Baton Rouge is dependent on several factors including achieving anticipated operating results, the competitive environment, and the hotel development. If the Company is unable to develop the hotel or if the Company's operating results do not improve through cost efficiencies or following the elimination of video poker at competing outlets, management's evaluation of recoverability could change and the Company could record an impairment loss amounting to a substantial portion of its $115 million Baton Rouge investment.

         The Company is in a net operating loss carryforward position at March 31, 1999. The Company utilized approximately $3.0 million of net operating loss carryforwards to offset its federal tax liability for the three months ended March 31, 1999. No federal tax benefit was recorded on the Company's operating loss for the three months ended March 31, 1998 due to the uncertainty of realization.

                             ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
Casino Revenues
     Alton Belle Casino                                               $  18,109          $  17,029
     Argosy Casino Riverside                                             19,198             18,359
     Belle of Baton Rouge Casino                                         12,579             12,104
     Belle of Sioux City Casino                                           6,163              5,261
     Argosy Casino & Hotel in Lawrenceburg                               73,079             55,570
                                                                      ---------          ---------
          Total                                                       $ 129,128          $ 108,323
                                                                      ---------          ---------
                                                                      ---------          ---------

NET REVENUES
     Alton Belle Casino                                               $  18,993          $  18,058
     Argosy Casino Riverside                                             20,415             19,614
     Belle of Baton Rouge Casino                                         13,026             12,704
     Belle of Sioux City Casino                                           6,369              5,477
     Argosy Casino & Hotel in Lawrenceburg                               78,469             59,751
     Other                                                                  119                 96
                                                                      ---------          ---------
          Total                                                       $ 137,391          $ 115,700
                                                                      ---------          ---------
                                                                      ---------          ---------

INCOME (LOSS) FROM OPERATIONS(1)
     Alton Belle Casino                                               $   3,982          $   3,393
     Argosy Casino Riverside                                              2,035                614
     Belle of Baton Rouge Casino                                           (107)            (1,457)
     Belle of Sioux City Casino                                             845                264
     Argosy Casino & Hotel in Lawrenceburg                               24,424             17,287
     Corporate (3)                                                       (5,026)            (2,863)
     Jazz                                                                (1,231)            (1,220)
     Other                                                                 (331)              (367)
                                                                      ---------          ---------
          Total                                                       $  24,591          $  15,651
                                                                      ---------          ---------
                                                                      ---------          ---------

EBITDA(1)(2)
     Alton Belle Casino                                               $   5,008          $   4,357
     Argosy Casino Riverside                                              3,494              2,091
     Belle of Baton Rouge Casino                                          1,264               (164)
     Belle of Sioux City Casino                                           1,125                518
     Argosy Casino & Hotel in Lawrenceburg                               27,739             20,166
     Corporate (3)                                                       (5,019)            (2,657)
     Jazz                                                                  (556)              (569)
     Other                                                                    9                (25)
                                                                      ---------          ---------
          Total                                                       $  33,064          $  23,717
                                                                      ---------          ---------
                                                                      ---------          ---------


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

(2) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity). EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. The Company has other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

(3) Includes expenses related to a severance package and a settlement arrangement of approximately $1.8 million for the three months ended March 31, 1999.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         CASINO--Casino revenues for the three months ended March 31, 1999 increased by $20.8 million to $129.1 million from $108.3 million for the three months ended March 31, 1998 due primarily to a $17.5 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $73.1 million for the three months ended March 31, 1999. The Company's other properties reported an aggregate 6.2% increase in casino revenues from $52.8 to $56.0 million. In particular, Alton casino revenues increased from $17.0 to $18.1 million, Riverside casino revenues increased from $18.4 to $19.2 million, Sioux City casino revenues increased from $5.3 to $6.2 million, and Baton Rouge casino revenues increased from $12.1 to $12.6 million.

         Casino expenses increased to $59.5 million for the three months ended March 31, 1999 from $52.6 million for the three months ended March 31, 1998. This increase is primarily due to increased Lawrenceburg casino expenses of $6.3 million to $30.4 million attributable to the overall increase in Lawrenceburg casino revenues of $17.5 million. Casino expenses at Alton increased $0.5 million due to the overall increase in Alton casino revenues of $1.1 million.

         ADMISSIONS--Admissions revenues (net of complimentary admissions) decreased slightly by $0.3 million to $1.5 million. Although the number of admissions increased, more complimentary admissions were given to customers as part of increased promotions.

         FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $2.5 million to $13.6 million for the three month period ended March 31, 1999. This increase is attributable to restaurants at the Lawrenceburg property being opened the entire quarter in 1999. Food, beverage and other net profit improved $2.2 million to $4.0 million for the three months ended March 31, 1999. Alton and Riverside each reported decreases in food and beverage revenues and expenses. Alton's decrease was due to the closing of a restaurant during the entire three months ended March 31, 1999 in conjunction with a major renovation. Riverside's decreases were primarily due to the decreased use of food and beverage as a promotional item.

         The Lawrenceburg hotel, which opened in May 1998, contributed $0.8 million in net revenues and $0.2 million of operating profit. The hotel occupancy percentage was 78% and the average daily room rate was $79.

         OTHER OPERATING EXPENSES--Other operating expenses were virtually unchanged at $6.6 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $5.3 million to $28.5 million for the three months ended March 31, 1999 due primarily to an increase of $3.0 million at Lawrenceburg relating to expanded promotions and additional payments due to the city due to increased gaming revenue. Baton Rouge selling, general and administrative expenses decreased by $0.5 million due to the elimination of the group sales department as a result of cost reduction programs and a decrease in insurance expense due to favorable claims experience. Corporate expenses increased by $1.8 million due to expenses related to a severance package and settlement arrangement.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $0.4 million from $8.1 million for the three months ended March 31, 1998 to $8.5 million for the three months ended March 31, 1999, due to depreciation on the Lawrenceburg hotel which was opened in May 1998.

         INTEREST EXPENSE--Net interest expense decreased $0.3 million to $13.2 million for the three months ended March 31, 1999. This decrease is due to a decrease in interest expense to a minority partner of $0.6 million offset by capitalized interest of $0.5 million in the first three months of 1998.

COMPETITION

         The Company's Alton Casino faces competition from five other riverboat casino operators in the St. Louis area and expects the level of competition to remain intense in the future. The Company's Riverside Casino faces competition from three casino companies in the Kansas City area that offer dockside gaming, two of which offer two gaming vessels each. Until July 1998, there was an additional competitor in the Kansas City market. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. As a result of a 1996 general referendum by which the public reaffirmed casino gaming in Baton Rouge, effective June 1, 1999 video poker machines will no longer be permitted in non-casino locations in the majority of Baton Rouge parishes. The Company is renovating the Belle of Baton Rouge facilities to aggressively pursue the approximately $80 million portion of the video poker market that will be eliminated. The Company faces competition in Sioux City, Iowa, from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market. In addition, a riverboat casino opened in November 1998 in the Louisville, Kentucky area approximately 100 miles from the Company's Lawrenceburg facility and a competing riverboat is expected to open approximately 45 miles from the Company's Lawrenceburg facility in 2000. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

         In the three months ended March 31, 1999, the Company generated cash flows from operating activities of $30.2 million compared to $21.5 million for the same period in 1998. This increase is attributable to improved operations at each of the Company's five casino locations.

         In the three months ended March 31, 1999, the Company used cash flows for investing activities of $4.1 million versus $8.2 million for the three months ended March 31, 1998. The primary use of funds in 1998 was the completion of the construction of the Lawrenceburg facility and hotel. Overall capital expenditures have decreased between periods reflecting the completion of the Lawrenceburg casino.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         During the three months ended March 31, 1999, the Company used $10.0 million in cash flows for financing activities compared to using $8.3 million of cash flows for financing activities for the same period in 1998. The uses of cash flows in both 1999 and 1998 were to repay loans related to the Company's Lawrenceburg casino, partner equity distributions related to the Lawrenceburg partnership and for payments on installment contracts and other long-term obligations.

          As of March 31, 1999, the Company had approximately $105.9 million of cash, cash equivalents, and marketable securities, including approximately $20.6 million held at the Indiana Partnership. The Company has outstanding $235 million of First Mortgage Notes which were issued in June 1996 and are due June 2004. The Mortgage Notes indenture requires the Company to make annual cash offers to purchase the Mortgage Notes at 101% of their original issue value in an amount equal to 50% of certain distributions from Indiana Gaming L.P. to the Company when an aggregate of $20 million of these distributions are reached. In the first quarter of 1999, the aggregate of $20 million of these distributions was reached and the required tender offer was made. The tender offer expired on March 29, 1999, and a total of $26,000 of First Mortgage Notes were repurchased. The remaining funds made available to meet the tender obligation are now available for general corporate purposes. Additionally, the Company has outstanding $115 million of Convertible Subordinated Notes outstanding which were issued in June 1994 and are due June 2001.

     The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties. During 1999, the Company expects to spend approximately $25 million to fund its capital expenditures program principally related to upgrading its gaming facilities and purchasing gaming equipment.

     During an ongoing audit, the Internal Revenue Service (IRS) has challenged the S-corporation status of a predecessor entity of the Company. If the IRS challenge is successful, the Company currently estimates that it would require up to approximately $13.8 million (excluding penalties) to fund the potential federal and any state income tax liability. The Company believes it has substantial legal grounds for its tax position related to this matter and is vigorously contesting the IRS challenge; however, no assurance can be given that the Company will not be required to pay some or all of the disputed amount.

       The Company believes that cash on hand and operating cash flows will be sufficient to fund its current operating, capital expenditure and debt service obligations. While the Company believes that its sources of liquidity are sufficient to meet its cash obligations during the next 12 months, the Company's ability to meet its operating and debt service requirements, however, is substantially dependent upon the success of the Lawrenceburg casino. If the operating results of the Lawrenceburg casino would deteriorate significantly or there are any other events that materially impact its sources or uses of cash, the Company may be unable to meet future debt service payments without obtaining additional debt or equity financing or without the disposition of assets. No assurance can be given that the Company would be able to obtain such additional financing on suitable terms or sell assets on favorable terms, if required.

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

     The next phase in the Company's efforts will be to plan for and implement the Year 2000 versions of the software into the Company's systems. The Company has a September 1999 target date to complete its implementation efforts.

     As of March 31, 1999, the Company has incurred less than $200,000 of costs related to Year 2000 issues. The Company estimates it will incur less than $300,000 in future expenses to ensure all systems will function properly with respect to dates in the Year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.

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

MARION COUNTY, INDIANA GRAND JURY

         In March, 1996, the Company, its partners in the Lawrenceburg casino project and certain other individuals and entities were served with document request subpoenas issued by the Office of the Prosecuting Attorney of Marion County in connection with a grand jury investigation (the "Marion County Grand Jury") entitled: STATE OF INDIANA RE: ORIGINAL INVESTIGATION - OFFICIAL MISCONDUCT. The subpoena requested a broad range of documents relating to the current and prior ownership interests in the Company and the partners of the Lawrenceburg Partnership and certain dealings by the Company and its partners with Samuel Turpin, an Indiana legislator, and certain Indiana lobbyists. Again in April, 1998, the Company and the Lawrenceburg Partnership were served with two additional document subpoenas from the Marion County Grand Jury relating to a lobbyist retained by the Company from time to time and the Indiana Gaming Association (of which the Company is a member) and its executive director. The Company believes it has fully complied with the subpoenas, and has been advised by its Lawrenceburg partners that they have done the same. Due to the confidential nature of grand jury proceedings, the Company is not aware of the specific subject matter or matters of the investigation, other than to the extent revealed by the April 28, 1997, indictments described later herein.

         After the receipt of the initial subpoena in March, 1996, the Company retained a former U.S. Attorney (James Richmond) and his law firm to conduct, as special independent counsel ("special independent counsel"), an internal investigation into the activities and actions of the Company and the entities controlled by the Company or any person employed by the Company, with respect to (i) the relationship with Samuel Turpin, (ii) matters relating to the Company's dealings with the City of Lawrenceburg and the awarding of the Certificate of Suitability by the Indiana Gaming Commission, and (iii) matters relating to the Company's lobbying efforts in the Indiana legislature. A special committee of independent directors of the Company's Board of Directors was appointed to supervise and coordinate the special independent counsel's investigation. The special independent counsel upon conclusion of its investigation issued a report indicating it found no evidence of criminal wrongdoing by the Company, any entity controlled by the Company or person employed by the Company with respect to the matters investigated by the special independent counsel.

         Indiana law requires that at the time a target of an investigation is determined, that entity or person must be so advised by the Office of the Prosecuting Attorney. Neither the Company nor to its knowledge any of the Lawrenceburg partners have been advised by the Marion County Prosecutor that any of them are targets of the investigation.

         On April 28, 1997, the Grand Jury returned felony indictments against (i) Messrs. Willis Connor and James Wurster, principals of American Consulting Engineers, Inc. ("ACE"), a major Indiana engineering firm that is engaged in many state and local governmental funded construction projects and also served as lead engineer for the Lawrenceburg casino project; (ii) Samuel Turpin, a former Indiana state legislator and

Chairman of the Indiana House Ways and Means Committee until June 1996 when he resigned and also an employee of Conseco, Inc., a Lawrenceburg partner, and (iii) Kenneth Cragen, president of and lobbyist for the Indiana Motor Truck Association ("IMTA").

         Connor, Wurster and Turpin were each charged with one count of bribery in connection with payments made by ACE to Turpin while he served in the Indiana General Assembly, which payments were stated to be for consulting fees for duties outside the legislative process, which the indictment charges were in return for official acts by Turpin that promoted the economic interests of ACE. The press release by the Marion County Prosecutor at the time of the indictments described those economic interest as including "the promoting of certain riverboat gaming interests in which ACE had a financial interest, the diverting of state funds into highway construction and, which Turpin was a member of the State Budget Committee, the release of state funds that benefited particular ACE public works projects." Turpin was also charged with five counts of filing fraudulent campaign finance reports, and one count of perjury in connection with a sworn statement to the Indiana Bureau of Motor Vehicles. Wurster was also charged with one Count, and Cragen with two counts, of unlawful lobbying in connection with lobbying activities involving IMTA and ACE.

         In April, 1999, the Indiana Court of Appeals in the case entitled JAMES WURSTER, SAMUEL TURPIN AND WILLIS CONNOR V. THE STATE OF INDIANA issued a unanimous decision dismissing all counts of the indictment of the Marion County Grand Jury against Messrs. Wurster and Connor and all counts of the indictment against Turpin, except the counts dealing with reports to the Indiana Election Commission and the Indiana Bureau of Motor Vehicles. On April 28, 1999 the Marion County Prosecutor petitioned the Indiana Supreme Court to review the Court of Appeals decision. Whether the Indiana Supreme Court accepts the appeal is discretionary.

         There can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.

MATTERS CONCERNING H. STEVEN NORTON

         On April 20, 1999, the Company entered into a Settlement Agreement with H. Steven Norton, the former President of the Company until his resignation in February, 1998. Pursuant to the Settlement Agreement the Company has agreed to pay Mr. Norton $1.825 Million and Mr. Norton (i) dismissed with prejudice the lawsuit entitled H. STEVEN NORTON V. JOHN T. CONNORS, ET AL., a cause of action in which Mr. Norton sought $50 Million in damages from Mr. Connors and in which Mr. Connors advised the Company he intended to cross-claim against the Company for any damages recoverable by Norton, (ii) released any claims arising from his prior employment with the Company, and (iii) released any claims against the Company relating to his claim that the Company owed him any compensation for his bringing the Lawrenceburg casino opportunity to the Company.

GAMEDEV OF SIOUX CITY, INC., F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY GAMING COMPANY AND IOWA GAMING COMPANY

         This suit was filed on June 11, 1998, in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks monetary damages and an equitable accounting based on claims of breach of fiduciary duty and negligent misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that Gamedev's claims are derivative in nature, and that Gamedev has failed to comply with the demand requirements under Iowa limited partnership law. Also, Gamedev is not entitled to an equitable accounting because it has an adequate remedy at law. In response, on August 4, 1998, plaintiff filed a First Amended and Substituted Petition and added claims for fraudulent misrepresentation, breach of the partnership agreement, and breach of the management agreement. Defendants filed a motion to dismiss based on substantially similar grounds and requested a more specific statement on the claims for breach of contract. On September 25, 1998, the court denied the motion to dismiss and granted the request for a more specific statement. Plaintiff subsequently filed a Second Amended Petition on October 14, 1998. The court scheduled November 2, 1999 for the trial date. The discovery cutoff deadline for the parties is October 1, 1999. Plaintiff must designate it experts by June 25, 1999, and defendants must designate their experts by August 27, 1999. Dispositive motions will be filed per statute, and a settlement conference, if required, is set for October 27, 1999. The parties have exchanged written discovery and are presently responding to them. Depositions have begun. There can be no assurance that the lawsuit will not lead to events having a material adverse effect on the Company.

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

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


Date: May 3, 1999                    /s/ Dale R. Black
                                     -------------------------------------------
                                         Dale R. Black
                                         Vice President-Chief Financial Officer