Form 10-Q
period 1999-06-30
ARGOSY GAMING CO
filed 1999-08-10
CIK 895385

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 28,160,089 shares of Common Stock, $.01 par value per share, as of August 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                    PART I


FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY
         Condensed Consolidated Balance Sheets                                                                1
         Condensed Consolidated Statements of Operations                                                      2
         Condensed Consolidated Statements of Cash Flows                                                      4
         Condensed Consolidated Statements of Stockholders' Equity                                            5
         Notes to Condensed Consolidated Financial Statements                                                 6


FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE
NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

         FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
              Condensed Balance Sheets                                                                       14
              Condensed Statements of Income                                                                 15
              Condensed Statements of Cash Flows                                                             17
              Notes to Condensed Financial Statements                                                        18

         FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY
              Condensed Balance Sheets                                                                       19
              Condensed Statements of Operations                                                             20
              Condensed Statements of Cash Flows                                                             22
              Notes to Condensed Financial Statements                                                        23

         FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
              Condensed Consolidated Balance Sheets                                                          24
              Condensed Consolidated Statements of Operations                                                25
              Condensed Consolidated Statements of Cash Flows                                                27
              Notes to Condensed Consolidated Financial Statements                                           28

         FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
              Condensed Balance Sheets                                                                       30
              Condensed Statements of Operations                                                             31
              Condensed Statements of Cash Flows                                                             33
              Notes to Condensed Financial Statements                                                        34

         FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
              Condensed Balance Sheets                                                                       35
              Condensed Statements of Operations                                                             36
              Condensed Statements of Cash Flows                                                             38
              Notes to Condensed Financial Statements                                                        39

         FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
              Condensed Consolidated Balance Sheets                                                          41
              Condensed Consolidated Statements of Income                                                    42
              Condensed Consolidated Statements of Cash Flows                                                44
              Notes to Condensed Consolidated Financial Statements                                           45



         FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
           Condensed Balance Sheets                                                                          47
           Condensed Statements of Income                                                                    48
           Condensed Statements of Cash Flows                                                                50
           Notes to Condensed Financial Statements                                                           51


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                       52


                                    PART II


Item 1     Legal Proceedings                                                                                 61
Item 2     Changes in Securities                                                                             63
Item 3     Defaults upon Senior Securities                                                                   63
Item 4     Submission of Matters to a Vote of Security Holders                                               64
Item 5     Other Information                                                                                 64
Item 6     Exhibits and Reports on Form 8-K                                                                  64


                             ARGOSY GAMING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)


                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1999               1998
                                                                               -----------        ------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $ 51,134            $ 89,857
     Restricted cash                                                              26,681                 -
     Other current assets                                                          7,982               9,399
                                                                               -----------        ------------
          Total current assets                                                    85,797              99,256
                                                                               -----------        ------------

NET PROPERTY AND EQUIPMENT                                                       392,292             395,920
                                                                               -----------        ------------

OTHER ASSETS:
     Goodwill and other intangible assets, net                                    50,766              51,817
     Other, net                                                                   17,531              15,759
                                                                               -----------        ------------
          Total other assets                                                      68,297              67,576
                                                                               -----------        ------------
TOTAL ASSETS                                                                    $546,386            $562,752
                                                                               -----------        ------------
                                                                               -----------        ------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                   $ 57,789            $ 57,130
     Other current liabilities                                                    34,655              14,255
                                                                               -----------        ------------
          Total current liabilities                                               92,444              71,385
                                                                               -----------        ------------

LONG-TERM DEBT                                                                   391,021             412,360
OTHER LONG-TERM OBLIGATIONS                                                        2,157               2,144
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES                         38,653              30,660

SERIES A CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE                                 -                 5,340
  10,000,000 SHARES AUTHORIZED, 547 SHARES ISSUED
  AND OUTSTANDING AT DECEMBER 31, 1998

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;                           281                 258
        28,140,324 shares issued and outstanding at June 30, 1999;
        25,830,313 shares issued and outstanding at December 31, 1998
     Capital in excess of par                                                     79,884              74,484
     Retained deficit                                                            (58,054)            (33,879)
                                                                               -----------        ------------
          Total stockholders' equity                                              22,111              40,863
                                                                               -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $546,386            $562,752
                                                                               -----------        ------------
                                                                               -----------        ------------


    See accompanying notes to condensed consolidated financial statements.

                           ARGOSY GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Data)


                                                                          SIX MONTHS ENDED
                                                                   -------------------------------
                                                                     JUNE 30,            JUNE 30,
                                                                       1999                1998
                                                                   -----------         -----------
                                                                   (UNAUDITED)         (UNAUDITED)
REVENUES:
     Casino                                                         $265,048            $224,873
     Admissions                                                        8,956               7,200
     Food, beverage and other                                         27,672              23,565
                                                                   -----------         -----------
                                                                     301,676             255,638
     Less promotional allowances                                     (19,684)            (15,481)
                                                                   -----------         -----------
Net revenues                                                         281,992             240,157
                                                                   -----------         -----------

COSTS AND EXPENSES:
     Casino                                                          120,434             107,372
     Food, beverage and other                                         19,879              19,710
     Other operating expenses                                         13,251              13,303
     Selling, general and administrative                              57,052              48,360
     Depreciation and amortization                                    17,091              16,371
                                                                   -----------         -----------
                                                                     227,707             205,116
                                                                   -----------         -----------
Income from operations                                                54,285              35,041
                                                                   -----------         -----------

OTHER INCOME (EXPENSE):
     Interest income                                                   1,703               1,642
     Interest expense                                                (27,786)            (28,487)
                                                                   -----------         -----------
                                                                     (26,083)            (26,845)
                                                                   -----------         -----------
Income before minority interests, income taxes                        28,202               8,196
  and extraordinary item
Minority interests                                                   (16,390)            (10,224)
Income tax expense                                                    (1,200)               (250)
                                                                   -----------         -----------
Net income (loss) before extraordinary item                           10,612              (2,278)
Extraordinary loss on extinguishment of debt                         (34,760)                -
                                                                   -----------         -----------
NET LOSS                                                             (24,148)             (2,278)
Preferred stock dividends and accretion                                  (27)                (15)
                                                                   -----------         -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $(24,175)           $ (2,293)
                                                                   -----------         -----------
                                                                   -----------         -----------

BASIC INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS                 0.38               (0.09)
Extraordinary loss                                                     (1.26)                -
                                                                   -----------         -----------
BASIC INCOME (LOSS) PER SHARE                                          (0.88)              (0.09)
                                                                   -----------         -----------
                                                                   -----------         -----------

DILUTED INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS               0.38               (0.09)
Extraordinary loss                                                     (1.22)                -
                                                                   -----------         -----------
DILUTED INCOME (LOSS) PER SHARE                                     $  (0.84)           $  (0.09)
                                                                   -----------         -----------
                                                                   -----------         -----------


    See accompanying notes to condensed consolidated financial statements.

                         ARGOSY GAMING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Data)

                                                                        THREE MONTHS ENDED
                                                                  ----------------------------
                                                                   JUNE 30,            JUNE 30,
                                                                    1999                1998
                                                                  ----------         -----------
                                                                 (UNAUDITED)         (UNAUDITED)
REVENUES:
     Casino                                                        $ 135,920           $ 116,550
     Admissions                                                        4,678               4,009
     Food, beverage and other                                         14,079              12,432
                                                                   ---------           ----------
                                                                     154,677             132,991
     Less promotional allowances                                     (10,076)             (8,534)
                                                                   ---------           ----------
Net revenues                                                         144,601             124,457
                                                                   ---------           ----------
COSTS AND EXPENSES:
     Casino                                                           60,984              54,749
     Food, beverage and other                                         10,242              10,361
     Other operating expenses                                          6,663               6,685
     Selling, general and administrative                              28,400              24,969
     Depreciation and amortization                                     8,618               8,303
                                                                   ---------           ----------
                                                                     114,907             105,067
                                                                   ---------           ----------
Income from operations                                                29,694              19,390
                                                                   ---------           ----------
OTHER INCOME (EXPENSE):
     Interest income                                                     796                 832
     Interest expense                                                (13,652)            (14,195)
                                                                   ---------           ----------
                                                                     (12,856)            (13,363)
                                                                   ---------           ----------
Income before minority interests, income taxes                        16,838               6,027
     and extraordinary item
Minority interests                                                    (8,547)             (5,618)
Income tax expense                                                      (600)               (150)
                                                                   ---------           ----------
Net income before extraordinary item                                   7,691                 259
Extraordinary loss on extinguishment of debt                         (34,760)                  -
                                                                   ---------           ----------
NET (LOSS) INCOME                                                    (27,069)                259
Preferred Stock dividends and accretion                                    -                 (15)
                                                                   ---------           ----------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS              $ (27,069)          $     244
                                                                   ==========          ==========

BASIC INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS            $    0.27           $    0.01
Extraordinary loss                                                     (1.24)                  -
                                                                   ---------           ----------
Basic income (loss) per share                                      $   (0.97)          $    0.01
                                                                   =========           ==========
DILUTED INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS          $    0.27           $    0.01
Extraordinary loss                                                     (1.21)                  -
                                                                   ---------           ----------
DILUTED (LOSS) INCOME PER SHARE                                    $   (0.94)          $    0.01
                                                                   =========           ==========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                         SIX MONTHS ENDED
                                                                  ----------------------------
                                                                    JUNE 30,            JUNE 30,
                                                                     1999                1998
                                                                  ----------          ------------
                                                                 (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $ (24,148)          $  (2,278)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Extraordinary loss                                                5,691                   -
     Depreciation                                                     15,754              15,164
     Amortization                                                      2,289               2,163
     Compensation expense recognized on issuance of stock                 56                 132
     Minority interests                                               16,390              10,224
     Changes in operating assets and liabilities:
     Other current assets                                              1,129                 136
     Accounts payable and other current liabilities                    2,102               7,556
                                                                   ---------            --------
          Net cash provided by operating activities                   19,263              33,097
                                                                   ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                             (12,113)            (25,887)
     Decrease in restricted cash held by trustees                          -              11,593
     Other                                                                 -              (1,603)
                                                                   ---------            --------
          Net cash used in investing activities                      (12,113)            (15,897)
                                                                   ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and installment contracts             (4,540)             (3,290)
     Repayment of partner loans                                       (8,639)            (10,384)
     Partnership equity distributions                                 (7,019)             (3,774)
     Proceeds (net of issuance costs) from sale of
          Preferred Stock and Warrants                                     -               7,365
     Repayment of partner capital contribution                          (289)                  -
     Increase in restricted cash held in escrow                      (26,681)                  -
     Proceeds from issuance of subordinated notes                    200,000                   -
     Proceeds from line of credit                                     25,000                   -
     Repayment of long-term debt                                    (212,758)                  -
     Payment of preferred equity return to partner                    (2,535)             (1,159)
     (Increase) decrease in other assets                              (8,412)                  8
                                                                   ---------            --------
          Net cash used in financing activities                      (45,873)            (11,234)
                                                                   ---------            --------
Net (decrease) increase in cash and cash equivalents                 (38,723)              5,966
Cash and cash equivalents, beginning of period                        89,857              59,354
                                                                   ---------            --------
Cash and cash equivalents, end of period                           $  51,134           $  65,320
                                                                   =========           =========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                                                                                  TOTAL
                                                                      COMMON      CAPITAL IN     RETAINED     STOCKHOLDERS'
                                                       SHARES         STOCK      EXCESS OF PAR   DEFICIT         EQUITY
                                                      ---------      --------    -------------   ---------    -------------
Balance, December 31, 1998                            25,830,313     $   258      $   74,484    $  (33,879)     $   40,863
     Restricted Stock
         compensation expense                                  -           -              56              -             56
     Preferred Stock conversion                        2,310,011          23           5,344    $         -          5,367
     Net loss for the six months
         ended June 30, 1999                                   -           -               -        (24,148)       (24,148)
     Preferred Stock dividends and accretion                   -           -               -            (27)           (27)
                                                      ---------      --------    -------------   ---------    -------------
Balance, June 30, 1999                                28,140,324     $   281      $   79,884     $  (58,054)    $   22,111
                                                      ---------      --------    -------------   ---------    -------------
                                                      ---------      --------    -------------   ---------    -------------

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

    As of June 30, 1999 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $22,200 against its deferred tax assets.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

2.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                           SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                       ---------------------------    ----------------------------
                                                                        JUNE 30,         JUNE 30,       JUNE 30,        JUNE 30,
                                                                         1999             1998           1999            1998
                                                                       ---------      ------------    -----------   -------------
                                                                      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
NUMERATOR:
Net income (loss)                                                    $     10,612    $     (2,278)   $      7,691   $        259
Preferred stock dividends and accretion                                       (27)            (15)              -            (15)
                                                                     -------------   -------------   ------------   -------------
Numerator for basic earnings per share -                                   10,585          (2,293)          7,691            224
       Income (loss) attributable to Common
         Stockholders
Effect of dilutive securities:
     Preferred stock dividends and accretion                                   27               -               -              -
                                                                    -------------   -------------   ------------   -------------
Numerator for diluted earnings per share - income (loss) available
      To Common Stockholders after assumed conversions               $     10,612    $     (2,293)   $      7,691   $        244
                                                                    =============   =============    ============  =============
DENOMINATOR:
Denominator for basic earnings per share -
     weighted-average shares outstanding                               27,578,009      24,333,333      28,041,324     24,333,333
Effect of dilutive securities:
      Restricted stock                                                     81,941               -          85,515         89,677
      Employee stock options                                              296,850               -         399,954         49,904
      Preferred stock                                                     537,533               -               -              -
      Warrants                                                             89,570               -         132,129              -
                                                                    -------------   -------------   ------------   -------------
Dilutive potential common shares                                        1,005,894               -         617,598        139,581
Denominator for diluted earnings per share - adjusted
      Weighted-average shares and assumed conversions                  28,583,903      24,333,333      28,658,922     24,472,914
                                                                    =============   =============   =============  =============
BASIC INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS              $       0.38    $      (0.09)   $       0.27   $       0.01
Extraordinary loss                                                          (1.26)              -           (1.24)             -
                                                                    -------------   -------------   -------------  -------------
BASIC (LOSS) INCOME PER SHARE                                        $      (0.88)   $      (0.09)   $      (0.97)  $       0.01
                                                                    =============   =============   =============  =============
DILUTED INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS            $       0.38    $      (0.09)   $       0.27   $       0.01
Extraordinary loss                                                          (1.22)              -           (1.21)             -
                                                                    -------------   -------------   -------------  -------------
DILUTED (LOSS) INCOME PER SHARE                                      $      (0.84)   $      (0.09)   $      (0.94)  $       0.01
                                                                    =============   =============   =============  =============

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

    Additional employee and directors stock options to purchase 648,000 and 873,000 shares of common stock at prices ranging from $7.06 to $16.75 were not included in the computation of quarter-to-date and year-to-date diluted earnings per share, respectively, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

    12% Convertible Debentures (convertible into 6,497,175 shares of common stock at $17.70 per share) were outstanding at June 30, 1999 but were not included in the computation of diluted earnings per share as the net interest expense per common share obtainable on conversion exceeded basic earnings per share, thus the effect would be anti-dilutive.

3.   LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                 JUNE 30,        DECEMBER 31,
                                                                  1999              1998
                                                                 --------         ----------
First Mortgage Notes due June 1, 2004,
   interest payable semi-annually at 13.25%                      $ 22,242         $235,000
Convertible subordinated notes due
   June 1, 2001, convertible into common
   stock at $17.70 per share, interest payable
   semi-annually at 12%                                           115,000          115,000
Senior secured line of credit, expires June 2004,                  25,000             -
   interest payable at least quarterly at either LIBOR
   or prime plus a margin
Senior subordinated notes due June 1, 2009,
   interest payable semi-annually at 10.75%                       200,000             -
Notes payable, principal and interest
   payments due quarterly through
   September 2015, discounted at 10.5%                              6,780            7,097
Notes payable, principal and interest payments due
   monthly through December 2001, interest
   payable at prime + 1%, secured by gaming vessel
   and certain equipment                                           19,522           21,707
Loans from partner, principal due in annual
   installments through 2004, interest payable
   at prime + 6%                                                   36,556           45,196
                                                                 --------         --------
                                                                  425,100          424,000
Less:  current maturities                                          34,079           11,640
                                                                 --------         --------
Long-term debt, less current maturities                          $391,021         $412,360
                                                                 ========         ========

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


    On June 8, 1999, the Company issued $200,000 of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year $200,000 Senior Secured revolving bank credit agreement ("Credit Facility"). The Credit Facility is secured by liens on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City casino are not co-borrowers. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City Casino do not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility and the subsidiary guarantees will rank junior to the senior indebtedness of the subsidiary guarantors.

    The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company's common stock and the occurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires the Company to maintain certain financial ratios.

    The Company used the proceeds from the issuance of the Subordinated Notes, $25,000 in borrowings under the Credit Facility and approximately $51,000 of cash on hand to tender for and retire $212,732 of its outstanding 13 1/4% First Mortgage Notes due 2004 ("Mortgage Notes"). Under terms of the Credit Facility, the Company will be required to redeem the remaining $22,242 of Mortgage Notes on June 1, 2000. The Company has placed $26,681 in escrow to fund the remaining interest payments and June 2000 redemption premium for the untendered $22,242 Mortgage Notes.

    In connection with this early extinguishment of the Mortgage Notes, the Company recorded an extraordinary loss of $34,760. No tax benefit was recorded on the extraordinary loss due to the uncertainty of realization.

    On July 7, 1999, the Company redeemed all of its outstanding 12% Convertible Subordinated Notes dues 2001 ("Convertible Notes"). The Company used borrowings of $105,000 under the Credit Facility and approximately $13,700 of cash to redeem the Convertible Notes.

    In the third quarter of 1999, in connection with this early extinguishment of the Convertible Notes, the Company will record an extraordinary loss of approximately $3,600. No tax benefit will be recorded on this extraordinary loss due the uncertainty of realization.

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

    Through June 30, 1999, all 800 Preferred Shares had been converted into 3,641,991 shares of common stock. As of June 30, 1999 no warrants had yet been converted.

5.  COMMITMENTS AND CONTINGENT LIABILITIES

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

    An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has identified the S-Corporation status as one of the issues, although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $14,100, including interest through June 30, 1999, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

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

6.   SUBSIDIARY GUARANTORS

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

    The Credit Facility is secured by liens on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City casino are not co-borrowers. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City Casino do not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility and the subsidiary guarantees will rank junior to the senior indebtedness of the subsidiary guarantors.

     The following tables present summarized balance sheet information of the Company as of June 30, 1999 and December 31, 1998 and summarized operating statement information for the six and three months ended June 30, 1999 and 1998. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casinos in Sioux City, Iowa and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (unaudited) continued
                 (In Thousands, Except Share and Per Share Data)


     Summarized balance sheet information as of June 30, 1999 and December 31, 1998 is as follows:


                                                                 JUNE 30, 1999
                                       ------------------------------------------------------------------------
                                        PARENT                         NON-
                                       COMPANY       GUARANTORS     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                       -------       ----------     ----------     ------------    ------------

ASSETS:
     Current assets                   $  84,375      $  22,816      $  22,489       $ (43,883)      $  85,797
     Non-current assets                 308,329        355,980        225,304        (429,024)        460,589
                                      ---------      ---------      ---------       ----------      ---------
                                      $ 392,704      $ 378,796      $ 247,793       $(472,907)      $ 546,386
                                      ---------      ---------      ---------       ----------      ---------
                                      ---------      ---------      ---------       ----------      ---------


LIABILITIES AND EQUITY:
     Current liabilities              $  30,593      $  74,768      $  53,869       $ (66,786)      $  92,444
     Non-current liabilities            340,000        215,068         86,757        (209,994)        431,831
     Stockholders' equity                22,111         88,960        107,167        (196,127)         22,111
                                      ---------      ---------      ---------       ----------      ---------
                                      $ 392,704      $ 378,796      $ 247,793       $(472,907)      $ 546,386
                                      ---------      ---------      ---------       ----------      ---------
                                      ---------      ---------      ---------       ----------      ---------

                                                                 DECEMBER 31, 1998
                                         ----------------------------------------------------------------------
                                         PARENT                        NON-
                                         COMPANY    GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         -------    ----------      ----------     ------------    ------------
ASSETS:
     Current assets                   $  55,896      $  22,236      $  29,585       $  (8,461)      $  99,256
     Non-current assets                 347,441        360,354        227,439        (471,738)        463,496
                                      ---------      ---------      ---------       ----------      ---------
                                      $ 403,337      $ 382,590      $ 257,024       $(480,199)      $ 562,752
                                      ---------      ---------      ---------       ----------      ---------
                                      ---------      ---------      ---------       ----------      ---------


LIABILITIES AND EQUITY:
     Current liabilities              $   7,134      $  47,507      $  59,116       $ (42,372)      $  71,385
     Non-current liabilities            350,000        269,878        111,208        (285,922)        445,164
     Convertible preferred stock          5,340           -              -               -              5,340
     Stockholders' equity                40,863         65,205         86,700        (151,905)         40,863
                                      ---------      ---------      ---------       ----------      ---------
                                      $ 403,337      $ 382,590      $ 257,024       $(480,199)      $ 562,752
                                      ---------      ---------      ---------       ----------      ---------
                                      ---------      ---------      ---------       ----------      ---------


                                             ARGOSY GAMING COMPANY
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                        STATEMENTS (unaudited) continued
                                (In Thousands, Except Share and Per Share Data)


     Summarized operating statement information for the six and three months ended June 30, 1999 and 1998 is as follows:


                                                            SIX MONTHS ENDED JUNE 30, 1999
                                       ----------------------------------------------------------------------------
                                       PARENT                           NON-
                                       COMPANY        GUARANTORS     GUARANTORS     ELIMINATIONS       CONSOLIDATED
                                       -------        ----------     ----------     ------------       ------------

Net revenues                          $   1,401       $ 128,589      $ 174,419       $ (22,417)         $ 281,992
Costs and expenses                        8,349          93,749        127,457          (1,848)           227,707
Net interest expense (income)            18,782            (776)         8,077            -                26,083
Net (loss) income attributable          (24,175)         20,162         36,307         (56,469)           (24,175)
   to common shareholders
                                                            SIX MONTHS ENDED JUNE 30, 1998
                                        ---------------------------------------------------------------------------
                                         PARENT                         NON-
                                        COMPANY       GUARANTORS     GUARANTORS     ELIMINATIONS       CONSOLIDATED
                                        -------       ----------     ----------     ------------       ------------
Net revenues                          $   1,086       $ 112,041      $ 140,116       $ (13,086)         $ 240,157
Costs and expenses                        5,100          98,379        102,263            (626)           205,116
Net interest expense (income)            19,031          (2,640)         9,796             658             26,845
Net (loss) income attributable           (2,293)          9,828         21,324         (31,152)            (2,293)
   to common shareholders
                                                         THREE MONTHS ENDED JUNE 30, 1999
                                      ----------------------------------------------------------------------------
                                       PARENT                          NON-
                                      COMPANY        GUARANTORS     GUARANTORS     ELIMINATIONS       CONSOLIDATED
                                      -------        ----------     ----------     ------------       ------------
Net revenues                          $     736      $  66,037      $  89,582       $ (11,754)         $ 144,601
Costs and expenses                        3,324         47,149         65,416            (982)           114,907
Net interest expense (income)             9,044            (72)         3,884            -                12,856
Net (loss) income                       (27,069)        10,395         19,029         (29,424)           (27,069)
                                                          THREE MONTHS ENDED JUNE 30, 1998
                                      -----------------------------------------------------------------------------
                                        PARENT                          NON-
                                       COMPANY        GUARANTORS     GUARANTORS     ELIMINATIONS       CONSOLIDATED
                                      ---------       ----------     ----------     ------------       ------------
Net revenues                          $     385       $  56,421      $  74,888       $  (7,237)         $ 124,457
Costs and expenses                        2,227          49,935         52,758             147            105,067
Net interest expense (income)             9,495          (1,335)         4,896             307             13,363
Net income (loss) attributable              244           5,281         11,903         (17,184)               244
   to common shareholders

                                               13

                                       ALTON GAMING COMPANY
                                     CONDENSED BALANCE SHEETS
                          (In Thousands, Except Share and Per Share Data)

                                                                     JUNE 30,         DECEMBER 31,
                                                                       1999              1998
                                                                   -----------        ------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash                                                            $ 5,341          $ 4,383
     Other current assets                                              1,679            1,727
                                                                     -------          -------
          Total current assets                                         7,020            6,110

DUE FROM AFFILIATES                                                    9,836           10,046

NET PROPERTY AND EQUIPMENT                                            27,050           26,808

OTHER ASSETS                                                               2                2
                                                                     -------          -------
TOTAL ASSETS                                                         $43,908          $42,966
                                                                     -------          -------
                                                                     -------          -------

CURRENT LIABILITIES:
     Accounts payable                                                $ 1,377          $ 1,597
     Other accrued liabilities                                         6,717            4,624
                                                                     -------          -------
          Total current liabilities                                    8,094            6,221
                                                                     -------          -------

OTHER LONG-TERM OBLIGATIONS                                              214              201

DEFERRED INCOME TAXES                                                  2,910            3,201

STOCKHOLDER'S EQUITY:
     Common stock - $1 par value, 1,000 shares authorized,
        issued and outstanding                                             1                1
     Capital in excess of par                                            256              256
     Retained earnings                                                32,433           33,086
                                                                      ------           ------
          Total stockholder's equity                                  32,690           33,343
                                                                      ------           ------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $43,908          $42,966
                                                                     -------          -------
                                                                     -------          -------

            See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)


                                                        SIX MONTHS ENDED
                                                -------------------------------
                                                  JUNE 30,             JUNE 30,
                                                    1999                1998
                                                ------------       ------------
                                                (UNAUDITED)         (UNAUDITED)
REVENUES:
     Casino                                       $ 38,019           $ 34,317
     Food, beverage and other                        3,073              3,339
                                                 -----------        -----------
                                                    41,092             37,656
     Less promotional allowances                    (1,322)            (1,208)
                                                 -----------        -----------
Net revenues                                        39,770             36,448

COSTS AND EXPENSES
     Casino                                         17,348             16,051
     Food, beverage and other                        2,388              2,964
     Other operating expenses                        2,848              2,692
     Selling, general and administrative             5,853              5,719
     Depreciation and amortization                   2,047              1,943
     Management fees - related party                 1,336              1,007
                                                 -----------        -----------
                                                    31,820             30,376
                                                 -----------        -----------
Income from operations                               7,950              6,072
                                                 -----------        -----------

OTHER INCOME (EXPENSE)
     Interest income                                    95                 41
     Interest expense                                  (53)                (7)
                                                 -----------        -----------
                                                        42                 34
                                                 -----------        -----------
Income before income taxes                           7,992              6,106
Income tax expense                                  (3,128)            (2,390)
                                                 -----------        -----------

Net income                                        $  4,864           $  3,716
                                                 -----------        -----------
                                                 -----------        -----------


            See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                (In Thousands, Except Share and Per Share Data))


                                                       THREE MONTHS ENDED
                                                -------------------------------
                                                  June 30,             June 30,
                                                   1999                  1998
                                                -----------           ---------
                                                (UNAUDITED)         (UNAUDITED)
REVENUES:
     Casino                                      $ 19,910            $ 17,288
     Food, beverage and other                       1,579               1,706
                                                -----------           ---------
                                                   21,489              18,994
     Less promotional allowances                     (712)               (604)
                                                -----------           ---------
Net revenues                                       20,777              18,390
                                                -----------           ---------

COSTS AND EXPENSES
     Casino                                          8,939              8,102
     Food, beverage and other                        1,239              1,461
     Other operating expenses                        1,419              1,345
     Selling, general and administrative             2,855              2,817
     Depreciation and amortization                   1,021                979
     Management fees - related party                   702                345
                                                -----------           ---------
                                                    16,175             15,049
                                                -----------           ---------
Income from operations                               4,602              3,341
                                                -----------           ---------

OTHER INCOME (EXPENSE)
     Interest income                                    62                 16
     Interest expense                                  (24)                (3)
                                                -----------           ---------
                                                        38                 13
                                                -----------           ---------
Income before income taxes                           4,640              3,354
Income tax expense                                  (1,817)            (1,321)
                                                -----------           ---------

Net income                                        $  2,823           $  2,033
                                                -----------           ---------
                                                -----------           ---------


                    See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                        SIX MONTHS ENDED
                                                                  --------------------------
                                                                  June 30,          June 30,
                                                                    1999              1998
                                                                 -----------       ---------
                                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   4,864         $   3,716
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                   2,047             1,943
       Deferred income taxes                                           (291)              (94)
       Changes in operating assets and liabilities:
            Other current assets                                         48              (338)
            Accounts payable                                           (220)            1,053
            Income taxes payable to affiliate                           981             2,487
            Other accrued liabilities                                 1,112               571
                                                                      -----             ------
            Net cash provided by operating activities                 8,541             9,338
                                                                      -----             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (2,289)           (2,161)
                                                                     -------           -------
           Net cash used in investing activities                     (2,289)           (2,161)
                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliates                                                     210            (7,989)
Payment of dividend                                                  (5,517)              -
Increase in other long-term obligations  - related party                 13                 7
                                                                     -------           -------
           Net cash used in financing activities                     (5,294)           (7,982)
                                                                     -------           -------

Net increase (decrease) in cash and cash equivalents                    958              (805)
Cash and cash equivalents, beginning of period                        4,383             3,807
                                                                      -----             ------
Cash and cash equivalents, end of period                            $ 5,341           $ 3,002
                                                                    -------           --------
                                                                    -------           --------


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

    An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has identified the S-Corporation status as one of the issues, although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $14.1 million, including interest through June 30, 1999, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. No provision has been made for this contingency in the accompanying condensed financial statements.

    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy validly tendered $212.7 million of its Mortgage Notes. At June 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement. The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                           THE MISSOURI GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                    JUNE 30,         DECEMBER 31,
                                                                      1999              1998
                                                                   -----------       ------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash                                                              $ 5,118            $ 3,905
     Other current assets                                                1,500              1,671
                                                                    -----------      ------------
          Total current as                                               6,618              5,576

NET PROPERTY AND EQUIPMENT                                              64,823             66,819

OTHER ASSETS                                                             1,039              1,134
                                                                    -----------      ------------

TOTAL ASSETS                                                           $72,480            $73,529
                                                                    -----------      ------------
                                                                    -----------      ------------
CURRENT LIABILITIES:
     Accounts payable                                                  $   517            $ 1,405
     Other accrued liabilities                                           7,277              4,414
                                                                    -----------      ------------
          Total current liabilities                                      7,794              5,819
                                                                    -----------      ------------

DUE TO AFFILIATES                                                       44,545             49,056

DEFERRED INCOME TAXES                                                    1,903              2,260

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares authorized
        issued and outstanding
     Capital in excess of par                                            5,000              5,000
     Retained earnings                                                  13,238             11,394
                                                                    -----------      ------------
          Total stockholder's equity                                    18,238             16,394
                                                                    -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  72,480          $  73,529
                                                                    -----------      ------------
                                                                    -----------      ------------


            See accompanying notes to condensed financial statements.

                           THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)


                                                                                SIX MONTHS ENDED
                                                                          -----------------------------
                                                                           JUNE 30,           JUNE 30,
                                                                             1999               1998
                                                                          -----------     -------------
                                                                          (UNAUDITED)        (UNAUDITED)
REVENUES
     Casino                                                                $ 39,995           $ 35,355
     Food, beverage and other                                                 5,537              5,993
                                                                           --------           --------
                                                                             45,532             41,348
     Less promotional allowances                                             (3,109)            (3,488)
                                                                           ---------          ---------
Net revenues                                                                 42,423             37,860
                                                                           ---------          ---------


COSTS AND EXPENSES
     Casino                                                                  20,040             19,275
     Food, beverage and other                                                 4,049              4,643
     Other operating expenses                                                 2,164              2,196
     Selling, general and administrative                                      8,010              7,340
     Depreciation and amortization                                            2,904              3,031
                                                                             ------             ------
                                                                             37,167             36,485
                                                                             ------             ------
Income from operations                                                        5,256              1,375
                                                                             ------             ------

OTHER INCOME (EXPENSE):
     Interest income                                                             14                 25
     Interest expense                                                        (2,268)            (2,338)
                                                                             -------            -------
                                                                             (2,254)            (2,313)
                                                                             -------            -------
Income (loss) before income taxes                                             3,002               (938)
Income tax (expense) benefit                                                 (1,158)               353
                                                                             -------            -------
Net income (loss)                                                          $  1,844           $   (585)
                                                                           ---------          ---------
                                                                           ---------          ---------


            See accompanying notes to condensed financial statements.

                               THE MISSOURI GAMING COMPANY
                           CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Share and Per Share Data)

                                                      THREE MONTHS ENDED
                                                  ----------------------------
                                                   JUNE 30,          JUNE 30,
                                                     1999              1998
                                                  ------------    ------------
                                                  (UNAUDITED)      (UNAUDITED)
REVENUES
     Casino                                       $ 20,797           $ 16,996
     Food, beverage and other                        2,778              2,940
                                                  -----------     ------------
                                                    23,575             19,936
     Less promotional allowances                    (1,567)            (1,690)
                                                  -----------     ------------
Net revenues                                        22,008             18,246
                                                  -----------     ------------


COSTS AND EXPENSES
     Casino                                         10,094              9,174
     Food, beverage and other                        2,059              2,281
     Other operating expenses                        1,060              1,091
     Selling, general and administrative             4,129              3,385
     Depreciation and amortization                   1,445              1,554
                                                  -----------     ------------
                                                    18,787             17,485
                                                  -----------     ------------
Income from operations                               3,221                761
                                                  -----------     ------------

OTHER INCOME (EXPENSE):
     Interest income                                     8                  8
     Interest expense                               (1,379)            (1,130)
                                                  -----------     ------------
                                                    (1,371)            (1,122)
                                                  -----------     ------------
Income (loss) before income taxes                    1,850               (361)
Income tax (expense) benefit                          (718)               192
                                                  -----------     ------------
Net income (loss)                                 $  1,132           $   (169)
                                                  ===========     ============

            See accompanying notes to condensed financial statements.

                           THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                              SIX MONTHS ENDED
                                                                       -----------------------------
                                                                          JUNE 30,        JUNE 30,
                                                                           1999             1998
                                                                       -----------------------------
                                                                        (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $   1,844         $    (585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                          2,824             2,951
     Amortization                                                             80                80
     Deferred income taxes                                                  (415)              300
     Changes in operating assets and liabilities:
          Other current assets                                              (326)              168
          Accounts payable                                                  (888)             (484)
          Other accrued liabilities                                        3,039             1,264
          Other assets                                                       570               576
                                                                       -----------       -----------
          Net cash provided by operating activities                        6,728             4,270
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                         (828)           (1,104)
                                                                       -----------       -----------
     Net cash used in investing activities                                  (828)           (1,104)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                           (176)              -
Due to affiliates                                                         (4,511)           (2,099)
                                                                       -----------       -----------
     Net cash used in financing activities                                (4,687)           (2,099)
                                                                       -----------       -----------
Net increase in cash and cash equivalents                                  1,213             1,067
Cash and cash equivalents, beginning of period                             3,905             3,629
                                                                       -----------       -----------
Cash and cash equivalents, end of period                               $   5,118         $   4,696
                                                                       ===========       ===========

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

         Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy validly tendered $212.7 million of its Mortgage Notes. At June 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement. The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                            ARGOSY OF LOUISIANA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                   JUNE 30,        DECEMBER 31,
                                                                     1999              1998
                                                                 -------------     ------------
                                                                  (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                    $   3,196         $    3,025
     Other current assets                                             2,180              1,595
                                                                 -------------     ------------
          Total current assets                                        5,376              4,620

NET PROPERTY AND EQUIPMENT                                           40,731             39,670

OTHER ASSETS                                                          1,650              1,713
                                                                 -------------     ------------

TOTAL ASSETS                                                      $  47,757         $   46,003
                                                                 =============     ============

CURRENT LIABILITIES:
     Accounts payable                                             $   1,208         $      595
     Due to affiliates                                                6,549              3,149
     Other accrued liabilities                                        4,617              4,653
     Accrued interest - related party                                 3,005              2,304
     Current maturities of long-term debt-related party              13,349             13,349
                                                                 -------------     ------------
          Total current liabilities                                  28,728             24,050
                                                                 -------------     ------------

LONG-TERM DEBT-RELATED PARTY                                         34,709             34,709

DEFERRED INCOME TAXES                                                   432                432

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                         1,196              1,484

STOCKHOLDER'S DEFICIT:
     Common stock - $1 par value, 1,000 shares authorized
        issued and outstanding                                            1                  1
     Accumulated deficit                                            (17,309)           (14,673)
                                                                 -------------     ------------
          Total stockholder's deficit                               (17,308)           (14,672)
                                                                 -------------     ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                       $  47,757         $   46,003
                                                                 =============     ============

     See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                       SIX MONTHS ENDED
                                                 -----------------------------
                                                  JUNE 30,          JUNE 30,
                                                    1999              1998
                                                 -----------      ------------
                                                 (UNAUDITED)       (UNAUDITED)
REVENUES
     Casino                                       $  24,315        $   24,285
     Food, beverage and other                         2,422             3,333
                                                 -----------      ------------
                                                     26,737            27,618
     Less promotional allowances                     (1,537)           (2,075)
                                                 -----------      ------------
Net revenues                                         25,200            25,543
                                                 -----------      ------------
COST AND EXPENSES
     Casino                                          14,560            14,736
     Food, beverage and other                         2,158             3,005
     Other operating expenses                         2,378             2,564
     Selling, general and administrative              5,565             6,150
     Depreciation and amortization                    2,790             2,606
                                                 -----------      ------------
                                                     27,451            29,061
                                                 -----------      ------------
Loss from operations                                 (2,251)           (3,518)
Interest (expense) income net:
     Interest to related party                         (701)             (701)
     Other                                               28                34
                                                 -----------      ------------
Loss  before minority interest                       (2,924)           (4,185)
Minority interest                                       288               407
                                                 -----------      ------------
Net loss                                          $  (2,636)       $   (3,778)
                                                 ===========      ============


     See accompanying notes to condensed consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Data)

                                                             THREE MONTHS ENDED
                                                       ------------------------------
                                                         JUNE 30,          JUNE 30,
                                                           1999              1998
                                                      ------------       ------------
                                                       (UNAUDITED)        (UNAUDITED)
REVENUES
     Casino                                            $   11,736         $   12,181
     Food, beverage and other                               1,125              1,649
                                                      ------------       ------------
                                                           12,861             13,830
     Less promotional allowances                             (687)              (991)
                                                      ------------       ------------
Net revenues                                               12,174             12,839
                                                      ------------       ------------
COST AND EXPENSES
     Casino                                                 7,121              7,264
     Food, beverage and other                               1,041              1,507
     Other operating expenses                               1,167              1,174
     Selling, general and administrative                    2,790              2,828
     Depreciation and amortization                          1,419              1,313
                                                      ------------       ------------
                                                           13,538             14,086
                                                      ------------       ------------
Loss from operations                                       (1,364)            (1,247)
Interest (expense) income net:
     Interest to related party                               (350)              (350)
     Other                                                     18                 14
                                                      ------------       ------------
Loss  before minority interest and income taxes            (1,696)            (1,583)
Minority interest                                             167                153
                                                      ------------       ------------
Net loss                                               $   (1,529)        $   (1,430)
                                                      ============       ============


     See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                            SIX MONTHS ENDED
                                                                     -----------------------------
                                                                      JUNE 30,           JUNE 30,
                                                                        1999               1998
                                                                     -----------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(2,636)          $(3,778)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        2,736             2,552
     Amortization                                                           54                54
     Loss on disposal of fixed assets                                      127                 -
     Minority interest                                                    (288)             (407)
     Changes in operating assets and liabilities:
          Other current assets                                            (585)             (166)
          Accounts payable                                                 613              (149)
          Accrued interest to related parties                              701               701
          Other accrued liabilities                                         37               508
                                                                     -----------        -----------
          Net cash provided by (used in) operating activities              759              (685)
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (3,924)             (583)
                                                                     -----------        -----------
     Net cash used in investing activities                              (3,924)             (583)
                                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                          (73)                -
Increase in due to affiliates                                            3,400               795
Decrease in other assets                                                     9                 -
                                                                     -----------        -----------
     Net cash provided by financing activities                           3,336               795
                                                                     -----------        -----------

Net increase (decrease) in cash and cash equivalents                       171              (473)
Cash and cash equivalents, beginning of period                           3,025             3,429
                                                                     -----------        -----------
Cash and cash equivalents, end of period                               $ 3,196           $ 2,956
                                                                     ===========        ===========

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

         Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through June 30, 1999, the Company has paid all admission payments due under the above agreements.

         Argosy announced on July 29, 1999, plans for a $20 million, 300 room convention hotel in downtown Baton Rouge. Concurrent with the announcement, the Company began construction on the hotel and the additional head tax of $2.50 per passenger ceased.

                            ARGOSY OF LOUISIANA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)



                  Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy validly tendered $212.7 million of its Mortgage Notes. At June 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement. The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                               JUNE 30,        DECEMBER 31,
                                                                 1999              1998
                                                              -------------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 3,196          $ 3,025
     Other current assets                                            1,349              764
                                                              -------------    ------------
          Total current assets                                       4,545            3,789

NET PROPERTY AND EQUIPMENT                                          40,731           39,670

OTHER ASSETS                                                         1,650            1,713
                                                              -------------    ------------
TOTAL ASSETS                                                       $46,926          $45,172
                                                              =============    ============
CURRENT LIABILITIES:
     Accounts payable                                              $ 1,208          $   595
     Other accrued liabilities                                       4,511            4,591
     Accrued interest-related party                                  3,005            2,304
     Due to affiliates                                               6,549            3,149
     Notes payable and current maturities of long-term
       debt-related party                                           13,349           13,349
                                                              -------------    ------------
          Total current liabilities                                 28,622           23,988

LONG-TERM DEBT-RELATED PARTY                                         6,022            6,022
PARTNERS' EQUITY                                                    12,282           15,162
                                                              -------------    ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                             $46,926          $45,172
                                                              =============    ============

            See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)


                                                        SIX MONTHS ENDED
                                                 -----------------------------
                                                   JUNE 30,          JUNE 30,
                                                     1999              1998
                                                 -----------       -----------
                                                 (UNAUDITED)       (UNAUDITED)
REVENUES:
     Casino                                       $ 24,315           $ 24,285
     Food, beverage and other                        2,422              3,333
                                                 -----------       -----------
                                                    26,737             27,618
     Less promotional allowances                    (1,537)            (2,075)
                                                 -----------       -----------
Net revenues                                        25,200             25,543
                                                 -----------       -----------
COSTS AND EXPENSES
     Casino                                         14,560             14,736
     Food, beverage and other                        2,158              3,005
     Other operating expenses                        2,378              2,564
     Selling, general and administrative             5,520              6,024
     Depreciation and amortization                   2,790              2,606
                                                 -----------       -----------
                                                    27,406             28,935
                                                 -----------       -----------

Loss from operations                                (2,206)            (3,392)
INTEREST (EXPENSE) INCOME (NET):
     Related parties                                  (701)              (701)
     Other                                              27                 30
                                                 -----------       -----------
                                                      (674)              (671)
                                                 -----------       -----------
Net loss                                          $ (2,880)          $ (4,063)
                                                 ===========       ===========

            See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)


                                                       THREE MONTHS ENDED
                                                 -----------------------------
                                                   JUNE 30,          JUNE 30,
                                                     1999              1998
                                                 -----------        -----------
                                                 (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                       $ 11,736           $ 12,181
     Food, beverage and other                        1,125              1,649
                                                 -----------        -----------
                                                    12,861             13,830
     Less promotional allowances                      (687)              (991)
                                                 -----------        -----------
Net revenues                                        12,174             12,839
                                                 -----------        -----------

COSTS AND EXPENSES
     Casino                                          7,121              7,263
     Food, beverage and other                        1,041              1,507
     Other operating expenses                        1,167              1,174
     Selling, general and administrative             2,768              2,763
     Depreciation and amortization                   1,419              1,313
                                                 -----------        -----------
                                                    13,516             14,020
                                                 -----------        -----------

Loss from operations                                (1,342)            (1,181)
INTEREST (EXPENSE) INCOME:
     Related parties                                  (350)              (350)
     Other                                              17                 10
                                                 -----------        -----------
                                                      (333)              (340)
                                                 -----------        -----------
Net loss                                          $ (1,675)          $ (1,521)
                                                 ===========        ===========

            See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                      SIX MONTHS ENDED
                                                                -----------------------------
                                                                  JUNE 30,          JUNE 30,
                                                                    1999              1998
                                                                -----------       -----------
                                                                (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(2,880)          $(4,063)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                   2,736             2,552
     Amortization                                                      54                54
     Loss on disposal of fixed assets                                 127                 -
     Changes in operating assets and liabilities:
          Other current assets                                       (585)             (162)
          Accounts payable                                            613              (149)
          Accrued interest to related parties                         701               701
          Other accrued liabilities                                    (7)              415
                                                                -----------       -----------
     Net cash provided by (used in) operating activities              759              (652)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (3,924)             (583)
                                                                -----------       -----------
     Net cash used in investing activities                         (3,924)             (583)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                     (73)                -
Increase in due to affiliates                                       3,400               762
Decrease in other assets                                                9                 -
                                                                -----------       -----------
     Net cash provided by financing activities                      3,336               762
                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents                  171              (473)
Cash and cash equivalents, beginning of period                      3,025             3,429
                                                                -----------       -----------
Cash and cash equivalents, end of period                          $ 3,196           $ 2,956
                                                                -----------       -----------
                                                                -----------       -----------

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

    Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through June 30, 1999, the Partnership has paid all admission payments due under the above agreements.

    Argosy announced on July 29, 1999, plans for a $20 million, 300 room convention hotel in downtown Baton Rouge. Concurrent with the announcement, the Company began construction on the hotel and the additional head tax of $2.50 per passenger ceased.

    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes") . The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy validly tendered $212.7 million of its Mortgage Notes. At June 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement. The Partnership is a named borrower under the Credit Facility and borrowings are secured by substantially of the assets of the Partnership. The Partnership is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                             JAZZ ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1999            1998
                                                                     -----------     ------------
                                                                     (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                         $      7      $         -
     Other current assets                                                    23              110
                                                                     -----------     ------------
        Total current assets                                                 30              110

NET PROPERTY AND EQUIPMENT                                               51,681           52,733
GOODWILL, NET                                                            19,027           19,325
NOTE RECEIVABLE                                                           1,892            1,892
OTHER ASSETS                                                              1,366            1,636
                                                                     -----------     ------------

TOTAL ASSETS                                                           $ 73,996         $ 75,696
                                                                     -----------     ------------
                                                                     -----------     ------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                          $  3,068         $  2,843
     Current maturities of long-term debt                                   545              545
                                                                     -----------     ------------
        Total current liabilities                                         3,613            3,388
                                                                     -----------     ------------

LONG-TERM DEBT                                                            6,234            6,552
LONG-TERM DEBT - RELATED PARTY                                           75,799           75,625
STOCKHOLDER'S DEFICIT
     Common stock, no par value, 100,000 shares authorized,
        200 shares issued and outstanding                                     -                -
     Accumulated deficit                                                (11,650)          (9,869)
                                                                     -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                            $ 73,996         $ 75,696
                                                                     -----------     ------------
                                                                     -----------     ------------


            See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                           SIX MONTHS ENDED
                                                                     ---------------------------
                                                                       JUNE 30,        JUNE 30,
                                                                        1999             1998
                                                                     -----------     -----------
                                                                     (UNAUDITED)     (UNAUDITED)
REVENUES:
     Lease revenue                                                     $ 1,463           $ 1,477
     Rent revenue                                                          184               178
                                                                     -----------     -----------
                                                                         1,647             1,655
                                                                     -----------     -----------

COSTS AND EXPENSES:
     Operating expenses                                                    568               611
     Selling, general and administrative                                   812             1,828
     Depreciation and amortization                                       1,350             1,266
                                                                     -----------     -----------
                                                                         2,730             3,705
                                                                     -----------     -----------

Loss from operations                                                    (1,083)           (2,050)

OTHER EXPENSE:
     Interest expense                                                     (410)             (436)
     Equity in loss of unconsolidated partnership                         (288)             (406)
                                                                     -----------     -----------
Net loss                                                               $(1,781)          $(2,892)
                                                                     -----------     -----------
                                                                     -----------     -----------

            See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                          THREE MONTHS ENDED
                                                                    ------------------------------
                                                                      JUNE 30,           JUNE 30,
                                                                        1999               1998
                                                                    -----------        -----------
                                                                    (UNAUDITED)        (UNAUDITED)
REVENUES:
     Lease revenue                                                     $   706           $   723
     Rent revenue                                                           64                89
                                                                    -----------        -----------
                                                                           770               812
                                                                    -----------        -----------

COSTS AND EXPENSES:
     Operating expenses                                                    291               351
     Selling, general and administrative                                   413             1,432
     Depreciation and amortization                                         675               614
                                                                    -----------        -----------
                                                                         1,379             2,397
                                                                    -----------        -----------

Loss from operations                                                      (609)           (1,585)

OTHER EXPENSE:
     Interest expense                                                     (204)             (216)
     Equity in loss of unconsolidated partnership                         (167)             (152)
                                                                    -----------        -----------

Net loss                                                               $  (980)          $(1,953)
                                                                    -----------        -----------
                                                                    -----------        -----------

            See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                            SIX MONTHS ENDED
                                                                    ------------------------------
                                                                      JUNE 30,           JUNE 30,
                                                                        1999               1998
                                                                    -----------        -----------
                                                                    (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(1,781)          $(2,892)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                        1,052               878
     Amortization                                                          298               388
     Equity in loss of unconsolidated partnership                          288               406
     Other current assets                                                   87              (114)
     Accounts payable and accrued liabilities                              225               133
                                                                    -----------        -----------
          Net cash provided by (used in) operating activities              169            (1,201)
                                                                    -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     -              (113)
                                                                    -----------        -----------
          Net cash used in investing activities                              -              (113)
                                                                    -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                 (318)             (252)
     Advances from affiliate                                               174               651
     (Increase) decrease in other assets                                   (18)              895
                                                                    -----------        -----------
          Net cash (used in) provided by financing activities             (162)            1,294
                                                                    -----------        -----------
Net increase (decrease) in cash and cash equivalents                         7               (20)
Cash and cash equivalents, beginning of period                               -                20
                                                                    -----------        -----------
Cash and cash equivalents, end of period                               $     7               $ -
                                                                    -----------        -----------
                                                                    -----------        -----------

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

    Argosy has guaranteed the additional $2.50 per passenger, if required, for the initial five-year certification term approved by the Louisiana Riverboat Gaming Commission. Through June 30, 1999, the partnership has paid all admission payments due under the above agreements.

    Argosy announced on July 29, 1999, plans for a $20 million, 300 room convention hotel in downtown Baton Rouge. Concurrent with the announcement, the Company began construction on the hotel and the additional head tax of $2.50 per passenger ceased.

                             JAZZ ENTERPRISES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)



    Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes. As part of a refinancing, in June 1999, Argosy validly tendered $212.7 million of its Mortgage Notes. At June 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement. The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                           THE INDIANA GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                    JUNE 30,          DECEMBER 31,
                                                                      1999                1998
                                                                ---------------      --------------
                                                                  (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                       $ 17,981            $ 25,491
     Other current assets                                               1,663               1,603
                                                                ---------------      --------------
        Total current assets                                           19,644              27,094
                                                                ---------------      --------------

NET PROPERTY AND EQUIPMENT                                            192,167             194,731
                                                                ---------------      --------------
OTHER ASSETS:
     Deposits                                                             118                   -
     Intangible assets, net                                            28,821              29,566
     Deferred income taxes                                                 37                 722
                                                                ---------------      --------------
        Total other assets                                             28,976              30,288
                                                                ---------------      --------------

TOTAL ASSETS                                                         $240,787          $  252,113
                                                                ---------------      --------------
                                                                ---------------      --------------


CURRENT LIABILITIES:
     Accounts payable                                                $  3,635          $    1,974
     Accrued interest and dividends payable-related parties               641               2,183
     Other accrued liabilities                                         21,626              26,393
     Current maturities of long-term debt                              11,292              11,095
     Income taxes payable                                              35,955              24,534
                                                                ---------------      --------------
        Total current liabilities                                      73,149              66,179
                                                                ---------------      --------------

LONG-TERM DEBT                                                         74,942             118,933
MINORITY INTERESTS                                                     38,181              30,516

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares authorized
         issued and outstanding                                             -                 -
     Retained earnings                                                 54,515              36,485
                                                                ---------------      --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $240,787            $252,113
                                                                ---------------      --------------
                                                                ---------------      --------------



     See accompanying notes to condensed consolidated financial statements.

                                THE INDIANA GAMING COMPANY
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Share and Per Share Data)


                                                                 SIX MONTHS ENDED
                                                          -------------------------------
                                                             JUNE 30,       JUNE 30,
                                                               1999           1998
                                                          ------------     --------------
                                                           (UNAUDITED)     (UNAUDITED)

Revenues:
     Casino                                                $ 150,014           $ 120,065
     Admissions                                                8,956               7,200
     Food, beverage and other                                 15,659               9,722
                                                          --------------  ---------------
                                                             174,629             136,987
     Less promotional allowances                             (13,340)             (8,176)
                                                          --------------  ---------------
Net revenues                                                 161,289             128,811
                                                          --------------  ---------------

COST AND EXPENSES:
     Casino                                                   61,840              50,924
     Food, beverage and other                                 10,509               8,270
     Other operating expenses                                  4,143               4,103
     Selling, general and administrative                      24,821              20,357
     Depreciation and amortization                             6,761               5,947
     Management fees-related parties                           2,999               2,176
                                                          --------------  ---------------
                                                             111,073              91,777
                                                          --------------  ---------------
Income from operations                                        50,216              37,034
                                                          --------------  ---------------

OTHER INCOME (EXPENSE):
     Interest income                                             157                 765
     Interest expense                                         (4,169)             (5,214)
                                                          --------------  ---------------
                                                              (4,012)             (4,449)
                                                          --------------  ---------------
Income before minority interests and income taxes             46,204              32,585
Minority interests                                           (16,064)            (10,177)
Income tax expense                                           (12,110)             (8,999)
                                                          --------------  ---------------
NET INCOME                                                 $  18,030           $  13,409
                                                          --------------  ---------------
                                                          --------------  ---------------



     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)


                                                               THREE MONTHS ENDED
                                                          -----------------------------
                                                             JUNE 30,       JUNE 30,
                                                               1999           1998
                                                          --------------  --------------
                                                           (UNAUDITED)     (UNAUDITED)
Revenues:
     Casino                                                $ 76,935           $ 64,495
     Admissions                                               4,678              4,009
     Food, beverage and other                                 8,136              5,535
                                                          --------------  ---------------
                                                             89,749             74,039
     Less promotional allowances                             (6,929)            (4,979)
                                                          --------------  ---------------
Net revenues                                                 82,820             69,060
                                                          --------------  ---------------

COST AND EXPENSES:
     Casino                                                  31,472             26,892
     Food, beverage and other                                 5,503              4,687
     Other operating expenses                                 2,120              2,112
     Selling, general and administrative                     12,948             11,441
     Depreciation and amortization                            3,433              3,053
     Management fees-related parties                          1,539              1,115
                                                          --------------  ---------------
                                                             57,015             49,300
                                                          --------------  ---------------
Income from operations                                       25,805             19,760
                                                          --------------  ---------------

OTHER INCOME (EXPENSE):
     Interest income                                             58                319
     Interest expense                                        (1,997)            (2,536)
                                                          --------------  ---------------
                                                             (1,939)            (2,217)
                                                          --------------  ---------------
Income before minority interests and income taxes            23,866             17,543
Minority interests                                           (8,371)            (5,557)
Income tax expense                                           (6,230)            (4,888)
                                                          --------------  ---------------
NET INCOME                                                 $  9,265           $  7,098
                                                          --------------  ---------------
                                                          --------------  ---------------



     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                         SIX MONTHS ENDED
                                                                  ------------------------------
                                                                     JUNE 30,          JUNE 30,
                                                                       1999              1998
                                                                  --------------   --------------
                                                                    (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 18,030           $ 13,409
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation                                                      6,016              5,256
      Amortization                                                        745                691
      Deferred income taxes                                               685                663
      Minority interests                                               16,064             10,177
   Changes in operating assets and liabilities:
           Other current assets                                           (60)              (704)
           Accounts payable                                             1,661             (2,197)
           Accrued interest payable to related parties                    (98)            (1,627)
           Income taxes payable                                        11,421              7,982
           Accrued liabilities                                         (2,979)             7,975
                                                                  --------------  ---------------
           Net cash provided by operating activities                   51,485             41,625
                                                                  --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                                        -             10,100
      Purchases of property and equipment                              (3,452)           (22,124)
      Payments under development agreement and other
         infrastructure improvements                                        -             (2,500)
                                                                  --------------  ---------------
           Net cash used in investing activities                       (3,452)           (14,524)
                                                                  --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on installment contracts                                 (1,788)            (1,108)
     Repayment of long-term debt                                      (35,155)           (22,170)
     Repayment of partner loans                                        (8,639)           (10,384)
     Payment of preferred equity return to partner                     (2,535)            (1,159)
     Partnership equity distributions                                  (7,019)            (3,774)
     Repayment of partner capital contribution                           (289)                 -
     Increase in other assets                                            (118)                 -
                                                                  --------------  ---------------
           Net cash used in financing activities                      (55,543)           (38,595)
                                                                  --------------  ---------------
Net decrease in cash and cash equivalents                              (7,510)           (11,494)
Cash and cash equivalents, beginning of period                         25,491             41,257
                                                                  --------------  ---------------
Cash and cash equivalents, end of period                             $ 17,981           $ 29,763
                                                                  --------------  ---------------
                                                                  --------------  ---------------


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

                           THE INDIANA GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


    GUARANTY OF PARENT OBLIGATIONS-Argosy has issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, and its rights to certain payments from the Partnership, as collateral, under the terms of the Mortgage Notes. Additionally, the Company is a guarantor of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy validly tendered $212.7 million of its Mortgage Notes. At June 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement. The Company is a named borrower under the Credit Facility and borrowings are secured by the interest in the Partnership. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                          INDIANA GAMING COMPANY, L.P.
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                      JUNE 30,       DECEMBER 31,
                                                                       1999             1998
                                                                   ------------      ------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 17,981          $ 25,491
     Other current assets                                               1,410             1,349
                                                                   ------------      ------------
        Total current assets                                           19,391            26,840
                                                                   ------------      ------------
NET PROPERTY AND EQUIPMENT                                            190,931           193,469
                                                                   ------------      ------------
OTHER ASSETS:
     Deposits and other assets                                            118                 -
     Intangible assets, net                                            28,821            29,566
                                                                   ------------      ------------
        Total other assets                                             28,939            29,566
                                                                   ------------      ------------
TOTAL ASSETS                                                         $239,261          $249,875
                                                                   ------------      ------------
                                                                   ------------      ------------

CURRENT LIABILITIES:
     Accounts payable                                                $  3,635          $  2,744
     Accrued interest and dividends payable-related parties             1,462             4,475
     Other accrued liabilities                                         21,424            25,450
     Due to affiliates                                                    970               945
     Current maturities of long-term debt                              21,674            21,478
                                                                   ------------      ------------
        Total current liabilities                                      49,165            55,092
                                                                   ------------      ------------
LONG-TERM DEBT                                                         85,011           107,722

PARTNERS' EQUITY:
     General partner                                                   66,957            56,592
     Limited partners                                                  38,128            30,469
                                                                   ------------      ------------
        Total partners' equity                                        105,085            87,061
                                                                   ------------      ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                               $239,261          $249,875
                                                                   ------------      ------------
                                                                   ------------      ------------

            See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                                  SIX MONTHS ENDED
                                                           ------------------------------
                                                            JUNE 30,           JUNE 30,
                                                              1999               1998
                                                           -----------       ------------
                                                           (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                                $ 150,014           $ 120,065
     Admissions                                                8,956               7,200
     Food, beverage and other                                 15,659               9,722
                                                           -----------       ------------
                                                             174,629             136,987
     Less promotional allowances                             (13,340)             (8,176)
                                                           -----------       ------------
Net revenues                                                 161,289             128,811
                                                           -----------       ------------
COST AND EXPENSES:
     Casino                                                   61,840              50,924
     Food, beverage and other                                 10,509               8,270
     Other operating expenses                                  4,143               4,103
     Selling, general and administrative                      24,821              20,357
     Depreciation and amortization                             6,735               5,919
     Management fees-related parties                           7,497               5,645
                                                           -----------       ------------
                                                             115,545              95,218
                                                           -----------       ------------
Income from operations                                        45,744              33,593
                                                           -----------       ------------

OTHER INCOME (EXPENSE):
     Interest income                                             157                 765
     Interest expense                                         (8,104)            (10,412)
                                                           -----------       ------------
                                                              (7,947)             (9,647)
                                                           -----------       ------------
NET INCOME PRIOR TO PREFERRED EQUITY RETURN                   37,797              23,946
Preferred equity return                                       (2,578)             (2,780)
                                                           -----------       ------------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS          $  35,219           $  21,166
                                                           -----------       ------------
                                                           -----------       ------------


            See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)


                                                                 THREE MONTHS ENDED
                                                           ------------------------------
                                                            JUNE 30,           JUNE 30,
                                                              1999               1998
                                                           -----------       ------------
                                                           (UNAUDITED)        (UNAUDITED)
REVENUES:
     Casino                                                $ 76,935           $ 64,495
     Admissions                                               4,678              4,009
     Food, beverage and other                                 8,136              5,535
                                                           ----------        ----------
                                                             89,749             74,039
     Less promotional allowances                             (6,929)            (4,979)
                                                           ----------        ----------
Net revenues                                                 82,820             69,060
                                                           ----------        ----------
COST AND EXPENSES:
     Casino                                                  31,472             26,892
     Food, beverage and other                                 5,503              4,687
     Other operating expenses                                 2,120              2,112
     Selling, general and administrative                     12,948             11,441
     Depreciation and amortization                            3,420              3,038
     Management fees-related parties                          3,847              2,991
                                                           ----------        ----------
                                                             59,310             51,161
                                                           ----------        ----------
Income from operations                                       23,510             17,899
                                                           ----------        ----------
OTHER INCOME (EXPENSE):
     Interest income                                             58                319
     Interest expense                                        (3,871)            (5,142)
                                                           ----------        ----------
                                                             (3,813)            (4,823)
                                                           ----------        ----------
NET INCOME PRIOR TO PREFERRED EQUITY RETURN                  19,697             13,076
Preferred equity return                                      (1,256)            (1,378)
                                                           ----------        ----------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS          $ 18,441           $ 11,698
                                                           ----------        ----------
                                                           ----------        ----------



           See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                SIX MONTHS ENDED
                                                                         -----------------------------
                                                                           JUNE 30,          JUNE 30,
                                                                            1999               1998
                                                                         -----------        ----------
                                                                         (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $ 35,219           $ 21,166
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                         5,990              5,228
        Amortization                                                           745                691
        Accrued preferred equity dividends                                   2,578              2,780
     Changes in operating assets and liabilities:
        Due from affiliates                                                     25               (452)
        Other current assets                                                   (61)              (684)
        Accounts payable                                                       891             (2,216)
        Accrued interest payable to related parties                         (3,013)            (3,757)
        Accrued liabilities                                                  1,281              8,160
                                                                         -----------        ----------
           Net cash provided by operating activities                        43,655             30,916
                                                                         -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted cash held in escrow                                           -             10,100
        Payments under development agreement and
            other infrastructure improvements                                    -             (2,500)
        Purchases of property and equipment                                 (3,452)           (22,129)
                                                                         -----------        ----------
           Net cash used in investing activities                            (3,452)           (14,529)
                                                                         -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                                   (1,788)            (1,108)
        Payment of preferred return to partners                             (6,097)            (2,726)
        Partnership equity distributions                                   (16,516)            (8,881)
        Repayment of partner's capital contribution                           (679)                 -
        Payments on long-term debt and partner loans                       (22,515)           (16,979)
        Partner equity contributions                                             -              1,813
        Increase in other assets                                              (118)                 -
                                                                         -----------        ----------
           Net cash used in financing activities                           (47,713)           (27,881)
                                                                         -----------        ----------
Net decrease in cash and cash equivalents                                   (7,510)           (11,494)
Cash and cash equivalents,  beginning of period                             25,491             41,257
                                                                         -----------        ----------
Cash and cash equivalents,  end of period                                 $ 17,981           $ 29,763
                                                                         -----------        ----------
                                                                         -----------        ----------

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

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    The Company, through its subsidiaries or joint ventures, owns and operates the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino - Baton Rouge in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino and Hotel in Lawrenceburg, Indiana.

    The Company's results of operations for the three months ended June 30, 1999 reflect increases in both revenues and operating income at all of its casino properties except Baton Rouge, over 1998 amounts. This improvement is attributed to the Company's operating strategy, which has been developed with the goal to position the Company as the premier riverboat casino operator. This strategy includes capitalizing on management's significant experience and expertise in gaming industry operations and marketing, developing the Company's marketing strategies with an emphasis on direct marketing, and prudently investing in gaming and gaming-related assets for its properties. The Argosy Casino - Baton Rouge showed a decrease in both revenues and operating income due to a major renovation, which closed certain areas of the vessel for most of the three months ended June 30, 1999.

    The results of operations of the Company's Baton Rouge casino were significantly impacted by the imposition of a head tax. Under the terms of an agreement with the City of Baton Rouge, the Company is required to pay a head tax of $2.50 per passenger until such time as the Company commences construction of a hotel. The Company announced on July 29, 1999 plans for a $20 million, 300 room convention hotel in downtown Baton Rouge. Concurrent with the announcement, the Company began construction on the hotel and the additional head tax of $2.50 per passenger ceased. The Company's ability to recover the carrying amount of its long-lived assets in Baton Rouge is dependent on several factors including achieving anticipated operating results and the competitive environment. If the Company is unable to complete the hotel or if the Company's operating results do not improve through cost efficiencies or following the elimination, on July 1, 1999, of video poker at many competing outlets, management's evaluation of recoverability could change and the Company could record an impairment loss amounting to a substantial portion of its $111 million Baton Rouge investment.

    The Company is in a net operating loss carryforward position at June 30, 1999. The Company utilized approximately $4.8 million and $1.8 million of net operating loss carryforwards to offset its federal tax liability for the six and three months ended June 30, 1999. No federal tax benefit was recorded on the Company's operating loss for the three or six months ended June 30, 1999 or 1998 due to the uncertainty of realization.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


                                                        SIX MONTHS ENDED                THREE MONTHS ENDED
                                                  ----------------------------------------------------------------
                                                    JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                                      1999            1998             1999             1998
                                                  ------------    -------------    -------------    --------------
                                                   (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

CASINO REVENUES
     Alton Belle Casino                            $  38,019        $  34,317        $  19,910        $  17,288
     Argosy Casino Riverside                          39,995           35,355           20,797           16,996
     Argosy Casino - Baton Rouge                      24,315           24,285           11,736           12,181
     Belle of Sioux City Casino                       12,705           10,851            6,542            5,590
     Argosy Casino & Hotel in Lawrenceburg           150,014          120,065           76,935           64,495
                                                  -----------      -----------      -----------      ------------
          Total                                    $ 265,048        $ 224,873        $ 135,920        $ 116,550
                                                  -----------      -----------      -----------      ------------
                                                  -----------      -----------      -----------      ------------

NET REVENUES
     Alton Belle Casino                            $  39,770        $  36,448        $  20,777        $  18,390
     Argosy Casino Riverside                          42,423           37,860           22,008           18,246
     Argosy Casino - Baton Rouge                      25,200           25,543           12,174           12,839
     Belle of Sioux City Casino                       13,130           11,306            6,761            5,829
     Argosy Casino & Hotel in Lawrenceburg           161,289          128,811           82,820           69,060
     Other                                               180              189               61               93
                                                  -----------      -----------      -----------      ------------
          Total                                    $ 281,992        $ 240,157        $ 144,601        $ 124,457
                                                  -----------      -----------      -----------      ------------
                                                  -----------      -----------      -----------      ------------

INCOME (LOSS) FROM OPERATIONS(1)
     Alton Belle Casino                            $   9,286        $   7,079        $   5,304        $   3,686
     Argosy Casino Riverside                           5,256            1,375            3,221              761
     Argosy Casino - Baton Rouge                        (744)          (1,915)            (637)            (458)
     Belle of Sioux City Casino                        1,805              792              960              528
     Argosy Casino & Hotel in Lawrenceburg            50,242           37,062           25,818           19,775
     Corporate (3)                                    (8,352)          (5,083)          (3,326)          (2,220)
     Jazz                                             (2,546)          (3,533)          (1,315)          (2,312)
     Other                                              (662)            (736)            (331)            (370)
                                                  -----------      -----------      -----------      ------------
          Total                                    $  54,285        $  35,041        $  29,694        $  19,390
                                                  -----------      -----------      -----------      ------------
                                                  -----------      -----------      -----------      ------------

EBITDA(1)(2)
     Alton Belle Casino                            $  11,333        $   9,022        $   6,325        $   4,665
     Argosy Casino Riverside                           8,160            4,406            4,666            2,315
     Argosy Casino - Baton Rouge                       2,046              691              782              855
     Belle of Sioux City Casino                        2,391            1,306            1,266              788
     Argosy Casino & Hotel in Lawrenceburg            59,976           45,157           30,777           23,928
     Lawrenceburg financial advisory fee (4)          (2,999)          (2,176)          (1,539)          (1,115)
     Corporate (3)                                    (8,353)          (4,670)          (3,334)          (2,013)
     Jazz                                             (1,196)          (2,267)            (640)          (1,698)
     Other                                                18              (57)               9              (32)
                                                  -----------      -----------      -----------      ------------
          Total                                    $  71,376        $  51,412        $  38,312        $  27,693
                                                  -----------      -----------      -----------      ------------
                                                  -----------      -----------      -----------      ------------

                           ARGOSY GAMING COMPANY
              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                (continued)




(1) Income from operations and EBITDA are presented before consideration of any management fees paid to the Company and in the case of Sioux City and Lawrenceburg before the 30% and 42.5% minority interests, respectively.

(2) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity). EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. The Company has other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

(3) Includes expenses related to a severance package and a settlement agreement of $1.8 million for the six months ended June 30, 1999.

(4) The Lawrenceburg partnership pays a financial advisory fee equal to 5.0% of its EBITDA to a minority partner.

                           ARGOSY GAMING COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                (continued)


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    CASINO--Casino revenues for the six months ended June 30, 1999 increased by $40.2 million to $265.0 million from $224.9 million for the six months ended June 30, 1998 due primarily to a $29.9 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $150.0 million for the six months ended June 30, 1999. The Company's other properties reported an aggregate 10% increase in casino revenues from $104.8 to $115.0 million. In particular, Alton casino revenues increased from $34.3 to $38.0 million, Riverside casino revenues increased from $35.4 to $40.0 million and Sioux City casino revenues increased from $10.9 to $12.7 million. Baton Rouge casino revenues remained flat at $24.3 million due to a major renovation, which closed certain areas of the vessel for most of the second quarter.

    Casino expenses increased to $120.4 million for the six months ended June 30, 1999 from $107.4 million for the six months ended June 30, 1998. This increase is primarily due to increased Lawrenceburg casino expenses of $10.9 million due to an increase in gaming and admission taxes of $7.6 million as a result of the overall increase in Lawrenceburg casino revenues of $29.9 million. Casino expenses at Alton increased $1.3 million due to an $0.8 million increase in gaming and admission taxes as a result of the overall increase in Alton casino revenues of $3.7 million.

    ADMISSIONS--Admissions revenues (net of complimentary admissions) decreased slightly by $0.3 million to $3.2 million. Although the number of admissions increased, more complimentary admissions were given to customers as part of Lawrenceburg's marketing program.

    FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $4.1 million to $27.7 million for the six month period ended June 30, 1999. This increase is attributable to restaurants and hotel at the Lawrenceburg property being opened the entire six months in 1999. Food, beverage and other net profit improved $3.9 million to $7.8 million for the six months ended June 30, 1999. Alton, Riverside and Baton Rouge each reported decreases in food and beverage revenues and expenses. Alton's decrease was due to the closing of a restaurant during the entire six months ended June 30, 1999 in conjunction with a major renovation. Riverside's and Baton Rouge's decreases were primarily due to the decreased use of food and beverage as a promotional item.

    The Lawrenceburg hotel, which opened in May 1998, contributed $1.9 million in net revenues and $0.8 million of operating profit. The hotel occupancy percentage was 80% and the average daily room rate was $80.

    OTHER OPERATING EXPENSES--Other operating expenses were virtually unchanged at $13.3 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $8.7 million to $57.1 million for the six months ended June 30, 1999 due primarily to an increase of $4.5 million at Lawrenceburg relating to expanded promotions and additional payments due to the city due to increased gaming revenue. Baton Rouge selling, general and administrative expenses decreased by $0.5 million due to the elimination of the group sales department as a result of cost reduction programs. Corporate expenses increased by $3.3 million due to expenses related to a severance package and settlement arrangement and expenses related to incentive compensation.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $0.7 million from $16.4 million for the six months ended June 30, 1998 to $17.1 million for the six months ended June 30, 1999, due to depreciation on the Lawrenceburg hotel which was opened in May 1998.

    INTEREST EXPENSE--Net interest expense decreased $0.8 million to $26.1 million for the six months ended June 30, 1999. This decrease is due to a decrease in interest expense to a minority partner of $1.2 million offset by capitalized interest of $1.1 million in the first six months of 1998.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    CASINO--Casino revenues for the three months ended June 30, 1999 increased by $19.4 million to $135.9 million from $116.6 million for the three months ended June 30, 1998 due primarily to a $12.4 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $76.9 million for the three months ended June 30, 1999. The Company's other properties reported an aggregate 13% increase in casino revenues from $52.1 to $59.0 million. In particular, Alton casino revenues increased from $17.3 to $19.9 million, Riverside casino revenues increased from $17.0 to $20.8 million and Sioux City casino revenues increased from $5.6 to $6.5 million. Baton Rouge casino revenues decreased from $12.2 to $11.7 million due to a major renovation, which closed certain areas of the vessel for most of the second quarter.

    Casino expenses increased to $61.0 million for the three months ended June 30, 1999 from $54.7 million for the three months ended June 30, 1998. This increase is primarily due to increased Lawrenceburg casino expenses of $4.6 million due to an increase in gaming and admission taxes of $3.1 million as a result of the overall increase in Lawrenceburg casino revenues of $12.4 million. Casino expenses at Alton and Riverside increased $0.8 million and $0.9 million, due to an increase in gaming and admission taxes of $0.6 million and $0.8 million, respectively, as a result of the overall increase in Alton and Riverside casino revenues of $2.6 million and $3.8 million.

    ADMISSIONS--Admissions revenues (net of complimentary admissions) remained approximately the same at $1.7 million. Although the number of admissions increased, more complimentary admissions were given to customers as part of Lawrenceburg's marketing program.

    FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $1.6 million to $14.1 million for the three month period ended June 30, 1999. Food, beverage and other net profit improved $1.8 million to $3.8 million for the three months ended June 30, 1999. Alton, Riverside and Baton Rouge each reported decreases in food and beverage revenues and expenses. Alton's decrease was due to the closing of a restaurant during the entire three months ended June 30, 1999 in conjunction with a major renovation. Riverside's and Baton Rouge's decreases were primarily due to the decreased use of food and beverage as a promotional item.

    The Lawrenceburg hotel, which opened in May 1998, contributed $1.1 million in net revenues and $0.6 million of operating profit. The hotel occupancy percentage was 83% and the average daily room rate was $83.

    OTHER OPERATING EXPENSES--Other operating expenses were virtually unchanged at $6.7 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $3.4 million to $28.4 million for the three months ended June 30, 1999 due primarily to an increase of $1.5 million at Lawrenceburg relating to expanded promotions and additional payments due to the city due to increased gaming revenue. Riverside selling, general and administrative expenses increased by $0.7 million due to expenses for a management bonus incentive plan and a fine accessed by the state. Corporate expenses increased by $1.1 million due to expenses related to incentive compensation.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $0.3 million from $8.3 million for the three months ended June 30, 1998 to $8.6 million for the three months ended June 30, 1999, due to depreciation on the Lawrenceburg hotel which was opened in May 1998.

    INTEREST EXPENSE--Net interest expense decreased $0.5 million to $12.9 million for the three months ended June 30, 1999. This decrease is due to a decrease in interest expense to a minority partner of $0.6 million offset by capitalized interest of $0.5 million in the second quarter of 1998.


COMPETITION

    The Company's Alton Casino faces competition from five other riverboat casino operators in the St. Louis area and expects the level of competition to remain intense in the future. The Company's Riverside Casino faces competition from three casino companies in the Kansas City area, two of which operate two gaming vessels each, allowing them to offer more continuous boarding than our single vessel facility. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. The Company faces competition in Sioux City, Iowa, from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market. In addition, a riverboat casino opened in November 1998 in the Louisville, Kentucky area approximately 100 miles from the Company's Lawrenceburg facility and a competing riverboat is expected to open approximately 45 miles from the Company's Lawrenceburg facility in 2000. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.


LIQUIDITY AND CAPITAL RESOURCES

    In the six months ended June 30, 1999, the Company generated cash flows from operating activities of $54.0 million before the effect of an extraordinary loss compared to $33.1 million for the same period in 1998. This increase is attributable to improved operations at four of the Company's five casino locations.

    In the six months ended June 30, 1999, the Company used cash flows for investing activities of $12.1 million versus $15.9 million for the six months ended June 30, 1998. The primary use of funds in 1999 was for capital expenditures. The primary use of funds in 1998 was the completion of the construction of the Lawrenceburg facility and hotel. Overall capital expenditures have decreased between periods reflecting the completion of the Lawrenceburg casino.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


    During the six months ended June 30, 1999, the Company used $45.9 million in cash flows for financing activities compared to using $11.2 million of cash flows for financing activities for the same period in 1998. In 1999, the Company received proceeds of $200 million from the issuance of subordinated notes and $25 million from a line of credit. The Company repayed long term debt of $212.8 million, put $26.7 million in funds in an escrow to retire future debt and used $8.4 million which was capitalized as deferred finance costs in connection with the refinancing. In 1998, the Company received proceeds of $7.4 million from the sale of preferred stock and warrants. Cash flows in both 1999 and 1998 were used to repay loans related to the Company's Lawrenceburg casino, partner equity distributions related to the Lawrenceburg partnership and for payments on installment contracts and other long-term obligations.

    As of June 30, 1999, the Company had approximately $51.1 million of cash, cash equivalents, and marketable securities, including approximately $18.0 million held at the Indiana Partnership. In addition, the Company has placed in escrow $26.7 million to fund the interest payments, redemption premium and principal for the remaining $22.2 million of Mortgage Notes which were not tendered in the refinancing but which will be redeemed in June 2000. At June 30, 1999, the Company has outstanding $200 million of Senior Subordinated Notes, which were issued in June 1999 and are due June 2009 and $25 million on a senior secured revolving credit facility. On July 7, 1999, the Company redeemed the $115 million of Convertible Subordinated Notes with an additional draw down of $105 million on the senior secured revolving credit facility and cash of approximately $13.7 million. As of August 9, 1999 availability under the Credit Facility is approximately $77 million.

    The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties. During 1999, the Company expects to spend approximately $34 million to fund its capital expenditures program principally related to upgrading its gaming facilities and purchasing gaming equipment. In addition, the Company recently began construction of a $20 million 300 room convention hotel next to the Company's casino in Baton Rouge, Louisiana.

    During an ongoing audit, the Internal Revenue Service (IRS) has challenged the S-corporation status of a predecessor entity of the Company. If the IRS challenge is successful, the Company currently estimates that it would require up to approximately $14.1 million (excluding penalties) to fund the potential federal and any state income tax liability. The Company believes it has substantial legal grounds for its tax position related to this matter and is vigorously contesting the IRS challenge; however, no assurance can be given that the Company will not be required to pay some or all of the disputed amount.

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

    As of June 30, 1999, the Company has incurred approximately $400,000 of costs related to Year 2000 issues. The Company estimates it will incur less than $100,000 in future expenses to ensure all systems will function properly with respect to dates in the Year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.


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

GAMEDEV OF SIOUX CITY, INC., f/k/a SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY GAMING COMPANY AND IOWA GAMING COMPANY

    This suit was filed on June 11, 1998, in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks monetary damages and an equitable accounting based on claims of breach of fiduciary duty and negligent misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that Gamedev's claims are derivative in nature, and that Gamedev has failed to comply with the demand requirements under Iowa limited partnership law. Also, Gamedev is not entitled to an equitable accounting because it has an adequate remedy at law. In response, on August 4, 1998, plaintiff filed a First Amended and Substituted Petition and added claims for fraudulent misrepresentation, breach of the partnership agreement, and breach of the management agreement. Defendants filed a motion to dismiss based on substantially similar grounds and requested a more specific statement on the claims for breach of contract. On September 25, 1998, the court denied the motion to dismiss and granted the request for a more specific statement. Plaintiff subsequently filed a Second Amended Petition on October 14, 1998 and a Third Amended Petition on April 29, 1999. Gamedev withdrew its claim for an equitable accounting and added a claim for fraudulent nondisclosure. The parties filed a joint motion for continuance and the court rescheduled the trial date to May 30, 2000. The discovery cutoff deadline for the parties is April 28, 2000. Gamedev must designate its experts by November 29, 1999, and defendants must designate their experts by January 31, 2000. Dispositive motions shall be filed by February 29, 2000, and a settlement conference is set for May 24, 2000. The parties have exchanged and responded to written discovery. Depositions have begun. There can be no assurance that the lawsuit will not lead to events having a material adverse effect on the Company.

GAMING INDUSTRY CLASS ACTIONS

    The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. V. CAESARS WORLD, INC., ET AL. On February 13, 1997 the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plantiffs filed a second consolidated amended complaint. The parties have fully briefed the Plaintiff's motion for class certification and are awaiting a decision from the court. On June 22, 1999 the Court ordered that the plaintiffs could conduct limited class discovery on the defendants promotional and advertising documents. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

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

    In April, 1999, the Indiana Court of Appeals in the case entitled JAMES WURSTER, SAMUEL TURPIN AND WILLIS CONNOR V. THE STATE OF INDIANA issued a unanimous decision dismissing all counts of the indictment of the Marion County Grand Jury against Messrs. Wurster and Connor and all counts of the indictment against Turpin, except the counts dealing with reports to the Indiana Election Commission and the Indiana Bureau of Motor Vehicles. On April 28, 1999 the Marion County Prosecutor petitioned the Indiana Supreme Court to review the Court of Appeals decision. On July 28, 1999 the Indiana Supreme Court affirmed the Court of Appeals ruling to dismiss all counts of the indictments against Messrs. Wurster and Connor and all counts of the indictment against Turpin except those relating to fraudulent reporting.

    There can be no assurance that the grand jury investigation will not lead to events having a material adverse effect on the Company.


Item 2. CHANGES IN SECURITIES

    As a part of the Company's recently completed refinancing of its indebtedness, on May 5, 1999 the Company commenced an offer to purchase all of its $235 million aggregate outstanding 13 1/4% First Mortgage Notes due 2004. In connection with this tender offer, the Company also solicited consents to permit it to create additional liens on the collateral securing the Company's obligations under the First Mortgage Notes and amend the indenture and the related security documents of the First Mortgage Notes to eliminate the subsidiary guarantee provisions, substantially all of the restrictive covenants and certain of the event of default provisions and modify certain other provisions.

    On May 18, 1999, the Company received consents from holders representing approximately 90% of the outstanding First Mortgage Notes and executed a supplemental indenture and amendments to the related security documents to give effect to the foregoing amendments. On June 7, 1999, the Company repurchased all of the First Mortgage Notes that were tendered pursuant to the offer to purchase. As of June 30, 1999, the Company has outstanding $22.2 million of First Mortgage Notes. The Company is required under the terms of is new Credit Facility to cash collateralize its remaining obligations and call for redemption all outstanding First Mortgage Notes on the earliest redemption date, June 1, 2000.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on April 22, 1999. At the meeting, the stockholders voted on the election of two directors. Voting on the matter was as follows:

                                   Votes           Votes          Withheld/          Broker
                                    For           Against          Abstain          Non-votes
                                ----------        -------         ---------         ---------
  William F. Cellini            26,016,274                         73,358
  William J. McEnery            25,028,589                         61,043

Item 5.  OTHER INFORMATION-None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

                  27 - Financial Data Schedule

(b)      REPORTS ON FORM 8-K

              1. Report on Form 8-K dated May 5, 1999, filed with the Securities and Exchange Commission containing information regarding the Company's intent to issue approximately $200 million principal amount of Senior Subordinated Notes. The Company intends to use the proceeds from the issuance of the New Notes to refinance a portion of its outstanding
                     13 1/4% First Mortgage Notes due 2004.

              2. Report on Form 8-K dated May 18, 1999, filed with the Securities and Exchange Commission, announcing the expiration of the Company's consent solicitation pursuant to the offer to purchase its outstanding 13 1/4% First Mortgage Notes due 2004 and announcing the Company is pursuing a private placement of $200 million of Senior Subordinated Notes.

              3. Report on Form 8-K, dated June 8, 1999, filed with the Securities and Exchange Commission, announcing the expiration of the Company's tender offer pursuant to the Offer to Purchase its outstanding 13 1/4% First Mortgage Notes due 2004, the close of the Company's offering of Senior Subordinated Notes and new credit facility and the call for redemption of the Company's 12% Convertible Notes due 2001.

                              ARGOSY GAMING COMPANY
                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 9, 1999              /s/ Dale R. Black
     ------------------              ------------------------------------------
                                         Dale R. Black
                                         Vice President-Chief Financial Officer