Form 10-Q
period 1999-09-30
ARGOSY GAMING CO
filed 1999-11-15
CIK 895385

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

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 28,161,219 shares of Common Stock, $.01 par value per share, as of November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                     PART 1



      FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY

       Condensed Consolidated Balance Sheets                                1
       Condensed Consolidated Statements of Operations                      2
       Condensed Consolidated Statements of Income                          3
       Condensed Consolidated Statements of Cash Flows                      4
       Condensed Consolidated Statements of Stockholders' Equity            5
       Notes to Condensed Consolidated Financial Statements                 6

FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST
 MORTGAGE NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

      FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
             Condensed Balance Sheets                                      14
             Condensed Statements of Income                                15
             Condensed Statements of Cash Flows                            17
             Condensed Statements of Stockholder's Equity                  18
             Notes to Condensed Financial Statements                       19

      FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY
             Condensed Balance Sheets                                      20
             Condensed Statements of Operations                            21
             Condensed Statements of Cash Flows                            23
             Notes to Condensed Financial Statements                       24

      FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.
             Condensed Consolidated Balance Sheets                         25
             Condensed Consolidated Statements of Operations               26
             Condensed Consolidated Statements of Cash Flows               28
             Notes to Condensed Consolidated Financial Statements          29

      FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM
             Condensed Balance Sheets                                      30
             Condensed Statements of Operations                            31
             Condensed Statements of Cash Flows                            33
             Notes to Condensed Financial Statements                       34

      FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
             Condensed Balance Sheets                                      35
             Condensed Statements of Operations                            36
             Condensed Statements of Cash Flows                            38
             Notes to Condensed Financial Statements                       39

      FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
             Condensed Consolidated Balance Sheets                         40
             Condensed Consolidated Statements of Income                   41
             Condensed Consolidated Statements of Cash Flows               43
             Notes to Condensed Consolidated Financial Statements          44


      FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
             Condensed Balance Sheets                                       45
             Condensed Statements of Income                                 46
             Condensed Statements of Cash Flows                             48
             Notes to Condensed Financial Statements                        49


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS                                                                  50



                                     PART II

Item 1         Legal Proceedings                                            59
Item 2         Changes in Securities                                        60
Item 3         Defaults upon Senior Securities                              60
Item 4         Submission of Matters to a Vote of Security Holders          60
Item 5         Other Information                                            60
Item 6         Exhibits and Reports on Form 8-K                             60

                              ARGOSY GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                               1999                  1998
                                                                       ---------------------  --------------------
                                                                           (UNAUDITED)

CURRENT ASSETS:
      Cash and cash equivalents                                            $  37,702          $  89,857
      Restricted cash                                                         26,664                -
      Other current assets                                                     8,608              9,399
                                                                           ---------          ---------
            Total current assets                                              72,974             99,256
                                                                           ---------          ---------
NET PROPERTY AND EQUIPMENT                                                   390,281            395,920
                                                                           ---------          ---------

Other assets:
      Goodwill and other intangible assets, net                               50,264             51,817
      Other, net                                                              16,252             15,759
                                                                           ---------          ---------
            Total other assets                                                66,516             67,576
                                                                           ---------          ---------
TOTAL ASSETS                                                               $ 529,771          $ 562,752
                                                                           =========          =========

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                             $  71,870          $  57,130
      Other current liabilities                                               34,361             14,255
                                                                           ---------          ---------
            Total current liabilities                                        106,231             71,385
                                                                           ---------          ---------

LONG-TERM DEBT                                                               346,234            412,360
OTHER LONG-TERM OBLIGATIONS                                                    2,158              2,144
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES                     42,325             30,660

SERIES A CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE                             -                5,340
    10,000,000 SHARES AUTHORIZED, 547 SHARES ISSUED
    AND OUTSTANDING AT DECEMBER 31, 1998

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par; 60,000,000 shares authorized;                      282                258
            28,161,219 and 25,830,313 shares issued and outstanding at
            September 30, 1999 and December 31, 1998, respectively
      Capital in excess of par                                                79,937             74,484
      Retained deficit                                                       (47,396)           (33,879)
                                                                           ---------          ---------
            Total stockholders' equity                                        32,823             40,863
                                                                           ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 529,771          $ 562,752
                                                                           =========          =========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share And Per Share Data)

                                                                                  NINE MONTHS ENDED
                                                                      --------------------------------------------
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                              1999                   1998
                                                                      ---------------------  ---------------------
                                                                          (UNAUDITED)            (UNAUDITED)
REVENUES:
      Casino                                                                  $ 412,314          $ 349,203
      Admissions                                                                 14,013             11,781
      Food, beverage and other                                                   42,938             37,345
                                                                              ---------          ---------
                                                                                469,265            398,329
    Less promotional allowances                                                 (30,703)           (24,639)
                                                                              ---------          ---------
Net revenues                                                                    438,562            373,690
                                                                              ---------          ---------

COSTS AND EXPENSES:
      Casino                                                                    186,044            165,307
      Food, beverage and other                                                   30,491             30,183
      Other operating expenses                                                   20,364             20,150
      Selling, general and administrative                                        87,105             72,489
      Depreciation and amortization                                              25,719             24,823
                                                                              ---------          ---------
                                                                                349,723            312,952
                                                                              ---------          ---------
Income from operations                                                           88,839             60,738
                                                                              ---------          ---------

OTHER INCOME (EXPENSE):
      Interest income                                                             2,386              2,575
      Interest expense                                                          (38,518)           (43,114)
                                                                              ---------          ---------
                                                                                (36,132)           (40,539)
                                                                              ---------          ---------
Income before minority interests, income taxes and extraordinary item            52,707             20,199
Minority interests                                                              (25,977)           (17,921)
Income tax expense                                                               (1,800)              (445)
                                                                              ---------          ---------
Net income before extraordinary item                                             24,930              1,833
Extraordinary loss on extinguishment of debt                                    (38,420)                --
                                                                              ---------          ---------
NET (LOSS) INCOME                                                               (13,490)             1,833
Preferred stock dividends and accretion                                             (27)              (110)
                                                                              ---------          ---------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $ (13,517)         $   1,723
                                                                              =========          =========
BASIC INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                              $    0.90          $    0.07
Extraordinary loss                                                                (1.39)                --
                                                                              ---------          ---------
BASIC (LOSS) INCOME PER SHARE                                                 $   (0.49)         $    0.07
                                                                              =========          =========
DILUTED INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                            $    0.87          $    0.07
Extraordinary loss                                                                (1.34)                --
                                                                              ---------          ---------
DILUTED (LOSS) INCOME PER SHARE                                               $   (0.47)         $    0.07
                                                                              =========          =========

   See accompanying notes to condensed consolidated financial statements.

                            ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share And Per Share Data)

                                                                                THREE MONTHS ENDED
                                                                        ---------------------------------------
                                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                                               1999                 1998
                                                                        ------------------  -------------------
                                                                            (UNAUDITED)        (UNAUDITED)
REVENUES:
      Casino                                                                  $147,267         $124,330
      Admissions                                                                 5,057            4,581
      Food, beverage and other                                                  15,265           13,780
                                                                              --------         --------
                                                                               167,589          142,691
    Less promotional allowances                                                (11,020)          (9,158)
                                                                              --------         --------
Net revenues                                                                   156,569          133,533
                                                                              --------         --------

COSTS AND EXPENSES:
      Casino                                                                    65,610           57,935
      Food, beverage and other                                                  10,612           10,473
      Other operating expenses                                                   7,113            6,847
      Selling, general and administrative                                       30,053           24,129
      Depreciation and amortization                                              8,628            8,452
                                                                              --------         --------
                                                                               122,016          107,836
                                                                              --------         --------
Income from operations                                                          34,553           25,697
                                                                              --------         --------

OTHER INCOME (EXPENSE):
      Interest income                                                              684              933
      Interest expense                                                         (10,732)         (14,627)
                                                                              --------         --------
                                                                               (10,048)         (13,694)
                                                                              --------         --------

Income before minority interests, income taxes and extraordinary item           24,505           12,003
Minority interests                                                              (9,587)          (7,697)
Income tax expense                                                                (600)            (195)
                                                                              --------         --------
Net income before extraordinary item                                            14,318            4,111
Extraordinary loss on extinguishment of debt                                    (3,660)              --
                                                                              --------         --------
NET INCOME                                                                      10,658            4,111
Preferred stock dividends and accretion                                             --              (95)
                                                                              --------         --------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                                $ 10,658         $  4,016
                                                                              ========         ========
BASIC INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                              $   0.51         $   0.17
Extraordinary loss                                                               (0.13)              --
                                                                              --------         --------
BASIC INCOME PER SHARE                                                        $   0.38         $   0.17
                                                                              ========         ========
DILUTED INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                            $   0.49         $   0.15
Extraordinary loss                                                               (0.12)              --
                                                                              --------         --------
DILUTED INCOME PER SHARE                                                      $   0.37         $   0.15
                                                                              ========         ========

   See accompanying notes to condensed consolidated financial statements.

                           ARGOSY GAMING COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (In Thousands, Except Share And Per Share Data)

                                                                                       NINE MONTHS ENDED
                                                                            ------------------------------------
                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                                  1999              1998
                                                                            ----------------- ------------------
                                                                              (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                          $ (13,490)         $   1,833
      Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
      Extraordinary loss                                                            38,420                 --
      Depreciation                                                                  23,728             23,021
      Amortization                                                                   3,289              3,227
      Compensation expense recognized on issuance of stock                              85                198
      Minority interests                                                            25,977             17,921
      Gain on sale of assets                                                          (198)                --
      Changes in operating assets and liabilities
      Other current assets                                                             332              1,130
      Accounts payable and other current liabilities                                16,192             22,849
                                                                                 ---------          ---------
            Net cash provided by operating activities                               94,335             70,179
                                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (18,088)           (30,980)
      Decrease in restricted cash held by trustees                                      --             14,504
      Proceeds from sale of assets                                                     503                 --
      Other                                                                             12             (2,831)
                                                                                 ---------          ---------
            Net cash used in investing activities                                  (17,573)           (19,307)
                                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt and installment contracts                          (5,926)            (5,219)
      Repayment of partner loans                                                   (14,334)           (15,032)
      Partnership equity distributions                                             (10,919)            (7,438)
      Payment of preferred equity return to partner                                 (3,052)            (2,709)
      Repayment of partner capital contribution                                     (1,668)                --
      Proceeds (net of issuance costs) from sale of
            preferred stock and warrants                                                --              7,365
      Increase in restricted cash held in escrow                                   (26,664)                --
      Proceeds from issuance of subordinated notes                                 200,000                 --
      Proceeds from line of credit                                                 130,000                 --
      Repayment of line of credit                                                  (28,000)                --
      Repayment of long-term debt                                                 (327,738)                --
      Premiums paid on early extinguishment of debt                                (30,585)                --
      Costs incurred to tender and retire debt                                        (894)                --
      (Increase) decrease in other assets                                           (9,137)                14
                                                                                 ---------          ---------
            Net cash used in financing activities                                 (128,917)           (23,019)
                                                                                 ---------          ---------
Net (decrease) increase in cash and cash equivalents                               (52,155)            27,853
Cash and cash equivalents, beginning of period                                      89,857             59,354
                                                                                 ---------          ---------
Cash and cash equivalents, end of period                                         $  37,702             87,207
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

                                  ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share And Per Share Data)
                                    (unaudited)


                                                                                                                       TOTAL
                                                                COMMON           CAPITAL IN         RETAINED        STOCKHOLDERS'
                                              SHARES             STOCK          EXCESS OF PAR        DEFICIT           EQUITY
                                          -------------      -------------     ---------------    ------------     --------------
Balance, December 31, 1998                  25,830,313              $258            $74,484         $(33,879)           $40,863
      Restricted Stock
            compensation expense                    --                --                 85                --                85
      Preferred stock conversion             2,310,011                23              5,344                --             5,367
      Warrants converted                        18,765                 1                 --                --                 1
      Exercise of stock options                  1,000                --                  4                --                 4
      Convertible notes converted                1,130                --                 20                --                20
      Net loss for the nine months
            ended September 30, 1999                --                --                 --          (13,490)          (13,490)
      Preferred stock dividends
             and accretion                          --                --                 --              (27)              (27)
                                          -------------      -------------     ---------------    ------------     --------------
Balance, September 30, 1999                 28,161,219              $282            $79,937         $(47,396)           $32,823
                                          =============      =============     ===============    ============     ==============


        See accompanying notes to condensed consolidated financial statements

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (In Thousands, Except Share and Per Share Data)



1.       BASIS OF PRESENTATION

                  Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through it subsidiaries or joint ventures, operates riverboat casinos in Alton, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Indiana Gaming Company, L.P., ("Indiana Partnership") is a limited partnership which owns the casino in Lawrenceburg, Indiana. The Company is the sole general partner, holds a 57.5% interest and manages the Indiana Partnership.

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

                  As of September 30, 1999 the Company is in a net operating loss position and, therefore, has recorded a valuation allowance of $18,600 against its deferred tax assets.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                 NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                          ----------------------------------   ----------------------------------
                                                           September 30,      September 30,     September 30,       September 30,
                                                                1999               1998              1999                1998
                                                          ----------------   ---------------   ---------------    ---------------
NUMERATOR:
Net (loss) income                                           $    (13,490)      $      1,833      $     10,658       $      4,111
Preferred stock dividends and accretion                              (27)              (110)               --                (95)
                                                            ------------       ------------      ------------       ------------
Numerator for basic earnings per share -
    (Loss) income attributable to Common Stockholders            (13,517)             1,723            10,658              4,016
Effect of dilutive securities:
    Preferred stock dividends and accretion                           27                 --                --                 95
                                                            ------------       ------------      ------------       ------------
Numerator for diluted earnings per share-(loss) income
    available to Common Stockholders after
    assumed conversions                                     $    (13,490)      $      1,723      $     10,658       $      4,111
                                                            ============       ============      ============       ============

DENOMINATOR:
Denominator for basic earnings per share -
    weighted-average shares outstanding                       27,740,541         24,333,333        28,055,269         24,333,333
Effect of dilutive securities:
    Restricted stock                                              90,659            105,828            93,799             90,717
    Employee stock options                                       477,521                 --           696,782                 --
    Preferred stock                                              360,260                 --                --          2,847,500
    Warrants                                                     148,526                 --           192,200                 --
                                                            ------------       ------------      ------------       ------------
Dilutive potential common shares                               1,076,966            105,828           982,781          2,938,217
Denominator for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions           28,817,507         24,439,161        29,038,050         27,271,550
                                                            ============       ============      ============       ============
BASIC INCOME PER SHARE BEFORE EXTRAORDINARY LOSS            $       0.90       $       0.07      $       0.51       $       0.17
Extraordinary loss                                                 (1.39)                --             (0.13)                --
                                                            ------------       ------------      ------------       ------------
BASIC (LOSS) INCOME PER SHARE                               $      (0.49)      $       0.07      $       0.38       $       0.17
                                                            ============       ============      ============       ============
DILUTED INCOME PER SHARE BEFORE EXTRAORDINARY LOSS          $       0.87       $       0.07      $       0.49       $       0.15
Extraordinary loss                                                 (1.34)                --             (0.12)                --
                                                            ------------       ------------      ------------       ------------
DILUTED (LOSS) INCOME PER SHARE                             $      (0.47)      $       0.07      $       0.37       $       0.15
                                                            ============       ============      ============       ============


                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)



                  Additional employee and directors stock options to purchase 570,000 and 576,000 shares of common stock were not included in the computation of quarter-to-date and year-to-date diluted earnings per share, respectively, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                  12% Convertible Debentures (convertible into 6,497,175 shares of common stock) were outstanding until July 7, 1999 but were not included in the computation of diluted earnings per share as the net interest expense per common share obtainable on conversion exceeded basic earnings per share, thus the effect would be anti-dilutive.


3.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                 1999            1998
                                                           ---------------  -------------


First Mortgage Notes due June 1, 2004,
      interest payable semi-annually at 13.25%                  $22,242        $235,000

Convertible Subordinated notes due June 1, 2001,
      convertible into common stock at $17.70 per
      share, interest payable semi-annually at 12%                   --         115,000

Senior secured line of credit, expires June 2004,
      interest payable at least quarterly at either
      LIBOR or prime plus a margin                              102,000              --

Senior subordinated notes due June 1, 2009,
      interest payable semi-annually at 10.75%                  200,000              --

Note payable, principal and interest payments
      due quarterly through September 2015,
      discounted at 10.5%                                         6,633           7,097

Notes payable, principal and interest payments
      due monthly through December 2001, interest
      payable at prime + 1%, secured by gaming vessel
      and certain equipment                                      18,576          21,707

Loans from partner, principal due in annual
      installments through 2004, interest payable
      at prime + 6%                                              30,862          45,196
                                                         --------------- ---------------
                                                                380,313         424,000
Less:  current maturities                                        34,079          11,640
                                                         --------------- ---------------
Long-term debt, less current maturities                        $346,234        $412,360
                                                         ==============  ===============

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)



                  On June 8, 1999, the Company issued $200,000 of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year $200,000 Senior Secured revolving bank credit agreement ("Credit Facility"). The Credit Facility is secured by liens on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiaries that operate the Argosy Casino & Hotel Lawrenceburg and the Belle of Sioux City casino are not co-borrowers nor are the assets pledged. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiaries that operate the Argosy Casino & Hotel Lawrenceburg and the Belle of Sioux City Casino do not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility and the subsidiary guarantees of the Subordinated Notes rank junior to the senior indebtedness of the subsidiary guarantors.

                  The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company's common stock and the occurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires the Company to maintain certain financial ratios.

                  The Company used the proceeds from the issuance of the Subordinated Notes, $25,000 in borrowings under the Credit Facility and approximately $51,000 of cash on hand to tender for and retire approximately $213,000 of its outstanding 13 1/4% First Mortgage Notes due 2004 ("Mortgage Notes"). Under terms of the Credit Facility, the Company will be required to redeem the remaining $22,242 of Mortgage Notes on June 1, 2000. The Company has placed $26,664 in escrow to fund the remaining interest payments and June 2000 redemption premium for the untendered $22,242 of Mortgage Notes. On July 7, 1999, the Company redeemed all of its outstanding 12% Convertible Subordinated Notes due 2001 ("Convertible Notes"). The Company used borrowings of $105,000 under the Credit Facility and approximately $13,700 of cash to redeem the Convertible Notes. In connection with the early extinguishment of the Mortgage Notes, the Company recorded an extraordinary loss of $34,760. In connection with the early extinguishment of the Convertible Notes, the Company recorded an extraordinary loss of $3,660. The tax benefits recorded on the extraordinary losses were offset by valuation allowances due to the uncertainty of realization.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


4.       CONVERTIBLE PREFERRED STOCK AND WARRANTS

                  On June 16, 1998, the Company issued $8,000 of Series A Convertible Preferred Stock ("Preferred Shares"), together with warrants to purchase an additional 292,612 shares of Common Stock at $3.89 per share. Through September 30, 1999, all 800 Preferred Shares had been converted into 3,641,991 shares of common stock. As of September 30, 1999, 27,432 warrants have been converted into 18,765 shares of common stock. The warrants may be exercised at the fixed strike price of $3.89. The warrants expire in 2003.


5.       COMMITMENTS AND CONTINGENT LIABILITIES

                  LAWRENCEBURG, INDIANA - Under terms of the Lawrenceburg partnership agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Indiana Partnership will be sold in its entirety.

                  OTHER - A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code ("Code") relating to the prohibition concerning a second class of stock.

                  An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has identified the S-Corporation status as one of the issues, although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $14,400, including interest through September 30, 1999, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

                  The Company is subject, from time to time, to various legal and regulatory proceedings, in the ordinary course of business. The Company believes that current proceedings will not have a material effect on the financial condition or results of operations of the Company.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


6.       SUBSIDIARY GUARANTORS

                  The $22,242 outstanding Mortgage Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and the Indiana Gaming Company (the "Guarantors"). The Mortgage Notes are secured, subject to certain prior liens, by a first lien on (i) substantially all of the assets of the Company including the assets used in the Company's Alton, Riverside, Baton Rouge and Sioux City operations, (ii) a pledge of all the capital stock of, and partnership interests in, the Company's subsidiaries, excluding the Company's partnership interest in its Sioux City property, (iii) a pledge of the intercompany notes payable to the Company from its subsidiaries and (iv) an assignment of the proceeds of the management agreement relating to the Lawrenceburg Casino project. The collateral for the Mortgage Notes does not include assets of the Indiana Partnership.

                  The Credit Facility is secured by a second lien on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City casino are not co-borrowers. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiaries that operate the Argosy Casino & Hotel Lawrenceburg and the Belle of Sioux City Casino do not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility and the subsidiary guarantees will rank junior to the senior indebtedness of the subsidiary guarantors.

                  The following tables present summarized balance sheet information of the Company as of September 30, 1999 and December 31, 1998 and summarized operating statement information for the nine and three months ended September 30, 1999 and 1998. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casinos in Sioux City, Iowa and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


         Summarized balance sheet information as of September 30, 1999 and December 31, 1998 is as follows:

                                                                 SEPTEMBER 30, 1999
                                  --------------------------------------------------------------------------------
                                     PARENT                            NON-
                                    COMPANY       GUARANTORS        GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                   ---------     ------------      -----------      ------------      ------------
ASSETS:
    Current assets                 $  34,458        $  22,529        $  24,187         $  (8,200)        $  72,974
    Non-current assets               336,922          360,172          222,528          (462,825)          456,797
                                   ---------        ---------        ---------         ---------         ---------
                                     371,380          382,701          246,715          (471,025)        $ 529,771
                                   =========        =========        =========         =========         =========

LIABILITIES AND EQUITY:
    Current liabilities            $  36,557        $  92,494        $  57,949         $ (80,769)        $ 106,231
    Non-current liabilities          302,000          183,751           72,368          (167,402)          390,717
    Stockholders' equity              32,823          106,456          116,398          (222,854)           32,823
                                   ---------        ---------        ---------         ---------         ---------
                                   $ 371,380        $ 382,701        $ 246,715         $(471,025)        $ 529,771
                                   =========        =========        =========         =========         =========

                                                                   DECEMBER 31, 1998
                                        ----------------------------------------------------------------------------
                                         PARENT                           NON-
                                        COMPANY        GUARANTORS      GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                       ---------       ----------      -----------      -------------     -------------
ASSETS:
    Current assets                     $  55,896        $  22,236        $  29,585         $  (8,461)        $  99,256
    Non-current assets                   347,441          360,354          227,439          (471,738)          463,496
                                       ---------        ---------        ---------         ---------         ---------
                                       $ 403,337        $ 382,590        $ 257,024         $(480,199)        $ 562,752
                                       =========        =========        =========         =========         =========
LIABILITIES AND EQUITY:
    Current liabilities                $   7,134        $  47,507        $  59,116         $ (42,372)        $  71,385
    Non-current liabilities              350,000          269,878          111,208          (285,922)          445,164
    Convertible preferred stock            5,340              -                -                 -               5,340
    Stockholders' equity                  40,863           65,205           86,700          (151,905)           40,863
                                       ---------        ---------        ---------         ---------         ---------
                                       $ 403,337        $ 382,590        $ 257,024         $(480,199)        $ 562,752
                                       =========        =========        =========         =========         =========

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

         Summarized operating statement information for the nine and three months ended September 30, 1999 and 1998 is as follows:

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   -------------------------------------------------------------------------------
                                       PARENT                          NON-
                                      COMPANY        GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                   ------------     ------------   ------------   ---------------  --------------
Net revenues                        $   2,587        $ 203,350       $ 268,806        $ (36,181)       $ 438,562
Costs and expenses                     11,988          145,009         195,913           (3,187)         349,723
Net interest expense (income)          25,700             (727)         11,159              -             36,132
Net (loss) income attributable
   to common shareholders             (13,517)          34,833          57,964          (92,797)         (13,517)

                                                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   -------------------------------------------------------------------------------
                                       PARENT                          NON-
                                      COMPANY        GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                   ------------     ------------   ------------   ---------------  --------------
Net revenues                        $   1,582        $ 158,662       $ 224,291        $ (10,845)       $ 373,690
Costs and expenses                      8,012          139,777         166,987           (1,824)         312,952
Net interest expense (income)          28,722           (3,875)         15,033              659           40,539
Net income (loss) attributable
   to common shareholders               1,723            6,358          37,984          (44,342)           1,723

                                                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   -------------------------------------------------------------------------------
                                       PARENT                          NON-
                                      COMPANY        GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                   ------------     ------------   ------------   ---------------  --------------
Net revenues                        $  1,186         $  74,761        $ 94,387        $ (13,765)       $ 156,569
Costs and expenses                     3,639            51,260          68,456           (1,339)         122,016
Net interest expense (income)          6,918                49           3,081              -             10,048
Net income (loss) attributable
   to common shareholders             10,658            14,671          21,657          (36,328)          10,658

                                                        THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   -------------------------------------------------------------------------------
                                       PARENT                          NON-
                                      COMPANY        GUARANTORS     GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                   ------------     ------------   ------------   ---------------  --------------
Net revenues                        $  1,502         $  46,621        $ 84,175        $   1,235        $ 133,533
Costs and expenses                     2,912            41,398          64,724           (1,198)         107,836
Net interest expense (income)          9,691            (1,235)          5,237                1           13,694
Net income (loss) attributable
   to common shareholders              4,016            (3,470)         16,660          (13,190)           4,016

                         ALTON GAMING COMPANY
                       CONDENSED BALANCE SHEETS
            (In Thousands, Except Share and Per Share Data)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1999           1998
                                                                       --------------  ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                           $ 5,162        $ 4,383
      Other current assets                                                  1,659          1,727
                                                                          -------        -------
            Total current assets                                            6,821          6,110

DUE FROM AFFILIATES                                                         9,440         10,046

NET PROPERTY AND EQUIPMENT                                                 28,332         26,808

OTHER ASSETS                                                                    2              2
                                                                          -------        -------
TOTAL ASSETS                                                              $44,595        $42,966
                                                                          =======        =======

CURRENT LIABILITIES:
      Accounts payable                                                    $ 1,375        $ 1,597
      Other current liabilities                                             7,462          4,624
                                                                          -------        -------
            Total current liabilities                                       8,837          6,221
                                                                          -------        -------

OTHER LONG-TERM OBLIGATIONS                                                   214            201

DEFERRED INCOME TAXES                                                       2,958          3,201

STOCKHOLDER'S EQUITY:
      Common stock - $1 par value, 1,000 shares authorized, issued
            and outstanding                                                     1              1
      Capital in excess of par                                                256            256
      Retained earnings                                                    32,329         33,086
                                                                          -------        -------
            Total stockholder's equity                                     32,586         33,343
                                                                          -------        -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $44,595        $42,966
                                                                          =======        =======

       See accompanying notes to condensed financial statements.

                  ALTON GAMING COMPANY
             CONDENSED STATEMENTS OF INCOME
    (In Thousands, Except Share and Per Share Data)

                                                     NINE MONTHS ENDED
                                             -------------------------------
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                  1999             1998
                                              --------------    -------------
                                               (UNAUDITED)      (UNAUDITED)
REVENUES:
      Casino                                     $ 61,457         $ 51,540
      Food, beverage and other                      4,760            5,006
                                                 --------         --------
                                                   66,217           56,546
    Less promotional allowances                    (2,114)          (1,752)
                                                 --------         --------
Net revenues                                       64,103           54,794
                                                 --------         --------

COSTS AND EXPENSES:
      Casino                                       27,586           24,140
      Food, beverage and other                      3,735            4,399
      Other operating expenses                      4,251            4,099
      Selling, general and administrative           8,966            8,607
      Depreciation and amortization                 3,100            2,956
      Management fees - related party               2,490            1,491
                                                 --------         --------
                                                   50,128           45,692
                                                 --------         --------
Income from operations                             13,975            9,102
                                                 --------         --------

OTHER INCOME (EXPENSE):
      Interest income                                 158               53
      Interest expense                                (83)             (33)
                                                 --------         --------
                                                       75               20
                                                 --------         --------
Income before income taxes                         14,050            9,122
Income tax expense                                 (5,546)          (3,634)
                                                 --------         --------
NET INCOME                                       $  8,504         $  5,488
                                                 ========         ========

            See accompanying notes to condensed financial statements.

                             ALTON GAMING COMPANY
                        CONDENSED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Data)

                                                       THREE MONTHS ENDED
                                               ---------------------------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     1999             1998
                                               ---------------    --------------
                                                (UNAUDITED)        (UNAUDITED)

REVENUES:
      Casino                                      $ 23,438          $ 17,223
      Food, beverage and other                       1,686             1,668
                                                  --------          --------
                                                    25,124            18,891
    Less promotional allowances                       (791)             (545)
                                                  --------          --------
Net revenues                                        24,333            18,346
                                                  --------          --------

Costs and expenses:
      Casino                                        10,237             8,090
      Food, beverage and other                       1,347             1,434
      Other operating expenses                       1,403             1,407
      Selling, general and administrative            3,114             2,889
      Depreciation and amortization                  1,053             1,012
      Management fees - related party                1,153               484
                                                  --------          --------
                                                    18,307            15,316
                                                  --------          --------
Income from operations                               6,026             3,030
                                                  --------          --------

OTHER INCOME (EXPENSE):
      Interest income                                   63                12
      Interest expense                                 (30)              (25)
                                                  --------          --------
                                                        33               (13)
                                                  --------          --------
Income before income taxes                           6,059             3,017
Income tax expense                                  (2,419)           (1,244)
                                                  --------          --------

NET INCOME                                        $  3,640          $  1,773
                                                  ========          ========

            See accompanying notes to condensed financial statements.

                             ALTON GAMING COMPANY
                     CONDENSED STATEMENTS OF CASH FLOWS
               (In Thousands, Except Share and Per Share Data)


                                                                        NINE MONTHS ENDED
                                                             --------------------------------------
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                   1999                1998
                                                             ------------------  ------------------
                                                                (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $  8,504          $  5,488
      Adjustments to reconcile net income to net cash
          provided by operating activities:
      Amortization                                                   313                97
      Depreciation                                                 2,787             2,859
      Deferred income taxes                                         (361)             (422)
      Changes in operating assets and liabilities:
            Other current assets                                    (127)             (100)
            Accounts payable                                        (222)              739
            Income taxes payable to affiliate                        743             4,056
            Other accrued liabilities                              2,095             1,147
                                                                --------          --------
            Net cash provided by operating activities             13,732            13,864
                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                         (4,311)           (2,753)
                                                                --------          --------
            Net cash used in investing activities                 (4,311)           (2,753)
                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Due from affiliates                                            606           (11,824)
      Payment of dividend                                         (9,261)                -
      Increase in other long-term obligations - related
         party                                                        13                11
                                                                --------          --------
            Net cash used in financing activities                 (8,642)          (11,813)
                                                                --------          --------
Net increase (decrease) in cash and cash equivalents                 779              (702)
Cash and cash equivalents, beginning of period                     4,383             3,807
                                                                --------          --------
Cash and cash equivalents, end of period                        $  5,162          $  3,105
                                                                ========          ========

            See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                  CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
                 (In Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                                                                                  TOTAL
                                                             COMMON         CAPITAL IN         RETAINED       STOCKHOLDER'S
                                            SHARES           STOCK         EXCESS OF PAR       EARNINGS           EQUITY
                                       --------------      ---------      ---------------   -------------    ---------------
Balance, December 31, 1998                     1,000        $    1          $    256          $  33,086         $  33,343
      Dividends paid                               -             -                 -             (9,261)           (9,261)
      Net income for the nine months
            ended September 30, 1999               -             -                 -              8,504             8,504
                                       --------------      ---------      ---------------   -------------    ----------------
Balance, September 30, 1999                    1,000        $    1          $    256          $  32,329         $  32,586
                                       ==============      =========      ===============   =============    ================

            See accompanying notes to condensed financial statements

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

                  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.


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

                  An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has identified the S-Corporation status as one of the issues, although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $14.4 million, including interest through September 30, 1999, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. No provision has been made for this contingency in the accompanying condensed financial statements.

                  In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at September 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                      THE MISSOURI GAMING COMPANY
                       CONDENSED BALANCE SHEETS
            (In Thousands, Except Share and Per Share Data)

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1999               1998
                                                                        ------------------ -----------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                          $          3,730   $         3,905
      Other current assets                                                            955             1,671
                                                                        ------------------ -----------------
            Total current assets                                                    4,685             5,576

NET PROPERTY AND EQUIPMENT                                                         64,550            66,819

OTHER ASSETS                                                                        1,000             1,134
                                                                        ------------------ -----------------
TOTAL ASSETS                                                             $         70,235   $        73,529
                                                                        ================== =================

CURRENT LIABILITIES:
      Accounts payable                                                   $          1,207   $         1,405
      Other accrued liabilities                                                     7,321             4,414
                                                                        ------------------ -----------------
            Total current liabilities                                               8,528             5,819
                                                                        ------------------ -----------------

DUE TO AFFILIATES                                                                  40,020            49,056

DEFERRED INCOME TAXES                                                               2,146             2,260

STOCKHOLDER'S EQUITY:
      Common stock - $.01 par value, 1,000 shares authorized, issued
            and outstanding                                                             -                 -
      Capital in excess of par                                                      5,000             5,000
      Retained earnings                                                            14,541            11,394
                                                                        ------------------ -----------------
            Total stockholder's equity                                             19,541            16,394
                                                                        ------------------ -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $         70,235   $        73,529
                                                                        ================== =================

       See accompanying notes to condensed financial statements.

                      THE MISSOURI GAMING COMPANY
                   CONDENSED STATEMENTS OF OPERATIONS
            (In Thousands, Except Share and Per Share Data)

                                                      NINE MONTHS ENDED
                                           -------------------------------------------
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                   1999                  1998
                                           ---------------------  --------------------
                                               (UNAUDITED)            (UNAUDITED)
REVENUES:
      Casino                                      $ 61,680          $ 53,067
      Food, beverage and other                       8,186             8,514
                                                  --------          --------
                                                    69,866            61,581
    Less promotional allowances                     (4,584)           (4,818)
                                                  --------          --------
Net revenues                                        65,282            56,763
                                                  --------          --------

COSTS AND EXPENSES:
      Casino                                        30,707            28,432
      Food, beverage and other                       6,064             6,527
      Other operating expenses                       3,500             3,383
      Selling, general and administrative           11,962            10,707
      Depreciation and amortization                  4,325             4,478
                                                  --------          --------
                                                    56,558            53,527
                                                  --------          --------
Income from operations                               8,724             3,236
                                                  --------          --------
OTHER INCOME (EXPENSE):
      Interest income                                   24                38
      Interest expense                              (3,550)           (3,405)
                                                  --------          --------
                                                    (3,526)           (3,367)
                                                  --------          --------
Income (loss) before income taxes                    5,198              (131)
Income tax (expense) benefit                        (2,051)                7
                                                  --------          --------

NET INCOME (LOSS)                                 $  3,147          $   (124)
                                                  ========          ========

       See accompanying notes to condensed financial statements.

              THE MISSOURI GAMING COMPANY
           CONDENSED STATEMENTS OF OPERATIONS
    (In Thousands, Except Share and Per Share Data)

                                                       THREE MONTHS ENDED
                                            --------------------------------------------
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                    1999                   1998
                                            ---------------------  ---------------------
                                                (UNAUDITED)            (UNAUDITED)
REVENUES:
      Casino                                      $ 21,685               $ 17,712
      Food, beverage and other                       2,649                  2,521
                                                  --------               --------
                                                    24,334                 20,233
    Less promotional allowances                     (1,475)                (1,330)
                                                  --------               --------
Net revenues                                        22,859                 18,903
                                                  --------               --------

COSTS AND EXPENSES:
      Casino                                        10,668                  9,157
      Food, beverage and other                       2,014                  1,883
      Other operating expenses                       1,337                  1,187
      Selling, general and adminsitrative            3,952                  3,368
      Depreciation and amortization                  1,421                  1,447
                                                  --------               --------
                                                    19,392                 17,042
                                                  --------               --------
Income from operations                               3,467                  1,861
                                                  --------               --------

OTHER INCOME (EXPENSE):
      Interest income                                   10                     13
      Interest expense                              (1,282)                (1,067)
                                                  --------               --------
                                                    (1,272)                (1,054)
                                                  --------               --------
Income before income taxes                           2,195                    807
Income tax expense                                    (892)                  (346)
                                                  --------               --------

NET INCOME                                        $  1,303               $    461
                                                  ========               ========

            See accompanying notes to condensed financial statements.

                  THE MISSOURI GAMING COMPANY
              CONDENSED STATEMENTS OF CASH FLOWS
        (In Thousands, Except Share and Per Share Data)



                                                                        NINE MONTHS ENDED
                                                                ---------------------------------
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1999             1998
                                                                ---------------- ----------------
                                                                  (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                              $  3,147          $   (124)
      Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
      Depreciation                                                      4,205             4,358
      Amortization                                                        120               120
      Deferred income taxes                                               (23)              227
      Changes in operating assets and liabilities:
            Other current assets                                          625                76
            Other assets                                                   14               749
            Accounts payable                                             (198)             (382)
            Other accrued liabilities                                   3,172             1,099
                                                                     --------          --------
            Net cash provided by operating activities                  11,062             6,123
                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                              (1,936)           (1,140)
                                                                     --------          --------
            Net cash used in investing activities                      (1,936)           (1,140)
                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                                  (265)             (118)
      Due to affiliates                                                (9,036)           (4,711)
                                                                     --------          --------
            Net cash used in financing activities                      (9,301)           (4,829)
                                                                     --------          --------
Net (decrease) increase in cash and cash equivalents                     (175)              154
Cash and cash equivalents, beginning of period                          3,905             3,629
                                                                     --------          --------
Cash and cash equivalents, end of period                             $  3,730          $  3,783
                                                                     ========          ========

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

                  In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at September 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                       ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
            (In Thousands, Except Share and Per Share Data)


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1999               1998
                                                                        ------------------ -----------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                            $  4,208          $  3,025
      Other current assets                                                    2,204             1,595
                                                                           --------          --------
            Total current assets                                              6,412             4,620

NET PROPERTY AND EQUIPMENT                                                   40,378            39,670

OTHER ASSETS                                                                  1,623             1,713
                                                                           --------          --------
TOTAL ASSETS                                                               $ 48,413          $ 46,003
                                                                           ========          ========

CURRENT LIABILITIES:
      Accounts payable                                                     $    663          $    595
      Due to affiliates                                                       7,095             3,149
      Other accrued liabilities                                               5,690             4,653
      Accrued interest - related party                                        3,356             2,304
      Current maturities of long-term debt-related party                     13,349            13,349
                                                                           --------          --------
            Total current liabilities                                        30,153            24,050
                                                                           --------          --------

LONG-TERM DEBT-RELATED PARTY                                                 34,709            34,709

DEFERRED INCOME TAXES                                                           432               432

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                                 1,121             1,484

STOCKHOLDER'S DEFICIT:
      Common stock - $1 par value, 1,000 shares authorized, issued
            and outstanding                                                       1                 1
      Accumulated deficit                                                   (18,003)          (14,673)
                                                                           --------          --------
            Total stockholder's deficit                                     (18,002)          (14,672)
                                                                           --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                $ 48,413          $ 46,003
                                                                           ========          ========


     See accompanying notes to condensed consolidated financial statements.

                    ARGOSY OF LOUISIANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In Thousands, Except Share and Per Share Data)


                                                     NINE MONTHS ENDED
                                           -------------------------------------
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                 1999               1998
                                           ------------------ ------------------
                                              (UNAUDITED)        (UNAUDITED)
REVENUES:
      Casino                                      $ 38,825          $ 35,812
      Food, beverage and other                       3,693             4,733
                                                  --------          --------
                                                    42,518            40,545
    Less promotional allowances                     (2,417)           (2,960)
                                                  --------          --------
Net revenues                                        40,101            37,585
                                                  --------          --------
COSTS AND EXPENSES:
      Casino                                        22,868            22,058
      Food, beverage and other                       3,299             4,372
      Other operating expenses                       3,709             3,759
      Selling, general and administrative            8,764             8,759
      Depreciation and amortization                  4,131             3,932
                                                  --------          --------
                                                    42,771            42,880
                                                  --------          --------
Loss from operations                                (2,670)           (5,295)
                                                  --------          --------

INTEREST (EXPENSE) INCOME NET:
      Interest to related party                     (1,052)           (1,052)
      Other                                             29                56
                                                  --------          --------
                                                    (1,023)             (996)
                                                  --------          --------
Loss before minority interest                       (3,693)           (6,291)
Minority interest                                      363               612
                                                  --------          --------

NET LOSS                                          $ (3,330)         $ (5,679)
                                                  ========          ========


     See accompanying notes to condensed consolidated financial statements.

                    ARGOSY OF LOUISIANA, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In Thousands, Except Share and Per Share Data)



                                                            THREE MONTHS
                                                                ENDED
                                                 -------------------------------------
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                       1999               1998
                                                 ------------------ ------------------
                                                    (UNAUDITED)        (UNAUDITED)
REVENUES:
      Casino                                           $ 14,510          $ 11,527
      Food, beverage and other                            1,270             1,400
                                                       --------          --------
                                                         15,780            12,927
    Less promotional allowances                            (879)             (885)
                                                       --------          --------
Net revenues                                             14,901            12,042
                                                       --------          --------

COSTS AND EXPENSES:
      Casino                                              8,308             7,322
      Food, beverage and other                            1,141             1,367
      Other operating expenses                            1,331             1,189
      Selling, general and administrative                 3,199             2,616
      Depreciation and amortization                       1,341             1,326
                                                       --------          --------
                                                         15,320            13,820
                                                       --------          --------
Loss from operations                                       (419)           (1,778)
                                                       --------          --------

INTEREST (EXPENSE) INCOME NET:
      Interest to related party                            (351)             (354)
      Other                                                   2                24
                                                       --------          --------
                                                           (349)             (330)
                                                       --------          --------
Loss before minority interest and income taxes             (768)           (2,108)
Minority interest                                            74               206
Income tax expense                                          -                 (82)
                                                       --------          --------

NET LOSS                                               $   (694)         $ (1,984)
                                                       ========          ========


     See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                       Nine Months Ended
                                                              -----------------------------------
                                                                September 30,      September 30,
                                                                    1999               1998
                                                               ---------------    ---------------
                                                                (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(3,330)           $(5,679)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
      Depreciation                                                    4,050              3,851
      Amortization                                                       81                 81
      Loss on disposal of fixed assets                                  127                -
      Minority interest                                                (363)              (612)
      Changes in operating assets and liabilities:
            Other current assets                                       (610)              (181)
            Accounts payable                                             68               (353)
            Accrued interest to related parties                       1,052              1,052
            Other accrued liabilities                                 1,144                919
                                                                    -------            -------
            Net cash provided by (used in) operating                  2,219               (922)
                activities                                          -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                            (4,885)              (776)
                                                                    -------            -------
            Net cash used in investing activities                    (4,885)              (776)
                                                                    -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                                (106)              (161)
      Increase in due to affiliates                                   3,946              1,067
      Increase (decrease) in other assets                                 9                (54)
                                                                    -------            -------
            Net cash provided by financing activities                 3,849                852
                                                                    -------            -------

Net increase (decrease) in cash and cash equivalents                  1,183               (846)
Cash and cash equivalents, beginning of period                        3,025              3,429
                                                                    -------            -------
Cash and cash equivalents, end of period                            $ 4,208            $ 2,583
                                                                    =======            =======


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

2.       COMMITMENTS

                  In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at September 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

         CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                CONDENSED BALANCE SHEETS
     (In Thousands, Except Share and Per Share Data)


                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                1999                1998
                                                          ------------------  -----------------
                                                             (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                 $ 4,208         $ 3,025
      Other current assets                                        1,374             764
                                                                -------         -------
            Total current assets                                  5,582           3,789

NET PROPERTY AND EQUIPMENT                                       40,378          39,670

OTHER ASSETS                                                      1,623           1,713
                                                                -------         -------
TOTAL ASSETS                                                    $47,583         $45,172
                                                                =======         =======

CURRENT LIABILITIES:
      Accounts payable                                          $   663         $   595
      Other accrued liabilities                                   5,561           4,591
      Accrued interest - related party                            3,356           2,304
      Due to affiliates                                           7,095           3,149
      Notes payable and current maturities of long-term
            debt-related party                                   13,349          13,349
                                                                -------         -------
            Total current liabilities                            30,024          23,988
                                                                -------         -------

LONG-TERM DEBT-RELATED PARTY                                      6,022           6,022
PARTNERS' EQUITY                                                 11,537          15,162
                                                                -------         -------
TOTAL LIABILITIES AND PARTNERS' EQUITY                          $47,583         $45,172
                                                                =======         =======


           See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)


                                                     NINE MONTHS ENDED
                                           --------------------------------------
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                 1999                1998
                                           ------------------  ------------------
                                               (UNAUDITED)         (UNAUDITED)
REVENUES:
      Casino                                      $ 38,825          $ 35,812
      Food, beverage and other                       3,693             4,733
                                                  --------          --------
                                                    42,518            40,545
    Less promotional allowances                     (2,417)           (2,960)
                                                  --------          --------
Net revenues                                        40,101            37,585
                                                  --------          --------


COSTS AND EXPENSES:
      Casino                                        22,868            22,058
      Food, beverage and other                       3,299             4,372
      Other operating expenses                       3,709             3,759
      Selling, general and administrative            8,696             8,579
      Depreciation and amortization                  4,131             3,932
                                                  --------          --------
                                                    42,703            42,700
                                                  --------          --------
Loss from operations                                (2,602)           (5,115)
                                                  --------          --------
INTEREST (EXPENSE) INCOME NET:
      Related parties                               (1,052)           (1,052)
      Other                                             29                46
                                                  --------          --------
                                                    (1,023)           (1,006)
                                                  --------          --------
NET LOSS                                          $ (3,625)         $ (6,121)
                                                  ========          ========


       See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)



                                                      THREE MONTHS
                                                          ENDED
                                          --------------------------------------
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                1999                1998
                                          ------------------  ------------------
                                             (UNAUDITED)         (UNAUDITED)
REVENUES:
      Casino                                      $ 14,510          $ 11,527
      Food, beverage and other                       1,270             1,400
                                                  --------          --------
                                                    15,780            12,927
    Less promotional allowances                       (879)             (885)
                                                  --------          --------
Net revenues                                        14,901            12,042
                                                  --------          --------

COSTS AND EXPENSES:
      Casino                                         8,308             7,322
      Food, beverage and other                       1,141             1,367
      Other operating expenses                       1,331             1,189
      Selling, general and administrative            3,176             2,556
      Depreciation and amortization                  1,341             1,326
                                                  --------          --------
                                                    15,297            13,760
                                                  --------          --------
Loss from operations                                  (396)           (1,718)
                                                  --------          --------

INTEREST (EXPENSE) INCOME NET:
      Related parties                                 (351)             (354)
      Other                                              2                14
                                                  --------          --------
                                                      (349)             (340)
                                                  --------          --------
NET LOSS                                          $   (745)         $ (2,058)
                                                  ========          ========


            See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                  NINE MONTHS ENDED
                                                        -------------------------------------
                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                              1999               1998
                                                        ------------------ ------------------
                                                           (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $(3,625)         $(6,121)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
      Depreciation                                              4,050            3,851
      Amortization                                                 81               81
      Loss on disposal of fixed assets                            127              -
      Changes in operating assets and liabilities:
            Other current assets                                 (610)            (203)
            Accounts payable                                       68             (353)
            Accrued interest to related parties                 1,052            1,052
            Other accrued liabilities                           1,076              717
                                                              -------          -------
            Net cash provided by (used in) operating
              activities                                        2,219             (976)
                                                              -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                      (4,885)            (776)
                                                              -------          -------
            Net cash used in investing activities              (4,885)            (776)
                                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                          (106)            (161)
      Increase in due to affiliates                             3,946            1,067
      Decrease in other assets                                      9              -
                                                              -------          -------
            Net cash provided by financing activities           3,849              906
                                                              -------          -------
Net increase (decrease) in cash and cash equivalents            1,183             (846)
Cash and cash equivalents, beginning of period                  3,025            3,429
                                                              -------          -------
Cash and cash equivalents, end of period                      $ 4,208          $ 2,583
                                                              =======          =======

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


2.       COMMITMENTS

                  In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at September 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes') and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Partnership is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Partnership. The Partnership is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                   JAZZ ENTERPRISES, INC.
                  CONDENSED BALANCE SHEETS
      (In Thousands, Except Share and Per Share Data)


                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   1999                1998
                                                             ------------------  -----------------
                                                               (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                   $     36         $     -
      Other current assets                                             145               110
                                                                  --------          --------
            Total current assets                                       181               110

NET PROPERTY AND EQUIPMENT                                          51,156            52,733
GOODWILL, NET                                                       18,878            19,325
NOTE RECEIVABLE                                                      1,892             1,892
OTHER ASSETS                                                         1,292             1,636
                                                                  --------          --------
TOTAL ASSETS                                                      $ 73,399          $ 75,696
                                                                  ========          ========
CURRENT LIABILITIES:
      Accounts payable and accrued liablities                     $  3,247          $  2,843
      Current maturities of long-term debt                             545               545
                                                                  --------          --------
            Total current liabilities                                3,792             3,388
                                                                  --------          --------

LONG-TERM DEBT                                                       6,088             6,552
LONG-TERM DEBT-RELATED PARTY                                        75,865            75,625
STOCKHOLDER'S DEFICIT
      Common stock, no par value, 100,000 shares
            authorized, 200 shares issued and outstanding              -                 -
      Accumulated deficit                                          (12,346)           (9,869)
                                                                  --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                       $ 73,399          $ 75,696
                                                                  ========          ========

            See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)


                                                               NINE MONTHS ENDED
                                                     -------------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                           1999                1998
                                                     ------------------  -----------------
                                                        (UNAUDITED)        (UNAUDITED)
REVENUES:
      Lease revenue                                        $ 2,332          $ 2,174
      Rent revenue                                             275              262
                                                           -------          -------
                                                             2,607            2,436
                                                           -------          -------
COSTS AND EXPENSES:
      Operating expenses                                       814              834
      Selling, general and adminsitrative                    1,273            2,396
      Depreciation and amortization                          2,026            1,854
                                                           -------          -------
                                                             4,113            5,084
                                                           -------          -------
Loss from operations                                        (1,506)          (2,648)
                                                           -------          -------
OTHER EXPENSE:
      Interest expense                                        (609)            (650)
      Equity in loss of unconsolidated partnership            (362)            (612)
                                                           -------          -------
NET LOSS                                                   $(2,477)         $(3,910)
                                                           =======          =======

            See accompanying notes to condensed financial statements.

                             JAZZ ENTEREPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)


                                                             THREE MONTHS ENDED
                                                    -------------------------------------
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                          1999               1998
                                                    ------------------ ------------------
                                                       (UNAUDITED)        (UNAUDITED)
REVENUES:
      Lease revenue                                        $   869          $   692
      Rent revenue                                              92               88
                                                           -------          -------
                                                               961              780
                                                           -------          -------
COSTS AND EXPENSES:
      Operating expenses                                       247              222
      Selling, general and adminsitrative                      462              569
      Depreciation and amortization                            675              588
                                                           -------          -------
                                                             1,384            1,379
                                                           -------          -------
Loss from operations                                          (423)            (599)
                                                           -------          -------
OTHER EXPENSE:
      Interest expense                                        (199)            (213)
      Equity in loss of unconsolidated partnership             (75)            (206)
                                                           -------          -------
NET LOSS                                                   $  (697)         $(1,018)
                                                           =======          =======


            See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                   NINE MONTHS ENDED
                                                          ----------------------------------
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                                1999               1998
                                                          ------------------ ---------------
                                                            (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $(2,477)         $(3,911)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
      Depreciation                                              1,579            1,317
      Amortization                                                447              537
      Equity in loss of unconsolidated partnership                362              612
      Changes in operating assets and liabilities:
           Other current assets                                   (35)            (218)
           Accounts payable and accrued liabilities               404              269
                                                              -------          -------
            Net cash provided by (used in) operating
                activities                                        280           (1,394)
                                                              -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                         -                (15)
                                                              -------          -------
            Net cash used in investing activities                 -                (15)
                                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term debt                       (464)            (421)
      Advances from affiliate                                     240              888
      (Decrease) increase in other assets                         (20)             922
                                                              -------          -------
            Net cash (used in) provided by financing
               activities                                        (244)           1,389
                                                              -------          -------
Net increase (decrease) in cash and cash equivalents               36              (20)
Cash and cash equivalents, beginning of period                    -                 20
                                                              -------          -------
Cash and cash equivalents, end of period                      $    36        $     -
                                                              =======          =======



            See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Jazz Enterprises, Inc. ("Jazz" or "the Company") a Louisiana corporation and a wholly owned subsidiary of Argosy Gaming Company ("Argosy") was incorporated for the purpose of developing a riverboat gaming operation and an entertainment complex known as "Catfish Town" in Baton Rouge, Louisiana.

                  The Company entered into a partnership ("Partnership") with Argosy of Louisiana, Inc. (a wholly owned subsidiary of Argosy) ("ALI") in which the Company owns 10% and ALI owns 90% to operate a riverboat casino in Baton Rouge, Louisiana.

                  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1998 amounts have been reclassed to conform to the 1999 presentation.


2.       COMMITMENTS

                  In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at September 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                                         THE INDIANA GAMING COMPANY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands, Except Share and Per Share Data)


                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1999              1998
                                                               -----------------  ---------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                       $ 20,277         $ 25,491
      Other current assets                                               1,690            1,603
                                                                      --------         --------
            Total current assets                                        21,967           27,094
                                                                      --------         --------
NET PROPERTY AND EQUIPMENT                                             189,674          194,731
                                                                      --------         --------
OTHER ASSETS:
      Intangible assets                                                 28,470           29,566
      Other                                                                397              722
                                                                      --------         --------
            Total other assets                                          28,867           30,288
                                                                      --------         --------
TOTAL ASSETS                                                          $240,508         $252,113
                                                                      ========         ========
CURRENT LIABILITIES:
      Accounts payable                                                $  3,054         $  1,974
      Accrued interest and dividends payable-related parties               528            2,183
      Other accrued liabilities                                         27,724           26,393
      Current maturites of long-term debt                               11,292           11,095
      Income taxes payable                                              42,672           24,534
                                                                      --------         --------
            Total current liabilities                                   85,270           66,179
                                                                      --------         --------

LONG-TERM DEBT                                                          48,971          118,933
MINORITY INTERESTS                                                      41,682           30,516


STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares authorized,
         issued and outstanding                                           -                -
     Retained earnings                                                  64,585           36,485
                                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $240,508         $252,113
                                                                      ========         ========

     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)


                                                               NINE MONTHS ENDED
                                                      ------------------------------------
                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                            1999               1998
                                                      ----------------- ------------------
                                                      (UNAUDITED)        (UNAUDITED)
REVENUES:
      Casino                                             $ 230,307          $ 192,101
      Admissions                                            14,013             11,781
      Food, beverage and other                              24,817             17,294
                                                         ---------          ---------
                                                           269,137            221,176
    Less promotional allowances                            (21,033)           (14,295)
                                                         ---------          ---------
Net revenues                                               248,104            206,881
                                                         ---------          ---------
COSTS AND EXPENSES:
      Casino                                                94,542             81,011
      Food, beverage and other                              16,217             13,586
      Other operating expenses                               6,261              6,236
      Selling, general and administrative                   38,724             30,669
      Depreciation and amortization                         10,235              9,270
      Management fees - related parties                      4,618              3,687
                                                         ---------          ---------
                                                           170,597            144,459
                                                         ---------          ---------
Income from operations                                      77,507             62,422
                                                         ---------          ---------

OTHER INCOME (EXPENSE):
      Interest income                                          219              1,015
      Interest expense                                      (5,578)            (7,867)
                                                         ---------          ---------
                                                            (5,359)            (6,852)
                                                         ---------          ---------
Income before minority interest and income taxes            72,148             55,570
Minority interest                                          (25,352)           (17,815)
Income tax expense                                         (18,696)           (15,187)
                                                         ---------          ---------
NET INCOME                                               $  28,100          $  22,568
                                                         =========          =========

     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)


                                                            THREE MONTHS ENDED
                                                   -------------------------------------
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                         1999               1998
                                                   ------------------ ------------------
                                                      (UNAUDITED)        (UNAUDITED)
REVENUES:
      Casino                                             $ 80,293          $ 72,036
      Admissions                                            5,057             4,581
      Food, beverage and other                              9,158             7,571
                                                         --------          --------
                                                           94,508            84,188
    Less promotional allowances                            (7,693)           (6,118)
                                                         --------          --------
Net revenues                                               86,815            78,070
                                                         --------          --------

COSTS AND EXPENSES:
      Casino                                               32,702            30,086
      Food, beverage and other                              5,708             5,316
      Other operating expenses                              2,119             2,132
      Selling, general and administrative                  13,903            10,313
      Depreciation and amortization                         3,473             3,323
      Management fees - related parties                     1,619             1,511
                                                         --------          --------
                                                           59,524            52,681
                                                         --------          --------
Income from operations                                     27,291            25,389
                                                         --------          --------
OTHER INCOME (EXPENSE):
      Interest income                                          63               250
      Interest expense                                     (1,410)           (2,653)
                                                         --------          --------
                                                           (1,347)           (2,403)
                                                         --------          --------
Income before minority interest and income taxes           25,944            22,986
Minority interest                                          (9,288)           (7,638)
Income tax expense                                         (6,586)           (6,189)
                                                         --------          --------
NET INCOME                                               $ 10,070          $  9,159
                                                         ========          ========


     See accompanying notes to condensed consolidated financial statements.

                       THE INDIANA GAMING COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (In Thousands, Except Share and Per Share Data)


                                                                             NINE MONTHS ENDED
                                                                       --------------------------------
                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                            1999             1998
                                                                       ---------------  ---------------
                                                                        (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $28,100         $22,568
      Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation                                                           9,139           8,234
      Amortization                                                           1,096           1,036
      Deferred income taxes                                                    305           1,603
      Minority interests                                                    25,352          17,815
      Changes in operating assets and liabilities:
            Other current assets                                                54              13
            Accounts payable                                                 1,080          (2,983)
            Accrued interest and dividends payable-related parties            (201)         (1,674)
            Income taxes payable                                            18,138          18,619
            Accrued liabilities                                              3,289           8,018
                                                                       ---------------  ---------------
            Net cash provided by operating activities                       86,352          73,249
                                                                       ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                                            --          13,114
      Purchases of property and equipment                                   (4,518)        (25,801)
      Other                                                                    317          (3,750)
                                                                       ---------------  ---------------
            Net cash used in investing activities                           (4,201)        (16,437)
                                                                       ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                                     (1,961)         (2,111)
      Repayment of long-term debt                                          (55,431)        (40,872)
      Repayment of partner loans                                           (14,334)        (15,032)
      Payment of preferred equity return to partner                         (3,052)         (2,709)
      Partnership equity distributions                                     (10,919)         (7,438)
      Repayment of partner capital contribution                             (1,668)             --
                                                                       ---------------  ---------------
            Net cash used in financing activities                          (87,365)        (68,162)
                                                                       ---------------  ---------------

Net decrease in cash and cash equivalents                                   (5,214)        (11,350)
Cash and cash equivalents, beginning of period                              25,491          41,257
                                                                       ---------------  ---------------
Cash and cash equivalents, end of period                                   $20,277         $29,907
                                                                       ===============  ===============

     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership" or the "Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Partnership, together with, three limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner and Centaur, Inc., a 13.5% limited partner.

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


2.       COMMITMENTS AND CONTINGENCIES

                  CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS - In accordance with the terms of a Development Agreement, the Company entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Company. Under the terms of the Development Agreement, the Company pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

                  BONDING OBLIGATION - The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

                  TERMINATION OF LAWRENCEBURG PARTNERSHIP - Under the terms of the partnership agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

                  GUARANTY OF PARENT OBLIGATIONS - In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at September 30, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                        THE INDIANA GAMING COMPANY, L.P.
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    1999               1998
                                                               ----------------   ---------------
                                                                 (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                                      $ 20,277         $ 25,491
      Other current assets                                              1,295            1,349
                                                               ----------------   ---------------
            Total current assets                                       21,572           26,840
                                                               ----------------   ---------------

NET PROPERTY AND EQUIPMENT                                            188,453          193,469
                                                               ----------------   ---------------

OTHER ASSETS:
      Deposits                                                            119               --
      Intangible assets                                                28,470           29,566
                                                               ----------------   ---------------
            Total other assets                                         28,589           29,566
                                                               ----------------   ---------------

TOTAL ASSETS                                                         $238,614         $249,875
                                                               ================   ===============

CURRENT LIABILITIES:
      Accounts payable                                               $  3,054         $  2,744
      Accrued interest and dividends payable-related parties            1,255            4,475
      Other accrued liabilities                                        27,724           25,450
      Due to affiliates                                                   918              945
      Current maturities of long term debt                             21,674           21,478
                                                               ----------------   ---------------
            Total current liabilities                                  54,625           55,092
                                                               ----------------   ---------------

LONG-TERM DEBT                                                         70,666          107,722

PARTNERS' EQUITY:
      General partner                                                  71,695           56,592
      Limited partners                                                 41,628           30,469
                                                               ----------------   ---------------
            Total partners' equity                                    113,323           87,061
                                                               ----------------   ---------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                               $238,614         $249,875
                                                               ================   ===============

            See accompanying notes to condensed financial statements.

                        THE INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)


                                                             NINE MONTHS ENDED
                                                      ---------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           1999              1998
                                                      ---------------   ---------------
                                                        (UNAUDITED)      (UNAUDITED)
REVENUES:
      Casino                                              $230,307         $192,101
      Admissions                                            14,013           11,781
      Food, beverage and other                              24,817           17,294
                                                      ---------------   ---------------
                                                           269,137          221,176
    Less promotional allowances                            (21,033)         (14,295)
                                                      ---------------   ---------------
Net revenues                                               248,104          206,881
                                                      ---------------   ---------------

COSTS AND EXPENSES:
      Casino                                                94,542           81,011
      Food, beverage and other                              16,217           13,586
      Other operating expenses                               6,261            6,236
      Selling, general and administrative                   38,724           30,669
      Depreciation and amortization                         10,194            9,229
      Management fees - related parties                     11,545            9,422
                                                      ---------------   ---------------
                                                           177,483          150,153
                                                      ---------------   ---------------
Income from operations                                      70,621           56,728
                                                      ---------------   ---------------

OTHER INCOME (EXPENSE):
      Interest income                                          219            1,015
      Interest expense                                     (11,188)         (15,826)
                                                      ---------------   ---------------
                                                           (10,969)         (14,811)
                                                      ---------------   ---------------

NET INCOME PRIOR TO PREFERRED EQUITY RETURN                 59,652           41,917
Preferred equity return                                     (3,770)          (4,287)
                                                      ---------------   ---------------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS         $ 55,882         $ 37,630
                                                      ===============   ===============


            See accompanying notes to condensed financial statements.

                        THE INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                              THREE MONTHS ENDED
                                                      ---------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           1999              1998
                                                      ---------------   ---------------
                                                        (UNAUDITED)      (UNAUDITED)
REVENUES:
      Casino                                              $ 80,293          $ 72,036
      Admissions                                             5,057             4,581
      Food, beverage and other                               9,158             7,571
                                                      ---------------   ---------------
                                                            94,508            84,188
    Less promotional allowances                             (7,693)           (6,118)
                                                      ---------------   ---------------
Net revenues                                                86,815            78,070
                                                      ---------------   ---------------

COSTS AND EXPENSES:
      Casino                                                32,702            30,086
      Food, beverage and other                               5,708             5,316
      Other operating expenses                               2,119             2,132
      Selling, general and administrative                   13,903            10,313
      Depreciation and amortization                          3,459             3,310
      Management fees - related parties                      4,048             3,778
                                                      ---------------   ---------------
                                                            61,939            54,935
                                                      ---------------   ---------------
Income from operations                                      24,876            23,135
                                                      ---------------   ---------------
OTHER INCOME (EXPENSE):
      Interest income                                           63               251
      Interest expense                                      (3,084)           (5,413)
                                                      ---------------   ---------------
                                                            (3,021)           (5,162)
                                                      ---------------   ---------------
NET INCOME PRIOR TO PREFERRED EQUITY RETURN                 21,855            17,973
Preferred equity return                                     (1,192)           (1,508)
                                                      ---------------   ---------------
NET INCOME ATTRIBUTABLE TO COMMON EQUITY PARTNERS         $ 20,663          $ 16,465
                                                      ===============   ===============

            See accompanying notes to condensed financial statements.

                        THE INDIANA GAMING COMPANY, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                  NINE MONTHS ENDED
                                                                       ----------------------------------------
                                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                                               1999                 1998
                                                                        -----------------      ----------------
                                                                            (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income attributable to common equity partners                       $ 55,882              $ 37,630
      Adjustments to reconcile net income attributable to
         common equity partners to net cash provided
         by operating activities:
      Depreciation                                                               9,098                 8,193
      Amortization                                                               1,096                 1,036
      Accrued preferred equity dividends                                         3,770                 4,287
      Changes in operating assets and liabilities:
            Due from affiliates                                                    (27)                  506
            Other current assets                                                    54                    12
            Accounts payable                                                       310                (2,983)
            Accrued interest and dividends payable-related parties                 326                (6,014)
            Accrued liabilities                                                  4,235                15,046
                                                                         --------------          ------------
            Net cash provided by operating activities                           74,744                57,713
                                                                         --------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash held in escrow                                                 -                13,115
      Purchases of property and equipment                                       (4,518)              (25,801)
      Other                                                                        317                (3,750)
                                                                         --------------          ------------
            Net cash used in investing activities                               (4,201)              (16,436)
                                                                         --------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on installment contracts                                         (1,961)               (2,111)
      Payment of preferred equity return to partner                             (7,316)               (6,372)
      Partnership equity distributions                                         (26,372)              (17,500)
      Repayment of partner capital contribution                                 (3,248)                    -
      Payments on long-term debt and partner loans                             (36,860)              (28,457)
      Partner equity contributions                                                   -                 1,813
                                                                         --------------          ------------
            Net cash used in financing activities                              (75,757)              (52,627)
                                                                         --------------          ------------
Net decrease in cash and cash equivalents                                       (5,214)              (11,350)
Cash and cash equivalents, beginning of period                                  25,491                41,257
                                                                         --------------          ------------
Cash and cash equivalents, end of period                                      $ 20,277              $ 29,907
                                                                         ==============          ============

    See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, was formed to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company ("Argosy") and two limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner and Centaur, Inc., a 13.5% limited partner. Net income (loss) is allocated to the partners based on their respective ownership interests.

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


2.       COMMITMENTS AND CONTINGENCIES

                  CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS - In accordance with the terms of a Development Agreement, the Partnership entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Partnership. Under the terms of the Development Agreement, the Partnership pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

                  BONDING OBLIGATION - The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

                  TERMINATION OF LAWRENCEBURG PARTNERSHIP - Under the terms of the partnership agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, though its subsidiaries or joint ventures, owns and operates the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino and Hotel in Lawrenceburg, Indiana.

         The Company's results of operations for the three months ended September 30, 1999 reflect increases in both revenues and operating income at all of its casino properties. This improvement is attributed to the Company's operating strategy, which has been developed with the goal to position the Company as the premier riverboat casino operator. This strategy includes capitalizing on management's significant experience and expertise in gaming industry operations and marketing, developing the Company's marketing strategies with an emphasis on direct marketing, and prudently investing in gaming and gaming-related assets for its properties.

         The results of operations of the Company's Baton Rouge casino for the nine months were impacted by the imposition of a head tax. Under the terms of an agreement with the City of Baton Rouge, the Company was required to pay an additional head tax of $2.50 per passenger until such time as the Company commenced construction of a hotel. On July 29, 1999, the Company began construction on a $20 million, 300 room convention hotel in downtown Baton Rouge and the additional head tax of $2.50 per passenger ceased. The Company's ability to recover the carrying amount of its long-lived assets in Baton Rouge is dependent on several factors including achieving anticipated operating results and the competitive environment. Although the Company's operating results have improved through cost efficiencies and following the elimination, on July 1, 1999, of video poker at many competing outlets, if the Company's operations do not continue to improve, management's evaluation of recoverability could change and the Company could record an impairment loss amounting to a substantial portion of its $112 million Baton Rouge investment.

         The Company is in a net operating loss carryforward position at September 30, 1999. The federal tax benefit recorded on the Company's operating income were offset by valuation allowances due to the uncertainty of realization. The Company utilized approximately $13.8 million and $9.0 million of net operating loss carryforwards to offset its federal tax liability for the nine and three months ended September 30, 1999.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

                                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                                   -------------------------------   -----------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999          1998             1999             1998
                                                   --------------   -------------   --------------   -------------
                                                    (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
CASINO REVENUES
     Alton Belle Casino                              $ 61,457         $ 51,540         $ 23,438         $ 17,223
     Argosy Casino Riverside                           61,680           53,067           21,685           17,712
     Argosy Casino - Baton Rouge                       38,825           35,812           14,510           11,527
     Belle of Sioux City Casino                        20,045           16,683            7,342            5,832
     Argosy Casino & Hotel in Lawrenceburg            230,307          192,101           80,292           72,036
                                                     --------         --------         --------         --------
          Total                                      $412,314         $349,203         $147,267         $124,330
                                                     ========         ========         ========         ========

NET REVENUES
     Alton Belle Casino                              $ 64,103         $ 54,794         $ 24,333         $ 18,346
     Argosy Casino Riverside                           65,282           56,763           22,859           18,903
     Argosy Casino - Baton Rouge                       40,101           37,585           14,901           12,042
     Belle of Sioux City Casino                        20,702           17,410            7,572            6,104
     Argosy Casino & Hotel in Lawrenceburg            248,104          206,881           86,815           78,070
     Other                                                270              257               89               68
                                                     --------         --------         --------         --------
          Total                                      $438,562         $373,690         $156,569         $133,533
                                                     ========         ========         ========         ========

INCOME (LOSS) FROM OPERATIONS (1)
     Alton Belle Casino                              $ 16,465         $ 10,593         $  7,179         $  3,514
     Argosy Casino Riverside                            8,724            3,236            3,467            1,861
     Argosy Casino - Baton Rouge                         (269)          (2,941)             473           (1,026)
     Belle of Sioux City Casino                         3,197            1,326            1,392              534
     Argosy Casino & Hotel in Lawrenceburg             77,548           62,463           27,305           25,401
     Corporate (3)                                    (11,994)          (8,017)          (3,641)          (2,934)
     Jazz                                              (3,838)          (4,823)          (1,292)          (1,291)
     Other                                               (994)          (1,099)            (330)            (362)
                                                     --------         --------         --------         --------
          Total                                      $ 88,839         $ 60,738         $ 34,553         $ 25,697
                                                     ========         ========         ========         ========

EBITDA (1)(2)
     Alton Belle Casino                              $ 19,565         $ 13,549         $  8,232         $  4,527
     Argosy Casino Riverside                           13,049            7,714            4,888            3,308
     Argosy Casino - Baton Rouge                        3,862              991            1,814              300
     Belle of Sioux City Casino                         4,119            2,130            1,728              824
     Argosy Casino & Hotel in Lawrenceburg             92,360           75,379           32,383           30,222
     Lawrenceburg financial advisory fee (4)           (4,618)          (3,687)          (1,619)          (1,511)
     Corporate (3)                                    (11,991)          (7,466)          (3,638)          (2,796)
     Jazz                                              (1,812)          (2,969)            (617)            (703)
     Other                                                 24              (80)              10              (22)
                                                     --------         --------         --------         --------
          Total                                      $114,558         $ 85,561         $ 43,181         $ 34,149
                                                     ========         ========         ========         ========

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

(3) Includes expenses related to a severance package and a settlement agreement of $1.8 million for the nine months ended September 30, 1999.

(4) The Lawrenceburg partnership pays a financial advisory fee equal to 5.0% of its EBITDA to a minority partner.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         CASINO - Casino revenues for the nine months ended September 30, 1999 increased by $63.1 million to $412.3 million from $349.2 million for the nine months ended September 30, 1998 due primarily to a $38.2 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $230.3 million for the nine months ended September 30, 1999. The Company's other properties reported an aggregate 16% increase in casino revenues from $157.1 to $182.0 million. In particular, Alton casino revenues increased from $51.5 to $61.5 million due in part to the allowance of dockside gaming effective June 1999, Riverside casino revenues increased from $53.1 to $61.7 million and Sioux City casino revenues increased from $16.7 to $20.0 million. Baton Rouge casino revenues increased from $35.8 million to $38.8 million due in part to the elimination in July 1999 of video poker at many non-casino sites in Baton Rouge. This increase however, was offset by a decrease in casino revenues due to a major casino renovation undertaken at Baton Rouge, which closed certain areas of the vessel for most of the second quarter.

         Casino expenses increased to $186.0 million for the nine months ended September 30, 1999 from $165.3 million for the nine months ended September 30, 1998. This increase is primarily due to increased Lawrenceburg casino expenses of $13.5 million due to an increase in gaming and admission taxes of $9.5 million as a result of the overall increase in Lawrenceburg casino revenues. Casino expenses at Alton increased $3.4 million due to a $2.5 million increase in gaming and admission taxes as a result of the overall increase in Alton casino revenues. Casino expenses at Riverside increased $2.3 million due to a $1.4 million increase in gaming and admission taxes as a result of the overall increase in Riverside casino revenues.

         ADMISSIONS - Lawrenceburg admissions revenues (net of complimentary admissions) decreased slightly by $0.3 million to $5.2 million. Although the number of Lawrenceburg admissions increased, more complimentary admissions were given to customers as part of the Company's marketing program.

         FOOD, BEVERAGE, AND OTHER - Food, beverage and other revenues increased $5.6 million to $42.9 million for the nine month period ended September 30, 1999. This increase is attributable to restaurants and the hotel at the Lawrenceburg property being opened for the entire nine months in 1999. Food, beverage and other net profit improved $5.2 million to $12.4 million for the nine months ended September 30, 1999. Alton, Riverside and Baton Rouge each reported decreases in food and beverage revenues and expenses. Alton's decrease was due to the closing of a restaurant during the entire nine months ended September 30, 1999 in conjunction with a major renovation. Riverside's and Baton Rouge's decreases were primarily due to the decreased use of food and beverage as a promotional item.

         The Lawrenceburg hotel, which opened in May 1998, contributed $3.2 million in net revenues and $1.5 million of operating profit. Including promotional allowances, the hotel occupancy was 83% and the average daily room rate was $84.

         OTHER OPERATING EXPENSES - Other operating expenses increased only slightly by $0.2 million to $20.4 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased $14.6 million to $87.1 million for the nine months ended September 30, 1999 due principally to an increase of $8.1 million at Lawrenceburg primarily related to expanded promotions and additional payments due to the city due to the increased gaming revenue. Corporate expenses increased by $4.7 million due to expenses of $1.8 million related to a severance package and settlement arrangement and expenses related to incentive compensation.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


         DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased $0.9 million from $24.8 million for the nine months ended September 30, 1998 to $25.7 million for the nine months ended September 30, 1999, due to depreciation on the Lawrenceburg hotel which opened in May 1998.

         INTEREST EXPENSE - Net interest expense decreased $4.4 million to $36.1 million for the nine months ended September 30, 1999. This decrease is due to a decrease in the average debt outstanding and a decrease in the Company's average interest rate due to the recently completed refinancing and a decrease in interest expense to a minority partner of $2.3 million.

         NET INCOME BEFORE EXTRAORDINARY ITEM - The Company recorded net income before extraordinary item of $24.9 million for the nine months ended September 30, 1999 compared to net income before extraordinary item of $1.8 million due primarily to the factors discussed above and the continued effective use of its marketing and operating strategy.

          EXTRAORDINARY LOSS - The Company recorded an extraordinary loss of $38.4 million for the nine months ended September 30, 1999 related to the early extinguishment of debt in conjunction with the recently completed refinancing.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         CASINO - Casino revenues for the three months ended September 30, 1999 increased by $22.9 million to $147.3 million from $124.3 million for the three months ended September 30, 1998 due primarily to a $8.3 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $80.3 million for the three months ended September 30, 1999. The Company's other properties reported an aggregate 28% increase in casino revenues from $52.3 to $67.0 million. In particular, Alton casino revenues increased from $17.2 to $23.4 million due in part to the allowance of dockside gaming effective June 1999, Riverside casino revenues increased from $17.7 to $21.7 million, Baton Rouge casino revenues increased from $11.5 to $14.5 million due in part to the elimination in July 1999 of video poker at many non casino sites in Baton Rouge, and Sioux City casino revenues increased from $5.8 to $7.3 million.

         Casino expenses increased to $65.6 million for the three months ended September 30, 1999 from $57.9 million for the three months ended September 30, 1998. This increase is primarily due to increased Lawrenceburg casino expenses of $2.6 million due to an increase in gaming and admission taxes of $1.9 million as a result of the overall increase in Lawrenceburg casino revenues. Casino expenses at Alton and Riverside increased $2.1 million and $1.5 million, due to an increase in gaming and admission taxes of $1.7 million and $0.8 million, respectively, as a result of the overall increase in Alton and Riverside casino revenues.

         ADMISSIONS - Lawrenceburg admissions revenues (net of complimentary admissions) remained approximately the same at $2.0 million. Although the number of Lawrenceburg admissions increased, more complimentary admissions were given to customers as part of the Company's marketing program.

         FOOD, BEVERAGE AND OTHER - Food, beverage and other revenues increased $1.5 million to $15.3 million for the three month period ended September 30, 1999. Food, beverage and other net profit improved $1.3 million to $4.7 million for the three months ended September 30, 1999. The primary reason for this increase is an increase in food and beverage revenues of $1.6 million at Lawrenceburg due to the increased use of food and beverage as a promotional item as a result of the increase in casino revenues. Alton, Riverside and Baton Rouge each reported approximately the same food and beverage revenues and expenses as the three month period ended September 30, 1998. Riverside's and Baton Rouge's food and beverage revenues and expenses did not increase significantly even though casino revenues improved due to the decreased use of food and beverage as a promotional item.

         The Lawrenceburg hotel, which opened in May 1998, contributed $1.3 million in net revenues and $0.8 million of operating profit. Including promotional allowances, the hotel occupancy was 89% and the average daily room rate was $91.

         OTHER OPERATING EXPENSES - Other operating expenses increased only slightly by $0.3 million to $7.1 million for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased $5.9 million to $30.1 million for the three months ended September 30, 1999 due principally to an increase of $3.6 million at Lawrenceburg primarily relating to expanded promotions and additional payments due to the city due to increased gaming revenue. Corporate expenses increased by $1.0 million due to expenses related to incentive compensation.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


         DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased only slightly by $0.2 million to $8.6 million for the three months ended September 30, 1999.

         INTEREST EXPENSE - Net interest expense decreased $3.6 million to $10.0 million for the three months ended September 30, 1999. This decrease is due to a decrease in the average debt outstanding and a decrease in the Company's average interest rate due to the recently completed refinancing and a decrease in interest expense to a minority partner of $1.1 million.

         NET INCOME BEFORE EXTRAORDINARY ITEM - The Company recorded net income before extraordinary item of $14.3 million for the three months ended September 30, 1999 compared to net income before extraordinary item of $4.1 million for the three month period ended September 30, 1998 due primarily to the factors discussed above and the continued effective use of its marketing and operating strategy.

         EXTRAORDINARY LOSS - The Company recorded an extraordinary loss of $3.7 for the three months ended September 30, 1999 related to the early extinguishment of debt in conjunction with the final phase of the recently completed refinancing.

COMPETITION

         The Company's Alton Casino faces competition from five other riverboat casino operators in the St. Louis area and expects the level of competition to remain intense in the future. The Company's Riverside Casino faces competition from three casino companies in the Kansas City area, two of which operate two gaming vessels each, allowing them to offer more continuous boarding than our single vessel facility. The Company's Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. The Company faces competition in Sioux City, Iowa, from video gaming devices in nearby South Dakota, two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market. In addition, a riverboat casino opened in November 1998 in the Louisville, Kentucky area approximately 100 miles from the Company's Lawrenceburg facility and a competing riverboat is expected to open approximately 45 miles from the Company's Lawrenceburg facility in 2000. There could be further unanticipated competition in any market which the Company operates as a result of legislative changes or other events. The Company expects each market in which it participates, both current and prospective, to be highly competitive.


LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 1999, the Company generated cash flows from operating activities of $94.3 million compared to $70.2 million for the same period in 1998. This increase is attributable to improved operations all five of the Company's casino locations.

         In the nine months ended September 30, 1999, the Company used cash flows for investing activities of $17.6 million versus $19.3 million for the nine months ended September 30, 1998. The primary use of funds in 1999 was for capital expenditures principally associated with the facility renovations at Alton and Baton Rouge. The primary use of funds in 1998 was capital expenditures for the completion of the construction of the Lawrenceburg facility and hotel. Overall capital expenditures have decreased between periods reflecting the completion of the Lawrenceburg casino.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


         During the nine months ended September 30, 1999, the Company used $128.9 million in cash flows for financing activities compared to using $23.0 million of cash flows for financing activities for the same period in 1998. In 1999, the Company received proceeds of $200 million from the issuance of subordinated notes and $130 million from a line of credit. The Company repaid long term debt of $327.7 million, put $26.7 million in funds in an escrow to retire future debt, repaid $28.0 million on the line of credit, used $30.6 million to pay premiums to retire debt, and used $9.0 million which was capitalized as deferred finance costs in connection with the refinancing. In 1998, the Company received proceeds of $7.4 million from the sale of preferred stock and warrants. Cash flows in both 1999 and 1998 were used to repay loans related to the Company's Lawrenceburg casino, partner equity distributions related to the Lawrenceburg partnership and for payments on installment contracts and other long-term debt.

         As of September 30, 1999, the Company had approximately $37.7 million of cash and cash equivalents, including approximately $23.1 million held at the Indiana Partnership. In addition, the Company has placed in escrow $26.7 million to fund interest payments, redemption premium and principal for the $22.2 million of Mortgage Notes that were not tendered in the refinancing but which will be redeemed in June 2000. At September 30, 1999, the Company has outstanding $200 million of Senior Subordinated Notes, which were issued in June 1999 and are due in June 2009 and $102.0 million on a senior secured revolving credit facility. As of November 5, 1999 availability under the Credit Facility is approximately $102 million.

         The Company has made a significant investment in property and equipment and plans to make significant additional investments at certain of its existing properties. During the next twelve months, the Company expects to spend approximately $40 million to fund its capital expenditures program principally related to upgrading its gaming facility in Alton, purchasing gaming equipment, and on completion of a $20 million, 300 room convention hotel next to the Company's casino in Baton Rouge, Louisiana on which construction began July 29, 1999.

         During an ongoing audit, the Internal Revenue Service (IRS) has challenged the S-Corporation status of a predecessor entity of the Company. If the IRS challenge is successful, the Company currently estimates that it would require up to approximately $14.4 million (excluding penalties) to fund the potential federal and any state income tax liability. The Company believes it has substantial legal grounds for its tax position related to this matter and is vigorously contesting the IRS challenge; however, no assurance can be given that the Company will not be required to pay some or all of the disputed amount.

         The Company believes that cash on hand, operating cash flows and available capacity under its Credit Facility, will be sufficient to fund its current operating, capital expenditure and debt service obligations. The Company's ability to meets its capital expenditures project payments and the Company's ability to purchase the minority interest in the Indiana Partnership, in the event that the limited partners would exercise their right to sell their interest to the other partners, is substantially dependent upon the continued success of the Lawrenceburg casino. The Company may be required to fund a portion of the minority interest purchase by obtaining additional debt or equity financing. No assurance can be given that the Company would be able to obtain such additional financing on suitable terms, if required.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



YEAR 2000

         The Company determined that it needed to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. As the Company is dependent on third party software for all its major applications, the Company has identified and obtained reasonable assurance from its significant software vendors and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues. Through this process, the Company has determined that all of the systems that are critical to the Company's operations are either 2000 compliant or that 2000 compliant versions exist and are being implemented by the Company.

         The Company expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999 and program completion is currently on schedule.

         As of September 30, 1999, the Company has incurred approximately $0.7 million of costs related to Year 2000 issues. The Company estimates it will incur less than $0.3 million in future expenses to ensure all systems will function properly with respect to dates in the Year 2000 and beyond. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO, (i) GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY OPERATES, (ii) INCREASED COMPETITIVE PRESSURES IN THE MARKETS IN WHICH THE COMPANY OPERATES, (iii) THE EFFECT OF FUTURE LEGISLATION OR REGULATORY CHANGES ON THE COMPANY'S OPERATIONS, AND (iv) OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DOES NOT INTEND TO UPDATED THESE FORWARD-LOOKING STATEMENTS.

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

GAMEDEV OF SIOUX CITY, INC. F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY GAMING COMPANY AND IOWA GAMING COMPANY

         This suit was filed on June 11, 1998 in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks monetary damages and an equitable accounting based on claims of breach of fiduciary duty and negligent misrepresentation against the defendants. Iowa Gaming Company, a wholly owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that Gamedev's claims are derivative in nature, and that Gamedev is not entitled to an equitable accounting because it has an adequate remedy at law. In response, on August 4, 1998, plaintiff filed a First Amended and Substituted Petition and added claims for fraudulent misrepresentation, breach of the partnership agreement, and breach of the management agreement. Defendants filed a motion to dismiss based on substantially similar grounds and requested a more specific statement on the claims for breach of contract. On September 25, 1998, the court denied the motion to dismiss and granted the request for a more specific statement. Plaintiff subsequently filed a Second Amended Petition on October 14, 1998 and a Third Amended Petition on April 29,1999. Gamedev withdrew its claim for an equitable accounting and added a claim for fraudulent nondisclosure. The parties filed a joint motion for continuance and the court rescheduled the trial date to May 30, 2000. The discovery cutoff deadline for the parties is April 28, 2000. Gamedev must designate its experts by December 31, 1999, and defendants must designate their experts by March 1, 2000. Dispositive motions shall be filed by February 29, 2000, and a settlement conference is set for May 24, 2000. The parties have exchanged and responded to written discovery. Depositions have begun. There can be no assurance that the lawsuit will not lead to events having a material adverse effect on the Company.


GAMING INDUSTRY CLASS ACTIONS

         The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. V. CAESARS WORLD, INC., ET AL. On February 13, 1997 the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second amended complaint. The parties have fully briefed the Plaintiff's motion for class certification and are awaiting a decision from the court. On June 22, 1999 the Court ordered that the plaintiffs could conduct limited class discovery on the defendants promotional and advertising documents. The plaintiffs currently are conducting such discovery. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

                              ARGOSY GAMING COMPANY
                                OTHER INFORMATION



Item 2.           CHANGES IN SECURITIES - None

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.           OTHER INFORMATION - None



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)               EXHIBITS

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





Date:    November 15, 1999            /s/ Dale R. Black
      --------------------------      ----------------------------------------
                                      Dale R. Black
                                      Vice President - Chief Financial Officer