Form 10-K
period 1999-12-31
ARGOSY GAMING CO
filed 2000-03-13
CIK 895385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                        COMMISSION FILE NUMBER: 0-21122

                            ------------------------

                             ARGOSY GAMING COMPANY

             (Exact name of Registrant as specified in its charter)

                DELAWARE
    (State or other jurisdiction of                     37-1304247
     incorporation or organization)        (I.R.S. Employer Identification No.)

   219 PIASA STREET, ALTON, ILLINOIS                       62002
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (618) 474-7500
          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH
                                                                   EXCHANGE
TITLE OF EACH CLASS                                           ON WHICH REGISTERED
-------------------                                           -------------------
13 1/4% First Mortgage Notes due 2004                               New York
Common Stock, par value $.01 per share                              New York
Securities registered pursuant to Section 12(g) of the Act:             None

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 8, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates was $239,598,211. The closing price of the Common Stock on March 8, 2000 as reported on the New York Stock Exchange, was $11.50.

    As of March 8, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 28,346,604.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 2000 as described in the Cross Reference Sheet and a Table of Contents included herewith, are incorporated herein by reference into Parts II and III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                         PAGE REFERENCE
                                                                        OR REFERENCE (1)
                                                                        ----------------
                                PART I
ITEM 1.   BUSINESS....................................................            1
ITEM 2.   PROPERTIES..................................................           26
ITEM 3.   LEGAL PROCEEDINGS...........................................           27
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........           30

                               PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS(2)......................................           31
ITEM 6.   SELECTED FINANCIAL DATA.....................................           31
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (3)...............................           31
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (4).............           31
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................          101

                               PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (5)......          101
ITEM 11.  EXECUTIVE COMPENSATION (6)..................................          101
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (7)..............................................          101
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (6)..........          101

                               PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................          102

------------------------

(1) Certain information is incorporated by reference, as indicated below, from the Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") and the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 2000, (the "Proxy Statement").

(2) Proxy Statement section entitled "Market for Registrant's Common Equity and Related Stockholder Matters."

(3) Annual report, pages 26-33, section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Annual report, pages 34-55, sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows, "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors."

(5) Proxy Statement sections entitled "Election of Directors" and "Management."

(6) Proxy Statement sections entitled "Executive Compensation" and "Certain Transactions."

(7) Proxy Statement section entitled "Record Date, Required Vote, Outstanding Shares and Holdings of Certain Stockholder-Security Ownership of Certain Beneficial Owners and Management."

                                     PART I

ITEM 1. BUSINESS

    Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as references to "Argosy" or the "Company" refer to Argosy Gaming Company and all of its subsidiaries.

    We are a leading owner and operator of five riverboat casinos located in emerging gaming markets of the central United States. We pioneered riverboat gaming in St. Louis, Kansas City, Baton Rouge and Sioux City by opening the first casino in each of those markets. Our newest riverboat casino serves the Cincinnati market from Lawrenceburg, Indiana and is one of the largest revenue producing riverboats in the United States gaming industry. We operate the Lawrenceburg casino through a joint venture subsidiary of which we currently own a 57.5% interest.

    We are a Delaware corporation. Our principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002 and our telephone number is
(618) 474-7500. You may obtain additional information about us at our website, www.argosycasinos.com.

    The following summarizes our casino properties:

                                        PRINCIPAL METROPOLITAN                             GAMING
CASINO NAME                                 MARKETS SERVED            1999 NET REVENUES   POSITIONS
-----------                        ---------------------------------  -----------------   ---------
                                                                       (IN THOUSANDS)
Argosy Casino--Lawrenceburg        Cincinnati-Dayton-Columbus, Ohio       $332,235          2,652
Alton Belle Casino                 St. Louis, Missouri                      88,079          1,010
Argosy Casino--Riverside           Kansas City, Missouri                    89,813          1,324
Argosy Casino--Baton Rouge         Baton Rouge, Louisiana                   55,110          1,012
Belle of Sioux City Casino         Sioux City, Iowa                         28,889            553

    In mid-1997, we began implementing a strategic plan that has helped transform us from a company focused on developing casino properties to one recognized for achieving superior operational performance. Our strategy emphasizes increasing revenues and profits through expanding direct marketing programs, investing in state-of-the-art gaming products, such as new slot machines and player tracking systems, and improving cost controls.

    Our initiatives have had the greatest impact at our four western casinos in Alton, Riverside, Baton Rouge and Sioux City. For the year ended December 31, 1999, net revenues at the western casinos combined increased 20% to $262 million, while EBITDA (earnings before interest, taxes, depreciation and amortization) increased 70% to $58 million. At Lawrenceburg, 1999 net revenues grew to $332 million while EBITDA increased to $123 million, due to increased casino revenues and a full year of hotel operations. Overall, we reported record results in 1999 with a 17% increase in net revenues to $559 million and a 30% increase in EBITDA to $157 million.

BUSINESS STRATEGY

    By capitalizing on the extensive gaming industry experience of our management team, we have developed a strategy to maximize the performance of our operating assets and improve financial results. We continue to implement changes at each of our properties to improve our competitive position, increase gaming revenues and enhance profitability. The key elements of our business strategy include: (1) utilizing direct marketing to encourage repeat business and foster customer loyalty; (2) enhancing the gaming product at our casinos by investing in state-of-the-art gaming equipment; (3) renovating our properties to create more exciting gaming environments; and (4) increasing our financial flexibility to enable us to pursue future business opportunities.

    - REDIRECT MARKETING EFFORTS TOWARDS DIRECT MARKETING. Our primary marketing focus is through direct and relationship marketing to encourage repeat business and foster customer loyalty. At each of our properties we use sophisticated player tracking systems to identify and reward premium players and our most loyal customers. Based on a player's gaming activity, we create targeted promotions including exclusive direct mail offers and "member's only" concerts, parties, tournaments, sweepstakes and special entertainment events.

    - INVEST IN NEW GAMING EQUIPMENT. Because slot machines represent 80% of our revenues, we began a program in 1998 to systematically upgrade our gaming product with state-of-the-art slot machines. During 1999, approximately 80% of the maintenance capital was allocated to upgrade gaming product. We believe that regularly replacing slot machines with the most popular products creates a more exciting gaming experience and increases profitability. At our western casinos, the upgraded machines increased the average daily revenue over the older machines they replaced. At Lawrenceburg, additional new slot product helped us take advantage of increased market demand. Going forward we expect to replace an average of 15-20% of our gaming equipment annually.

    - RENOVATE OUR RIVERBOAT AND DOCKSIDE ENTERTAINMENT FACILITIES.To maintain a fresh and exciting gaming experience for our customers, we have developed a prudent capital investment plan to systematically renovate our casino and entertainment facilities. During 1999 we completed a $19 million project at Alton that replaced the existing entertainment pavilion with a newly renovated barge that was originally used as the Lawrenceburg temporary landing facility and an additional new barge. The Alton renovation significantly enhanced the facility's restaurant and entertainment amenities and added an additional 130 slot machines. In
      June 1999, we completed a $5 million renovation and retheming of our Baton Rouge riverboat. The renovation of the Baton Rouge riverboat's third deck features approximately 200 of the newest and most popular video poker machines and gaming product upgrades to target the video poker market. In July 1999, we began construction of a $20 million, 300 room convention hotel adjacent to the Baton Rouge riverboat casino.

    - INCREASE FINANCIAL FLEXIBILITY. In June of 1999, we completed a refinancing which has allowed us to lower our overall cost of capital, reduce our annual borrowing cost by approximately $13 million and provide the flexibility to take advantage of growth opportunities as they arise. In the future, we will look to invest in growth opportunities that add shareholder value while maintaining the proper capital structure. These opportunities could include the potential purchase of the minority interests in our Lawrenceburg casino as well as other strategic opportunities.

CASINO PROPERTIES

    ARGOSY CASINO LAWRENCEBURG

    PROPERTY: The Lawrenceburg casino is located on the Ohio River in Lawrenceburg, Indiana approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area. The Lawrenceburg casino is one of the largest riverboats in the United States with 74,300 square feet of gaming space on three levels with 2,004 slot machines and 108 table games. The vessel can accommodate 4,000 passengers; however, to enhance our customers' comfort and enjoyment, we operate at a self-imposed capacity of 3,600 passengers. We typically conduct 9 two-hour cruises seven days a week, with an additional cruise on Friday and Saturday evenings, for a total of 65 cruises per week. Each cruise lasts two hours including a 30 minute boarding time and we charge admission fees ranging from $5 to $9 depending on the time and day of the cruise. Approximately 50% of our weekend cruises are sold out. Indiana gaming law permits dockside gaming only when inclement weather or water conditions prevent a riverboat from cruising. At such times, the Lawrenceburg casino remains dockside and operates on its normal schedule.

    The complex also includes a 300 room hotel, which was completed in June 1998, a 200,000 square foot land-based entertainment pavilion and support facility featuring a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge and a 1,800 space parking garage. Employee and overflow parking is provided at a 1,400 space remote lot that is accessed by shuttle bus. We opened the Lawrenceburg casino on December 10, 1996 and, through September 30, 1997, operated from a temporary site utilizing a leased vessel and entertainment and support barge that featured approximately 1,275 gaming positions. Parking for the temporary facility was provided by 1,400 space remote lot from which we operated a shuttle to and from the casino. On
October 1, 1997, the Lawrenceburg casino commenced operations from its permanent riverboat vessel, which it used on a limited capacity basis at the temporary site. On December 9, 1997, the Lawrenceburg casino moved to its permanent site and became fully operational in June 1998 with the completion of its hotel.

    We are the sole general partner of, and hold a 57.5% general partnership interest in, Indiana Gaming Company, L.P., a joint-venture subsidiary of the Company that operates the Lawrenceburg casino. Conseco Entertainment L.L.C. ("Conseco"), an indirect subsidiary of Conseco, Inc., holds a 29.0% limited partnership interest and certain other investors hold the remaining 13.5% limited partnership interest in the Lawrenceburg partnership. We manage the operations of the Lawrenceburg casino and receive a management fee of 7.5% of EBITDA, while Conseco receives a financial advisory fee of 5.0% of EBITDA. For a more complete description of the partnership agreement see "Lawrenceburg Casino Partnership Agreement."

    GAMING MARKET: The Lawrenceburg casino draws from a population of approximately 1.6 million residents in the Cincinnati metropolitan area and an additional 5.4 million people who reside within 100 miles of Lawrenceburg, including the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky. We are currently adding approximately 18,000 customers to our Lawrenceburg casino database each month.

    In the Cincinnati market, the Lawrenceburg casino directly competes with one other riverboat casino, which opened in October 1996. A new riverboat casino is expected to open in the third quarter of 2000 located approximately 40 miles from Lawrenceburg in Switzerland County, Indiana. The two riverboat casinos operating in the Cincinnati market generated $453 million of gaming revenues in 1999, a 6% increase from 1998. The Lawrenceburg casino represented 59% of gaming position capacity in the Cincinnati market, and captured 68% of the market's gaming revenues. Secondarily, the Company competes with a riverboat casino in Bridgeport, Indiana in the Louisville, Kentucky area approximately 100 miles from Lawrenceburg.

    Our closest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. A new riverboat casino is expected to open in the third quarter of 2000 located approximately 40 miles from Lawrenceburg in Switzerland County, Indiana. The new competitor will be located even further from Lawrenceburg and we expect it will primarily draw customers from Lexington and the Southern Indiana area.

    Indiana gaming law currently limits the number of gaming licenses to be issued in the state to a total of 11, including a maximum of 5 licenses along the Ohio River and a limit of one license per county. Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. Our Indiana gaming license is subject to renewal in 2001 and on an annual basis thereafter. Indiana gaming law does not restrict the size of a licensee's gaming facility or place limits on customer losses or betting levels.

    CAPITAL IMPROVEMENTS: In 1999, we focused our capital improvements at Lawrenceburg on a $1.4 million renovation and upgrade of the riverboat casino to include a high stakes gaming area.

    ALTON BELLE CASINO

    PROPERTY: The Alton Belle Casino is located on the Mississippi River in Alton, Illinois approximately 20 miles northeast of downtown St. Louis. We commenced operations in Alton, Illinois in September 1991 as the first gaming facility in Illinois and the St. Louis metropolitan market. Following the success of our original Alton riverboat casino, we built and opened a larger three-deck contemporary style cruise liner. The cruise liner features 26,500 square feet of gaming space, 818 slot machines and 32 table games. In June, Illinois passed a law permitting casinos to offer continuous dockside gaming. As a result, the Alton

Belle Casino remains dockside and offers its customers unlimited ingress and egress during its hours of operation.

    During 1999, we replaced our existing 37,000 square foot entertainment pavilion with a newly-renovated barge that was originally used as the Lawrenceburg temporary landing facility and an additional new barge. The new entertainment pavilion is approximately 60,000 square feet and features a newly designed entrance, 130 additional slot machines, larger and improved food and beverage venues and a new 400 seat main showroom offering better viewing and more comfortable seating. Parking is available at an adjacent city-owned surface parking facility and at two sites in the city of Alton, to and from which we provide valet parking as well as free shuttle service.

    GAMING MARKET: The Alton Belle Casino generally draws from a population of approximately 2.5 million within the St. Louis metropolitan area and an additional 1.2 million within a 100-mile radius of the City of St. Louis. The target customers of the Alton Belle Casino are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois.

    The Alton Belle Casino faces competition from five other riverboat casino companies currently operating in the St. Louis area and expects the level of competition to remain intense in the future. As an Illinois licensee, the Alton Belle Casino is not subject to Missouri's $500 loss limit and therefore has a competitive advantage in attracting high-end customers over competitors operating under Missouri licenses. The riverboat casinos operating in the St. Louis market generated $613 million of gaming revenues in 1999, a 14% increase from 1998. The Alton Belle Casino represented approximately 10% of gaming position capacity in the St. Louis market, and captured approximately 14% of the market's gaming revenues.

    Illinois gaming law currently limits the number of gaming licenses to be issued in the state to 10. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions. Our Illinois gaming license is subject to annual renewal in October 2000.

    CAPITAL IMPROVEMENTS: During 1999, we replaced our existing entertainment pavilion with the newly renovated barge originally used as the Lawrenceburg temporary facility and an additional new barge. This $19 million project features larger and improved food and beverage venues, approximately 130 additional slot machines and a new 400 seat main showroom offering better viewing and more comfortable seating.

    ARGOSY CASINO OF GREATER KANSAS CITY

    PROPERTY: The Argosy Casino of Greater Kansas City is located on the Missouri River in Riverside, Missouri on a 55-acre site approximately five miles from downtown Kansas City. The riverboat features approximately 36,000 square feet of gaming space, 1,090 slot machines and 39 table games. The Kansas City casino began operations in Kansas City, Missouri on June 22, 1994 as the first gaming facility to open in the Kansas City market. During November 1999, Missouri adopted open boarding, allowing customers unlimited ingress and egress, eliminating the two hour mock cruising requirements.

    The Kansas City casino is complemented by an 85,000 square foot land-based entertainment facility featuring specialty and buffet restaurants, a sports/entertainment lounge and 8,000 square feet of banquet/ conference facilities. A parking garage and surface parking areas with 2,027 spaces are located adjacent to the pavilion.

    GAMING MARKET: The Kansas City casino draws from a population of approximately 1.6 million in the greater Kansas City metropolitan area and an additional 900,000 within a 100-mile radius of Kansas City. The Kansas City casino site offers convenient access from two major highways. The Kansas City casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area.

    We currently face competition from three other casinos in the Kansas City area. The four riverboat casinos operating in the Kansas City market generated $487 million of gaming revenues in 1999, a 6% increase from 1998. Our Kansas City casino represented 14% of gaming position capacity in the Kansas City market, and captured 17% of the market's gaming revenues.

    Our Missouri gaming license is subject to renewal in June 2000 and again every two years thereafter.

    CAPITAL IMPROVEMENTS: Our primary capital investment focus at Kansas City in 1999, was the replacement of 115 slot machines, expanded cage operations, additional reserve fill slot stands and interior signage upgrades.

    ARGOSY CASINO--BATON ROUGE

    PROPERTY: The Argosy Casino--Baton Rouge is located on the Mississippi River in downtown Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space, 790 slot machines and 37 table games. The Argosy Casino--Baton Rouge began operations in September 1994 as the first riverboat gaming facility in the Baton Rouge market. The Argosy Casino--Baton Rouge is a three-level riverboat casino that typically conducts eight 3-hour cruises seven days of the week. Louisiana gaming law provides that a gaming vessel need not cruise if there is inclement weather or if the river conditions endanger the passengers or crew. During such times that the Argosy Casino--Baton Rouge is prevented from cruising it operates on an unlimited ingress and egress schedule.

    The riverboat casino is complemented by our adjacent real estate development known as Catfish Town. Catfish Town includes a 50,000 square foot glass-enclosed atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of retail space that is currently available for lease. Catfish Town is located adjacent to Baton Rouge's convention complex, the Centroplex, which has a 12,000-seat arena and a 30,000-square foot exhibition hall. The Argosy Casino--Baton Rouge provides parking at a 733-space parking garage and a 271-space surface parking lot adjacent to Catfish Town.

    GAMING MARKET: The Argosy Casino--Baton Rouge draws from a population of approximately 540,000 in the Baton Rouge metropolitan area. The Baton Rouge casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. The two riverboat casinos operating in the Baton Rouge market generated approximately $139 million of gaming revenues in 1999, a 19% increase from 1998. The Argosy Casino--Baton Rouge represented 45% of gaming position capacity in the Baton Rouge market, and generated 38% of the market's gaming revenues.

    The casinos benefited from the elimination of video poker machines in non-casino locations in the majority of Baton Rouge parishes as of July 1, 1999. In June, we completed a renovation of the Argosy Casino--Baton Rouge's facilities to aggressively pursue the approximately $80 million portion of the video poker market that was eliminated.

    Our Louisiana license is subject to renewal in July of each year.

    CAPITAL IMPROVEMENTS: In June, 1999, we completed a nearly $5 million renovation and retheming of all three levels of our Baton Rouge casino. The major upgrade features an exciting new Caribbean pirate theme and a reconfigured third deck including a video poker area with its own separate service and featuring the newest and most popular video poker machines available.

    JAZZ ENTERPRISES: Jazz Enterprises, Inc. owns and operates the Catfish Town development adjacent to the riverboat casino. The development of the historical Catfish Town riverfront warehouse district into a retail/entertainment district was an integral element in obtaining a Louisiana gaming license for the Argosy Casino--Baton Rouge. Our original intent was to develop and operate the casino and our joint-venture partner would develop and manage the Catfish Town real estate and hotel. In 1995 our real estate partner experienced financial difficulties, and to preserve our gaming license, we purchased Jazz Enterprises, Inc.

    Pursuant to a development agreement, Jazz Enterprises, Inc. has certain obligations to the City of Baton Rouge including the obligation to construct a convention size hotel or collect and pay to the City an incremental head tax of $2.50 per passenger, fund a transportation system connecting downtown Baton Rouge and Catfish Town and to develop the Catfish Town facility to accommodate restaurants, retail space and entertainment and restaurant facilities. During July 1999, we began construction of a $20 million 300-room hotel in Baton Rouge to fulfill our obligations under the development agreement. We expect that annual cash flows at Baton Rouge will benefit by $3 million due to the elimination of the incremental head tax based on current passenger boarding levels. The incremental head tax reduction for 1999 was approximately
$1.6 million.

    BELLE OF SIOUX CITY

    PROPERTY: The Belle of Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 12,500 square feet of gaming space, 427 slot machines and 21 table games. The Belle of Sioux City typically conducts one two-hour cruise each day for 100 days per year. At all other times the Belle of Sioux City remains dockside and operates with unlimited ingress and egress. The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space and administrative support offices.

    We became the manager of the Belle of Sioux City on October 4, 1994 and on December 1, 1994 began operating the Belle of Sioux City through a partnership in which we are a 70% general partner and Sioux City Riverboat Corp., Inc. is a 30% limited partner. As manager of the casino we receive a management fee of 4.5% based upon the facility's adjusted gross gaming revenues (as defined in the management agreement).

    GAMING MARKET: The Belle of Sioux City draws from a population of approximately 80,000 in Sioux City and an estimated 100,000 residents within a 40-mile radius of Sioux City. The Belle of Sioux City competes primarily with land-based Native American casinos that are not required to report gaming revenues and other operating statistics, therefore market comparisons cannot be made. We also compete with certain providers and operators of video gaming in the neighboring state of South Dakota. In addition, we compete with slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs/Omaha, Nebraska market. Our Iowa gaming license is subject to annual renewal each March.

    CAPITAL IMPROVEMENTS: In 1999 we spent $2.4 million to enhance our customers' gaming experience at the Belle of Sioux City. Specifically, we replaced approximately 250 slot machines and completely renovated the riverboat's interior, including new ceilings, lighting, wallcovering and carpeting.

INSURANCE

    We carry property and casualty insurance on our land-based assets and our vessels, generally in the amount of their replacement costs, with a nominal deductible with respect to our land-based assets and a deductible equal to 2% of the replacement value of the vessels. Our land-based assets are not currently covered by flood insurance. Our general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million as an annual aggregate with a $50,000 deductible. Our general liability insurance with respect to our marine operations has a $100,000 per occurrence deductible with per occurrence coverage up to a $75 million limit. With respect to worker's compensation we have a $250,000 per occurrence deductible with a $1 million per occurrence limit. We carry business interruption insurance at our properties which carry a deductible ranging from 14 to 30 days depending on the location and maximum coverage of up to $35 million.

COMPETITION

    The U.S. gaming industry is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming and other forms of gambling in the United States. Gaming competition is particularly intense in each of the markets where we operate. Historically, we have been an early entrant in each of our markets; however, as competing properties have opened, our operating results in each of these markets have been negatively affected. Many of our competitors have more gaming industry experience, are larger and have significantly greater financial and other resources. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions in terms of: (i) dockside versus cruising riverboat gaming; (ii) multiple riverboat casinos, which feature more continuous boarding; (iii) amenities offered at the gaming facility and the related support and entertainment facilities; (iv) convenient parking facilities; (v) a location more favorably situated to the population base of a market and ease of accessibility to the casino site; and (vi) favorable tax or regulatory factors.

    There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. We expect each market in which we participate, both current and prospective, to be highly competitive.

MARKETING

    We have changed our marketing focus from mass marketing to direct and relationship marketing in order to encourage repeat business and foster customer loyalty. We have designed an overall marketing strategy to attain our objective of utilizing direct marketing as our primary means of communicating with our customers. Although the marketing plan for each of our properties is tailored to the specific needs of the site, the overall strategic components are relatively constant:

    - Further refine and enhance our database marketing efforts;

    - Create a full-service player development program to service our premium customers;

    - Aggressively market our gaming product and facility improvements;

    - Refine, enhance and expand the schedule of parties, events and entertainment; and

    - Utilize public relations as a tool to increase awareness, and reinforce marketing efforts by publicizing winners.

    A key tactic in implementing our overall strategy is the effective use of the information we obtain regarding our customers' playing activity. At each of our properties, we encourage patrons to join the Argosy Preferred Club. We then track the member's level of play through the use of sophisticated player tracking systems. As of December 31, 1999, we had over 800,000 active Preferred Club members and we are adding, on average, over 20,000 new members each month. In 1998, we engaged database managers to enhance our database and oversee our data collection and utilization programs. Utilizing the information from our database, we create targeted promotions including exclusive direct mail offers and "members only" parties, tournaments, sweepstakes and special entertainment events.

EMPLOYEES

    As of December 31, 1999, we employed approximately 4,394 full-time and 656 part-time employees. Approximately 2,286 employees, located throughout our properties, are represented by the Seafarers International Union of North America. We have collective bargaining agreements with that union which expire at various times between June 2003 and June 2004. In Alton eleven of our employees are represented by the International Brotherhood of Electrical Workers and approximately 85 employees are represented by the United Plant Guard Workers of America. In addition, 23 employees located throughout our properties except Alton are represented by American Maritime Officers Union.

    We have not experienced any work stoppages and believe our labor relations are generally satisfactory.

                   LAWRENCEBURG CASINO PARTNERSHIP AGREEMENT

    GENERAL. Through our wholly-owned subsidiary, The Indiana Gaming Company, we are the majority partner in Indiana Gaming Company L.P., the Indiana partnership that owns and operates the Lawrenceburg casino. The Indiana Gaming Company, is the sole manager of the partnership and receives a fee of 7.5% of EBITDA (as defined in the partnership agreement). The Indiana Gaming Company's management of the casino is subject only to certain actions or major decisions which require the consent of a majority in interest of the limited partners. The largest minority partner, Conseco, receives a financial advisory fee of 5.0% of EBITDA.

    PARTNER DISTRIBUTIONS. After principal and interest on capital loans is repaid, cash flow is distributed to the partners as follows:

    - first, to the partners pro rata for tax payments in an amount equal to their taxable net income for such period;

    - second, to the partners as a prepayment of principal on capital loans to be applied in the inverse order of maturity, up to 75% of the remaining cash flow;

    - third, in payment of a preferred return of 14% on any preferred equity contributed by the partners;

    - fourth, as a return of the preferred equity contributed by the partners;

    - fifth, as a return of common equity contributed by the partners; and

    - sixth, to the partners in accordance with their respective percentage interests.

    These distributions are required to be made no less frequently than quarterly, but historically, they have been made monthly. The partnership agreement provides that the net cash proceeds from a sale or refinancing are distributed by the general partner in the same order as cash flow except that the proceeds will be used to repay 100% of outstanding capital loans by the partners.

    PARTNERSHIP INTEREST BUY-SELL OBLIGATIONS. The Lawrenceburg partnership agreement provides that: (i) after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests) or (ii) at any time after a deadlock by the partners with respect to significant items in any annual operating budget of the partnership for budget year 1999 and thereafter, any partner has a right to sell its interest to the other partners.

    After the selling partner gives notice of its intent to sell, the partners have 60 days to attempt in good faith to agree to a purchase price. If no agreement is reached within 60 days, then the selling partner's interest is appraised to determine its fair market value. After the appraised fair market value of the selling partner's interest is determined, the other partners have 60 days to reject a purchase at that price. After such a rejection, the general partner is required to solicit bids and sell all of the assets of the Lawrenceburg partnership within twelve months to the highest bidder and following such sale, dissolve Indiana Gaming Company L.P.

    No assurance can be given that we will have sufficient funds to acquire any selling partner's interest in the circumstances provided for above or that we will choose to make such a purchase. In such an event, the assets of the Lawrenceburg partnership would have to be sold to the highest bidder as provided above, which could result in our losing control of the Lawrenceburg casino. If we sold the assets of the Lawrenceburg partnership, any outstanding amounts under the credit facility would be accelerated and under the indenture we would be required to make an offer to purchase the exchange notes.

    In addition, the partnership agreement provides all partners with a right of first refusal on transfers of any partnership interest. A foreclosure by a secured creditor, such as the lenders under the credit facility, would constitute a transfer of our partnership interest and under the partnership agreement provides all partners a right of first refusal on that partnership interest.

    REMOVAL AS GENERAL PARTNER. The partnership agreement provides that The Indiana Gaming Company, can be removed as general partner of the partnership by the limited partners under certain limited circumstances, including:

    - a material breach (after notice and expiration of applicable cure periods) of certain material provisions of the partnership agreement dealing with such things as distributions to partners or the failure to obtain the required consent of the limited partners for certain major decisions;

    - if the general partner is convicted of embezzlement or fraud;

    - certain bankruptcy events;

    - if our partnership interest in the Lawrenceburg partnership is less than 40% due to sales or dilution for failure to pay required capital;

    - a final unappealable judgment against The Indiana Gaming Company in excess of $25 million which is uninsured and remains unsatisfied, unreleased or unstayed for 180 days;

    - certain acts by the general partner constituting "gross mismanagement;"
      and

    - if a secured creditor, such as the lenders under the credit facility, were to foreclose on the pledge of our partnership interest in the Lawrenceburg partnership.

    Upon removal, the general partnership interest becomes a "special limited partner" interest with rights to partner distributions but only limited voting rights on partnership matters. Also, if the reason for the removal is an event described above, other than a less than 40% ownership, the limited partners may acquire all, but not less than all, of The Indiana Gaming Company's interest for fair market value as determined by an appraisal process.

                               REGULATORY MATTERS

ILLINOIS

    In February 1990, the State of Illinois pursuant to the Riverboat Gambling Act (the "Riverboat Act") legalized riverboat gaming. The Riverboat Act authorizes riverboat gaming upon any navigable stream within or forming a boundary of the State of Illinois other than Lake Michigan. Newly enacted legislation eliminated the prohibition on gaming operations in counties with populations over 3,000,000. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers which are necessary and proper to effectuate the Riverboat Act. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

    The Riverboat Act authorized a five member Illinois Gaming Board to issue up to ten owner's licenses statewide. Each owner's license permits the operation of up to two boats as a part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board). In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

    An owner's license is issued for an initial period of three years (with a fee of $25,000 for the first year and $5,000 for each of the following two years). Our Illinois gaming license is subject to renewal in October, 2000. Newly enacted legislation has extended the renewal period from annually to once every four years. Our license is eligible for renewal upon:

    - payment of a $5,000 fee; and

    - the Illinois Gaming Board's determination that we continue to meet all of the requirements of the Riverboat Act.

    The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

    Pursuant to its rule making authority under the Illinois Riverboat Act, the Illinois Gaming Board has adopted certain regulations that provide that any beneficial owner of the legal or beneficial interests of a gaming company may be required, and in the case of a beneficial owner of 5% or more of the legal or beneficial interests (a "5% Holder") is required, to furnish a detailed personal disclosure form to the Illinois Gaming Board. The Illinois Gaming Board uses the personal disclosure form as the basis for its investigation to determine such holder's suitability as a stockholder of the company. In the case of a 5% Holder, the Illinois Gaming Board conducts such an investigation. The Illinois Gaming Board's decisions as to suitability are based on the same criteria used for a finding of preliminary suitability for licensure including:

    - character;

    - reputation;

    - experience; and

    - financial integrity.

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

    We are required to obtain formal approval from the Illinois Gaming Board for changes in:

    - our key personnel, including our officers, directors, managing agents, or holders of a 5% or greater ownership interest in the business entity;

    - our organizational form;

    - our equity and debt capitalization;

    - our investors and/or debt holders;

    - our sources of funds;

    - our economic development plan;

    - the Alton Belle Casino's capacity or significant design changes;

    - the number of gaming positions available on the Alton Belle Casino;

    - anticipated economic impact; or

    - oral or written agreements relating to the acquisition or disposition of property of a value greater than $1 million.

    A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following:

    - working capital requirements;

    - debt service requirements;

    - requirements for repairs and maintenance; and

    - capital expenditure requirements.

    Minimum and maximum wagers on games are set by the licensee. Wagering may not be conducted with money or negotiable currency. No person under the age of 21 is permitted to wager in Illinois, and wagers may only be taken from a person present on a licensed riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

    Under the Riverboat Act, vessels must have:

    - the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway;

    - be accessible to disabled persons;

    - be either a replica of a 19th century Illinois riverboat or be a casino cruise ship design; and

    - comply with applicable federal and state laws, including but not limited to U.S. Coast Guard regulations.

    Pursuant to legislation enacted in June, 1999, we are not required to cruise and may conduct gaming activities while remaining dockside offering unlimited ingress and egress to our patrons. In addition, the legislation removed the ownership restriction. The legality of the legislation is currently being challenged in the Illinois Court system. There can be no assurance that the legislation will be found to be valid. If found invalid, we would be required to cruise.

    The Riverboat Act imposes a graduated wagering tax based on adjusted gross receipts from gambling games at the following rates:

ADJUSTED GROSS RECEIPTS                           TAX RATE
-----------------------                           --------
Up to $25,000,000...............................     15%
$25,000,001 to $50,000,000......................     20%
$50,000,001 to $75,000,000......................     25%
$75,000,001 to $100,000,000.....................     30%
$100,000,001 and above..........................     35%

The tax imposed is to be paid by the licensed owner by wire transfer to the Illinois Gaming Board on the day after the day when the wagers were made. The Riverboat Act also requires that licensees pay a $2.00 admission tax for each person admitted to the Alton Belle Casino. In addition, all use, occupancy and excise taxes that apply to food and beverages and all taxes imposed on the sale or use of tangible property apply to sales aboard riverboats. We also pay a $.25 admission tax to the City of Alton for each person admitted to the Alton Belle Casino.

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

INDIANA

    In June 1993, the Indiana legislature adopted legislation permitting riverboat gambling in counties contiguous to Lake Michigan, the Ohio River and Patoka Lake. The legislation granted authority to supervise gaming activities to the seven-member Indiana Gaming Commission. The Indiana Gaming Commission is empowered to administer, regulate and enforce the system of riverboat gaming established under Indiana's Riverboat Gambling Act (the "Indiana Riverboat Act") and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The Indiana Gaming Commission has broad powers to regulate riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner licensees, but also their entity qualifiers, and intermediary and holding companies. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the

Indiana Riverboat Act, which can materially affect the operation or economic viability of the gaming industry in Indiana.

    The Indiana Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Indiana Gaming Commission. The Indiana Gaming Commission is authorized to issue not more than 11 owner's licenses statewide. Each license entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. A licensee may own no more than a 10% interest in any other owner's license under the Indiana Riverboat Act.

    The Indiana Riverboat Act restricts the granting of the 11 owner's licenses by location. The 11 licenses must be awarded as follows:

    - two licenses for riverboats operating from Gary;

    - one license for a riverboat operating in Hammond;

    - one license for a riverboat operating in East Chicago;

    - one license for a riverboat operating in any city located in LaPorte, Porter or Lake counties, not including the above-named cities;

    - five licenses for riverboats that operate upon the Ohio River from counties contiguous thereto and with no more than one operating in any county; and

    - one license for a riverboat operating in Patoka Lake from either DuBois, Crawford or Orange Counties.

    Each owner's license runs for a period of five years after the effective date of the license. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner's license pursuant to the Indiana Riverboat Act and the rules and regulations adopted thereunder. Our Indiana gaming license is subject to renewal in 2001. A licensed owner undergoes a complete investigation every three years. A licensed owner may apply for and may hold other licenses that are necessary for the operation of a riverboat, including licenses to sell alcoholic beverages, a license to prepare and serve food and any other necessary license. Furthermore, the Indiana Riverboat Act requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales on a riverboat.

    Applicants for licensure must submit comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of any person in which the applicant has an equity interest of at least one percent (1%) of all shares. The Indiana Gaming Commission has the authority to request specific information on any shareholder.

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

    An institutional investor who would otherwise be subject to a suitability finding shall, within 45 days, after acquiring the interests submit information to the Indiana Gaming Commission including the following:

    - a description of the institutional investor's business

    - a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements;

    - a certification made under oath and the penalty of perjury that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the board of directors, any change in the corporate charter, bylaws, management, policies or operations of a riverboat licensee;

    - the name, address, telephone number, social security number or federal tax identification number of the officers and directors, or their equivalents, of the institutional investor, as well as each person who has the power to direct or control the institutional investor's exercise of its voting rights as a holder of voting securities of the riverboat licensee;

    - the name of each person who beneficially owns 5% or more of the institutional investor's voting securities or equivalent;

    - a list of the institutional investor's affiliates;

    - a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year;

    - a list of all regulatory agencies with which the institutional investor, or an affiliate that beneficially owns voting securities of the riverboat licensee, files periodic reports; a disclosure of all criminal and regulatory sanctions imposed during the preceding ten years; a copy of any filing made under 15 U.S.C. 18(a); and

    - any other additional information the Indiana Gaming Commission may request to insure compliance with Indiana gaming laws.

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

    An institutional investor means any of the following:

    - a retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees;

    - an investment company registered under the Investment Company Act of 1940;

    - a collective investment trust organized by banks under Part 9 of the Rules of the Comptroller of the Currency;

    - a closed end investment trust;

    - a chartered or licensed life insurance company or property and casualty insurance company;

    - a banking, chartered or licensed lending institution;

    - an investment adviser registered under the Investment Advisers Act of 1940; and

    - any other entity the Indiana Gaming Commission determines constitutes an institutional investor.

    The Indiana Riverboat Act imposes a tax on admissions to gaming excursions at a rate of $3.00 for each person admitted to each gaming excursion. This admission tax is imposed upon the license owner conducting the gaming excursion on a per-person basis without regard to the actual fee paid by the person using the ticket, with the exception that no tax shall be paid by admittees who are actual and necessary officials, employees of the licensee or other persons actually working on the riverboat. The number and issuance of tax-free passes is subject to the rules of the Indiana Gaming Commission. A list of all persons to whom the tax-free passes are issued must be filed with the Indiana Gaming Commission. A tax is imposed on the adjusted gross receipts received from gaming games under the Indiana Riverboat Act at a rate of twenty percent (20%) of the amount of the adjusted gross receipts. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Indiana Riverboat Act. The Indiana Gaming Commission may, from time to time, impose other fees and assessments on riverboat owner licensees. In addition, all use, excise and retail taxes apply to sales aboard riverboats.

    Riverboats operating in Indiana must:

    - have a valid certificate of inspection from the U.S. Coast Guard to carry at least 500 passengers; and

    - be at least 150 feet long.

Any riverboat that operates on the Ohio River must replicate, as nearly as possible, historic Indiana steamboat passenger vessels of the nineteenth century. Riverboats operating in Lake Michigan or Patoka Lake need not meet this requirement.

    Gaming sessions are generally required to be at least two hours and are limited to a maximum duration of four hours. No gaming may be conducted while the boat is docked, except

    - for 30-minute time periods at the beginning and end of each cruise while the passengers are embarking and disembarking (total gaming time is limited to four hours, however, including the pre- and post-docking periods); and

    - when weather or water conditions prevent the boat from cruising.

The Indiana Gaming Commission may grant extended cruise hours at its discretion. If the master of the riverboat reasonably determines and certifies in writing that specific weather conditions or water conditions present a danger to the riverboat and the riverboat's passengers and crew, the riverboat may remain docked and gaming may take place until:

    - the master determines that the conditions have sufficiently diminished for the riverboat to safely proceed; or

    - the duration of the authorized excursion has expired.

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

    Pursuant to Indiana Gaming Commission rules, riverboat licensees and riverboat license applicants must submit:

    - an internal control procedure regarding purchasing transactions which must contain provisions regarding ethical standards, compliance with state and federal laws, and prohibitions on the acceptance of gifts and gratuities by purchasing and contracting personnel from suppliers of goods or services;

    - any contract, transaction or series of transactions greater than $500,000 in any 12-month period to the Indiana Gaming Commission within 10 days of execution; and

    - submit a summary of all contracts or transactions greater than $50,000 in any 12-month period on a quarterly basis.

The rules provide that contracts submitted to the Indiana Gaming Commission are not submitted for approval, but grant the Indiana Gaming Commission authority to cancel or terminate any contract that is not in compliance with Indiana law and Indiana Gaming Commission rules or that does not maintain the integrity of the riverboat gambling industry.

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

    Indiana gaming laws provide that the opportunity for full minority and women's business enterprise participation in the riverboat industry in Indiana is essential to social and economic parity for minority and women business persons. The Indiana Gaming Commission has the power to review compliance with the goals of participation by minority and women business persons and impose appropriate conditions on licensees to insure that goals for such business enterprises are met. Under the Indiana Riverboat Act, a riverboat licensee or a riverboat license applicant shall designate certain minimum percentages of the value of its contracts for goods and services to be expended with minority business enterprises and women's' business enterprises such that 10% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts for goods and services be expended with minority enterprises and 5% of the dollar value of the riverboat licensee's or the riverboat license applicant's contracts for goods and services be expended with women's business enterprises. Expenditures with minority and women business enterprises are not mutually exclusive. Licensees are required to report the dollar value and percentage of contracts awarded to minority business enterprises and women's business enterprises annually. If the Indiana Gaming Commission determines that a licensee has not met these requirements, it may suspend, limit or revoke the owner's license or fine or impose appropriate conditions on the licensee. However, if a determination is made that a person holding an owner's license has failed to demonstrate compliance, the person has ninety (90) days from the date of determination to comply.

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

    The legislation authorized the granting of licenses to conduct riverboat gaming to nonprofit corporations which, in turn, are permitted to enter into operating agreements with persons who are licensed by the Iowa Commission to operate riverboat casinos. The number of licenses which may be granted is limited to 10 and restricted to the counties where such boats were operating (or licensed to operate in the future) as of May 1, 1998.

    Gaming is permitted only on riverboats which recreate, as nearly as practicable, Iowa's riverboat history and have a capacity for at least 250 persons with tickets. In addition, the licensee must utilize Iowa resources, goods and services in the operation of the riverboat. An excursion gambling boat must operate at least one excursion each day for 100 days during the excursion season, (from April 1 through October 31). Excursions consist of a minimum two hours during the excursion season. While an excursion gambling boat is docked, passengers may embark or disembark at any time during its business hours. If during the excursion season it is determined that it would be unsafe to complete any portion of an excursion, or if mechanical problems prevent the completion of any portion of an excursion, the boat may be allowed to remain dockside.

    A gaming license will be issued for not more than three years and is subject to annual renewals thereafter. Our Iowa gaming license is subject to renewal in March 2000. The Iowa Commission has broad discretion with regard to such renewals. The annual license fee to operate an excursion gambling boat is based on the passenger carrying capacity, including crew, for which the excursion gambling boat is registered. The annual fee is five dollars per person capacity. Licenses issued by the Iowa Commission may not be transferred to another person or entity. We must submit detailed financial and operating reports to the Iowa Commission.

    Iowa statute stipulates that a referendum must be held in 2002 to reaffirm gaming in each county that has gaming and further stipulates that similar referenda be held every eight years thereafter. Minimum and maximum wagers on games are set by the licensee. Wagering may only be conducted with chips, wagering debit cards or coins. Wagers may only be made by persons 21 years of age and older. A licensee may not accept a credit card to purchase coins, tokens or other forms of credit to be wagered on gambling games.

    The legislation imposes a graduated tax based on adjusted gross receipts at the following rates:

                                                    TAX
ADJUSTED GROSS RECEIPTS                             RATE
-----------------------                           --------
Up to $1,000,000................................      1%
$1,000,001 to $3,000,000........................     10%
$3,000,001 and above............................     20%

The tax is to be paid by the licensee within 10 days after the close of business of the day when the wagers were made.

    An admission tax paid to the City of Sioux City and the Casino's non profit partner is imposed for each person admitted to the Belle of Sioux City Casino based upon a graduated scale at the following rates:

                  $2.00 for each passenger up to 300,000
                  $3.00 for each passenger over 300,000 but not over 500,000 $3.50 for each passenger over 500,000

Additionally, the Belle of Sioux City is required to pay a fee to Woodbury County in the amount of $.25 per passenger, up to $300,000.

    Pursuant to its rule making authority, the Iowa Commission requires officers, directors, owners, partners, joint venturers, trustees or other persons who have a beneficial interest, direct or indirect, of 5 percent or more, of the Company to be licensed by the Iowa Commission. The Iowa Commission has jurisdiction to deny, suspend or revoke the license of an applicant or licensee in which a director, officer, or holder of a beneficial interest includes or involves any person or entity which would be, or is, ineligible in any respect, such as through want of character, moral fitness, financial responsibility, professional qualifications or due to failure to meet other criteria employed by the Iowa Commission, to participate in gaming. The Iowa Commission may order the ineligible person or entity to terminate all relationships with the licensee or applicant, including divestiture of any ownership interest or beneficial interest at acquisition cost. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Commission.

LOUISIANA

    In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). The Louisiana Riverboat Gaming Commission was authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission was to establish rules providing for and determining, among other things, authorized routes, duration of excursions and the stops a riverboat may make, minimum levels of insurance, construction of riverboats, periodic inspections and procedures for negotiable instrument transactions involving patrons. The Louisiana Enforcement Division was authorized, among other things, to investigate applicants and issue licenses, investigate violations of the statute, conduct continuing reviews of gaming activities and exercise other broad oversight powers. A gaming license is issued for five years and the Company's license will be subject to renewal in March 2000.

    In an April 1996 special session of the Louisiana legislature, Louisiana lawmakers passed a measure which established the Louisiana Gaming Control Board and provides that such board shall be the successor to all prior authorities, and the sole and exclusive authority, with regard to the regulation and supervision of gaming operations and activities in Louisiana except for the regulation of horse racing and offtrack betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions, and responsibilities of the Louisiana Riverboat Gaming Commission and the Louisiana Enforcement Division, including those with respect to riverboat gaming, were transferred to the Louisiana Gaming Control Board. The Louisiana Enforcement Division retains certain enforcement powers and responsibilities relative to investigations, audits, and imposing regulatory sanctions that are subject to administrative review.

    The laws and regulations of Louisiana seek to:

    - prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

    - establish and maintain responsible accounting practices and procedures;

    - maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the Board;

    - prevent cheating, and fraudulent practices;

    - provide a source of state and local revenues through fees; and

    - ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

    The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following:

    - in parishes bordering the Red River, gaming may be conducted dockside; however, in all other authorized locations, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist;

    - each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions;

    - agents of the Board are permitted on board at any time during gaming operations;

    - gaming devices, equipment and supplies may be purchased or leased from permitted suppliers;

    - gaming may only take place in the designated gaming areas and upon designated rivers or waterways;

    - gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment;

    - wagers may be received only from a person present on a licensed riverboat;

    - persons under 21 are not permitted in designated gaming areas;

    - except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat;

    - licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth;

    - licensees must have adequate protection and indemnity insurance;

    - licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and

    - gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

    The transfer of a license or permit or an interest in a license or permit is prohibited without prior approval of the Louisiana Gaming Control Board. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition by any person of securities which represents 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board review and approval or disapproval. A security issued by a corporation that holds a license must disclose these restrictions, although a publicly traded corporation incorporated before January 15, 1992 is only required to include the statement of restrictions for certificates issued after the corporation applies for a license. Section 2501 of the regulations enacted by the Louisiana State Police Riverboat Gaming Division pursuant to the Louisiana Act (the "Regulations") requires prior written approval of the Board of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than in a corporation) or economic interest of five percent (5%) or more in any licensee.

    Section 2523 of the Regulations requires 60 days prior notification to and prior approval from the Board of:

    - the application for, receipt, acceptance or modification of a loan;

    - the use of any cash, property, credit, loan or line of credit; or

    - guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf.

There are exceptions to prior written approval including exceptions for any transaction for less than $2.5 million in which all of the lending institutions are federally regulated, or if the transaction involves publicly registered debt and securities registered with the SEC and sold pursuant to a firm underwriting agreement.

    The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the Board may require, under penalty of suspension or revocation of the license, that the person not:

    - receive dividends or interest on securities of the corporation;

    - exercise directly or indirectly a right conferred by securities of the corporation;

    - receive remuneration or economic benefit from the licensee; or

    - continue in an ownership or economic interest in the licensee.

    Fees for conducting gaming activities on a riverboat include:

    - $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter;

    - a state franchise fee of 15% of net gaming proceeds;

    - a state license fee of 3.5% of net gaming proceeds; and

    - a local fee of up to $2.50 per passenger.

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

    In April 1996, the Louisiana legislature approved legislation mandating local option elections to determine whether to prohibit or continue to permit three individual types of gaming in Louisiana on a parish-by-parish basis. The referendum was brought before the Louisiana voters at the time of the November 1996 presidential election. Voters elected to permit riverboat gaming in all parishes where it is presently conducted and to allow land-based casino gaming in Orleans Parish. Voters in 31 parishes elected to permit video draw poker devices, but in 33 parishes, including East Baton Rouge Parish, voters elected to prohibit the devices in non-casino locations commencing July 1, 1999.

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

    Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of the Company and its subsidiaries.

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

    Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. If a company is granted a gaming license in Missouri, such company, any subsidiaries it may form and its officers, directors, significant shareholders and employees will be subject to regulations. The initial license and first subsequent license renewal of an excursion gambling boat operator shall be for a period of one year. Thereafter, license renewal periods shall be two years. The Company's gaming license will be subject to renewal in June 2000. However, the Missouri Gaming Commission may reopen license hearings at any time. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. In addition to the information required of the applicant, directors, officers and other key persons must submit applications which include detailed personal financial information and are subject to thorough investigations. All gaming employees must obtain an annual occupational license issued by the Missouri Gaming Commission. Operators' licenses are issued through application to the Missouri Gaming Commission, which requires, among other things:

    - investigations into an applicant's character, financial responsibility and experience qualifications;

    - the submission of an affirmative action plan for the hiring and training of minorities and women;

    - the submission of an economic development or impact report.

    License fees are a minimum of $50,000 for the initial application and a minimum $25,000 annually thereafter.

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

    Pursuant to its rule making authority, the Missouri Gaming Commission has adopted certain regulations which provide, among other things, that:

    (1) riverboat excursions are limited to a duration of four hours, and gaming may be conducted at any time during the excursion;

    (2) no gaming licensee or occupational licensee may pledge, hypothecate or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission;

    (3) without first notifying the Missouri Gaming Commission at least 60 days prior to such consummation of any of the following transactions (and during such period the Missouri Gaming Commission may disapprove the transaction or require the transaction to be delayed pending further investigation):

       (a) any transfer or issuance of an ownership interest in a gaming licensee (or holding company) that is not a publicly held entity or

       (b) any pledge or hypothecation of, or grant of any type of security interest (collectively, a "lien") in, an ownership interest in a gaming licensee (or a holding company) that is not a publicly held entity (which lien may only be made to or held by a financial institution), provided that no such ownership interest may be transferred pursuant to any such lien without a separate notice being given to the Missouri Gaming Commission;

    (4) at least 15 day's prior notice must be given to the Missouri Gaming Commission of the intention to consummate any of the following transactions (and the Missouri Gaming Commission may reopen the licensing hearing of the applicable gaming licensee prior to or following the consummation of such transaction to consider the effect of the transaction on the gaming licensee's suitability):

       (a) any issuance of ownership interests in a publicly held gaming licensee (or holding company), if such issuance would involve, directly or indirectly, an amount of ownership interests equaling 5% or more of the ownership interests in the gaming licensee (or holding company),

       (b) any private incurrence of debt of $1,000,000 or more by a Class A licensee (or any affiliated holding company),

       (c) any public issuance of debt by a Class A licensee (or any affiliated holding company) or

       (d) any significant related party transactions;

    (5) consummation of the following transactions must be reported to the Missouri Gaming Commission no later than 7 days after such consummation:

       (a) any transfer or issuance of ownership interests in a publicly held gaming licensee (or holding company), if such transfer or issuance has resulted in any entity or group of entities acting in concert owning, directly or indirectly, a total amount of ownership interests equaling 5% or more of the ownership interests in the gaming licensee or holding company or

       (b) the creation of any lien in 5% or more of the ownership interests in a publicly held gaming licensee (or holding company), provided that no such ownership interest may be transferred voluntarily or involuntarily pursuant to any such lien without a separate notice being given to the Missouri Gaming Commission;

    (6) any Class A licensee must notify the Missouri Gaming Commission of its intention or the intention of any affiliated entity to consummate any transaction that involves or relates to the gaming licensee and has a dollar value of $1,000,000 or more no later than 7 days after the consummation of such transaction;

    (7) the license held by a gaming licensee automatically becomes null and void upon any change in control of the licensee (or its holding company) unless the Missouri Gaming Commission has given its prior approval for such change in control;

    (8) no withdrawals of capital, loans, advances or distributions of any type of assets in excess of 5% of the accumulated earnings of a Class A licensee to anyone with an ownership interest in the licensee may occur without the prior approval of the Missouri Gaming Commission;

    (9) the Missouri Gaming Commission may take appropriate action against a licensee or other person who has been disciplined in another jurisdiction for gaming related activity; and

    (10) no holder of a Class A license may enter into any contract relating to its licensed activities for consideration in excess of fair market value.

    The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer per excursion that licensees must pay to the Missouri Gaming Commission, a minimum payout requirement of 80% for gambling devices, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit to the Commission on a quarterly basis an audit of compliance and of the financial transactions and condition of the licensee's total operations for the calendar quarter and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion. Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, U.S. Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's riverboat history to the extent practicable and include certain non-gaming amenities. With respect to the availability of dockside gaming, which may be more profitable than cruise gaming, the Missouri Gaming Commission is empowered to determine on a site by site basis where such gaming is in the best interest of Missouri and the safety of the public and shall be permitted. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis. We began dockside operations in August 1995. Dockside gaming in Missouri may differ from dockside gaming in other states, such as Mississippi, because the Missouri Gaming Commission has the ability to require "simulated cruising." This requirement permits customers to board dockside riverboats only at specific times and prohibits boarding during a certain portion of each simulated cruise, which are required to be a minimum of two hours and a maximum of four hours. Dockside gaming in Missouri may not be as profitable as dockside gaming in other states, that allow for continuous customer ingress and egress.

    The licensee may receive wagers only from a person present on a licensed excursion gambling boat. Wagering shall not be conducted with money or other negotiable currency. A person under 21 years of age may not make a wager on an excursion gambling boat and may not be allowed in the area of the excursion boat where gambling is being conducted.

    The Missouri Gaming Commission is authorized to enter the premises of excursion gambling boats, facilities, or other places of business of a licensee in Missouri to determine compliance with the Missouri Gaming Law and to investigate alleged violations of the Missouri Gaming Law or Missouri Gaming Commission rules, orders or final decisions. A holder of any license shall be subject to imposition of penalties, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees that is injurious to the public health, safety, morals, good order and general welfare of the people of the state of Missouri, or that would discredit the Missouri gaming industry or the state of Missouri. The Missouri Gaming Commission may waive any licensing requirement or procedure for any type of license if it determines that the waiver is in the best interests of the public. In addition, an annual supplier's license is required of persons who sell or lease gambling equipment, gambling supplies or both to any licensee. A licensee licensed to conduct gambling games shall acquire all gambling games or implements of gambling from a licensed supplier.

LEGISLATIVE AND REGULATORY CONSIDERATIONS IN CERTAIN ADJACENT JURISDICTIONS

    KANSAS. Casino gaming is currently illegal in Kansas as a constitutionally prohibited form of lottery. In order to amend the Kansas constitution, two-thirds of the members of each house of the Kansas legislature and a majority of Kansas voters would have to approve a proposed amendment. Several Kansas racetracks have publicly lobbied for the right to conduct casino games. In early 1999, the Kansas state legislature failed to pass a bill which would have authorized casino gambling within its borders.

    The State of Kansas has approved Class III Indian compacts with four separate tribes authorizing the tribes to conduct table and keno games, but not slot machines, on their respective reservation lands. One such casino is open and is located approximately 60 miles from Kansas City.

    KENTUCKY. Casino gaming is illegal in Kentucky as a constitutionally prohibited form of lottery. In order to amend the Kentucky constitution, three-fifths of the members of each house of the Kentucky legislature and a majority of Kentucky voters would have to approve a proposed amendment. Several Kentucky racetracks have publicly lobbied for the right to conduct casino games and the current governor of Kentucky recently has withdrawn a previously proposed constitutional amendment to allow 12 to 14 land-based casinos to operate, mainly along Kentucky's borders, at convention hotels. The Kentucky attorney general's office has stated that a constitutional amendment is necessary to permit casino gaming.

    OHIO. Casino gaming is illegal in Ohio as a constitutionally prohibited form of lottery. In order to amend the Ohio constitution, three-fifths of the members of each house of the Ohio legislature and a majority of Ohio voters would have to approve any proposed amendment.

    NEBRASKA. A number of efforts to expand gaming in Nebraska failed during 1996. After an effort to present a statewide referendum on legalizing casino gaming failed in the Nebraska legislature, three separate voter petition drives also failed. A proposed constitutional amendment which would allow casino gambling on Indian lands in Nebraska subject to a vote of the people was introduced in the Nebraska legislature in January 2000. The Resolution failed to receive the necessary five affirmative committee votes needed to advance for further consideration.

FEDERAL AND NON-GAMING REGULATIONS

    We are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and Comprehensive Environmental Response, Compensation and Liability Act. We have not made, and do not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in additional costs to us. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and reconcile mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

    All vessels operated by us must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. These requirements set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessel. Loss of the Certificate of Seaworthiness of a vessel would preclude its use as a riverboat. Every five years, the outside of the hull of the vessels must be inspected. The U.S. Coast Guard has developed a pilot program which utilizes underwater equipment to complete a hull inspection while the vessel remains in service. This procedure was utilized to inspect the Alton casino in February 1998. If the procedure is ever disapproved by the U. S. Coast Guard, we would be required to remove a riverboat from service and seek to lease another riverboat casino or discontinue operations for the inspection period.

    All of our shipboard employees employed on U.S. Coast Guard regulated vessels, including those who have nothing to do with the actual operation of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts these employees from state limits on workers' compensation awards.

    We are subject to the provisions of the Americans With Disabilities Act but do not anticipate incurring significant expenses to bring our facilities or procedures into compliance with such Act.

    The Bank Secrecy Act (the "BSA"), enacted by Congress in 1985, requires banks, other financial institutions and casinos to monitor receipts and disbursements of currency in excess of $10,000 and report them to the United States Department of the Treasury (the "Treasury"). In management's opinion, the BSA may have resulted in a reduction in the volume of play by high level wagerers. The Treasury has proposed tentative amendments to the BSA which would apply solely to casinos and their reporting of currency transactions. The most significant proposed change in the BSA is a reduction in the threshold at which customer identification data must be obtained and documented by the casino, from $10,000 to $3,000 (which may include the aggregation of smaller denomination transactions). Additionally, the amendments would substantially increase the record-keeping requirements imposed upon casinos relating to customer data, currency and non-currency transactions. Management believes the proposed amendments, if enacted in their current form, could result in a further reduction in the volume of play by upper-and middle-level wagerers while adding operating costs associated with the more extensive record-keeping requirements. However, we do not expect that the effect on our operations would be material.

ITEM 2. PROPERTIES

    The following is a list of the Company's principal properties as of December 31, 1999. Substantially all of the properties of the Company are subject to the lien of the Company's senior lenders under its $235 million First Mortgage Note Indenture dated June 5, 1996 and its $200 million Senior Secured Credit Facility Agreement dated June 8, 1999.

                                 INTEREST               FUNCTION (1)                 LEASE EXPIRATION
                                 --------   ------------------------------------  -----------------------
ALTON, ILLINOIS
Office Building                  Leased     Executive Offices
Real Property                    Leased     Landing Rights
Alton Belle II                   Owned      Riverboat Casino
Office Building                  Owned      Offices
Support Barges                   Owned      Landing and Office facilities         Month to Month
Spirit of America Barge          Owned      Staging Vessel                        April 2001(3)

RIVERSIDE, MISSOURI
Real Property                    Leased     Landing Rights
Real Property                    Owned      Permanent Landing Site
Argosy IV                        Owned      Riverboat Casino                      December 2004(3)

BATON ROUGE, LOUISIANA
Real Property                    Owned      Vessel Access
Argosy III                       Owned      Riverboat Casino
Support Barge                    Owned      Staging Barge

LAWRENCEBURG, INDIANA(2)
Real Property                    Owned      Permanent Landing Site
Argosy VI                        Owned      Riverboat Casino
Docking Site                     Leased     Vessel Dock                           December 2002(3)

SIOUX CITY, IOWA
Argosy V                         Owned      Riverboat Casino
Support Barge                    Owned      Staging Barge
Real Property                    Leased     Landing Rights                        June 2002

------------------------

(1) A significant portion of the Company's land-based assets are not covered by flood insurance for any loss or damage that may result from flooding.

(2) Owned by a partnership pursuant to which the Company, through a wholly-owned subsidiary, has a 57.5% partnership interest and serves as general partner.

(3) Renewal options available.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time a party to legal proceedings arising in the ordinary course of business. Other than as disclosed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

    CAPITOL HOUSE PRESERVATION COMPANY, L.L.C. V. JAZZ ENTERPRISES, INC. ET. AL.

    In July 1995, Capitol House Preservation Company, L.L.C. ("Capitol House") filed a cause of action in the U.S. District Court of the Middle District of Louisiana against Jazz, the former shareholders of Jazz ("Former Jazz Shareholders"), Catfish Queen Partnership (the "Partnership"), Argosy of Louisiana, Inc. ("Argosy Louisiana") and the Company alleging that Jazz and Argosy obtained the gaming license for Baton Rouge based upon false and fraudulent pretenses and declarations and financial misrepresentations. The complaint alleges unfair trade practices as well as violations of RICO and seeks damages of $158 million plus court costs and attorneys' fees. The plaintiff was an applicant for a gaming license in Baton Rouge whose application was denied by the Louisiana Gaming Enforcement Division.

    On June 7, 1995, the Company consummated its purchase of all of the outstanding capital stock of Jazz from the Former Jazz Shareholders. The Company intends to seek indemnification from the Former Jazz Shareholders for any liability the Company, Argosy Louisiana or Jazz suffers as a result of such cause of action. As part of the consideration payable by the Company to the Former Jazz Shareholders for the acquisition of Jazz, the Company agreed at the time of such acquisition to annual deferred purchase price payments of $1,350,000 for each of the first ten years after closing and $500,000 for each of the next ten years. Payments are to be made quarterly by the Company. The definitive acquisition documents provide the Company with offset rights against such deferred purchase price payments for indemnification claims of the Company against the Former Jazz Shareholders and for liabilities that the Former Jazz Shareholders contractually agreed to retain. There can be no assurance that the Former Jazz Shareholders will have assets sufficient to satisfy any claim in excess of the Company's offset rights.

    The defendants filed a Motion to Dismiss, or alternatively to abstain and stay the action, pending resolution of certain Louisiana state court claims filed by Capitol House. The trial court decided in favor of the defendants and dismissed the suit without prejudice to the rights of plaintiff to revive the suit after the conclusion of the pending state court matters. The plaintiff appealed this dismissal to the U.S. Fifth Circuit Court of Appeals. While the appeal was pending, several of the Louisiana state court claims were resolved. On March 11, 1997, the U.S. Fifth Circuit Court of Appeals vacated the trial court's dismissal and remanded the case to the district court for further proceedings. The defendants have re-urged the previously filed motion to dismiss. On November 17, 1997, the district court granted the motion and dismissed, with prejudice, all of the federal claims under RICO. The claims of Capitol House that arose under Louisiana state law were dismissed, without prejudice. Capitol House filed an appeal of the district court dismissal on January 9, 1998, with the U.S. Fifth Circuit Court of Appeals. On November 4, 1998, the Fifth Circuit affirmed the district court's dismissal of Capitol House's RICO claims. This matter is now concluded in federal court.

    Additionally, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to the Company. The suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have filed a Peremptory Exception of No Cause of Action, Peremption and Prescription and Exception of Lis Pendens in response to Capitol House's state court suit. A hearing on these exceptions was held June 1, 1998. The Court granted the exception and dismissed the suit as to Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. The Court denied the exception as to Jazz and the Former Jazz Shareholders. On behalf of Jazz and the Former Jazz Shareholders, a supervisory writ was filed with the First Circuit Court of Appeal, State of Louisiana, seeking a dismissal of the claims. Capitol House has also appealed the dismissal of the claims as to the other parties. On December 10, 1998, the Court of Appeal granted a hearing and then denied the supervisory writs of Jazz and the Former Jazz Shareholders and affirmed the ruling of the trial court. Jazz and the Former Jazz Shareholders filed a Motion for Rehearing before the Court of Appeal, which was ultimately denied. Thereafter, Jazz and the Former Jazz Shareholders filed a writ of certiorari to the Louisiana Supreme Court, which writ was also denied. Jazz and the Former Jazz Shareholders are now conducting discovery and intend to file additional exceptions and/or motions for summary judgment in the trial court. Capitol House's appeal of the trial court's dismissal of Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam was finally argued before the First Circuit, which reversed the trial court's ruling and overturned the defendants' peremptory exception of no cause of action thereby causing these defendants to return to this litigation. Argosy, Argosy of Louisiana and the Partnership have filed a writ or certiorari with the Louisiana Supreme Court which is still pending. The Louisiana Supreme Court denied to grant the defendants' writ application, thus defendants will be joined with Jazz and the Former Jazz Shareholders to assert their additional defenses in this matter by various exceptions and/or motions for summary judgment. An adverse ruling in this matter could have a material adverse effect on the Company.

    GAMEDEV OF SIOUX CITY, INC. F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY
     GAMING COMPANY AND IOWA GAMING COMPANY

    This suit was filed on June 11, 1998 in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks damages based on claims of breach of fiduciary duty and misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that plaintiff's claims are derivative in nature, and that plaintiff has failed to comply with the demand requirements under Iowa limited partnership law. Also, plaintiff is not entitled to an equitable accounting because it has an adequate remedy at law. In response, on August 4, 1998, plaintiff filed a First Amended and Substituted Petition and added claims for fraudulent misrepresentation, breach of the partnership agreement, and breach of the management agreement. Defendants filed a motion to dismiss based on substantially similar grounds and requested a more specific statement on the claims for breach of contract. On September 25, 1998, the court denied the motion to dismiss and granted the request for a more specific statement. Plaintiff subsequently filed a Second Amended Petition on October 14, 1998. Plaintiff has since filed a Third and Fourth Amended Petition, adding a claim for fraudulent nondisclosure. The Court has denied one of Argosy's motions for partial summary judgment. The Court has scheduled May 30, 2000 for the trial date. The discovery cutoff deadline for the parties is April 28, 2000. Plaintiff designated its experts on February 28, 2000, and defendants must designate their experts by April 17, 2000. A settlement conference, if required, is set for May 24, 2000. The parties have exchanged discovery. Depositions are proceeding. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

    PENDING INTERNAL REVENUE SERVICE AUDIT

    In November 1994, the Internal Revenue Service ("IRS") began a combined audit for the 1992 and 1993 tax years of Argosy Gaming Company (the "Company"), and the Company's predecessors in interest, Metro Tourism & Entertainment, Inc. ("Metro"), Alton Riverboat Gambling Partnership ("ARGP").

Metro and J. Connors Group, Inc. ("Connors") were the partners of ARGP which until the Company's initial public offering in February 1993 owned and operated the Alton, Illinois riverboat casino. The principal issues raised by the IRS involve the status of Metro as an S corporation and the deductibility of the $8.5 million accommodation fee paid to William McEnery in 1992 and 1993. The total Federal income tax liability asserted by the IRS against the Company is approximately $11.5 million including interest through December 31, 1999. The Company is currently contesting the proposed adjustments with the IRS Appeals Office. Management does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

    STEVEN B. SMALL ET AL. V. HARRAHS ET AL.

    In November 1997, the Missouri Supreme Court issued a ruling striking down a legislative definition of the Missouri and Mississippi Rivers in the context of a constitutional amendment permitting gaming on the Missouri and Mississippi Rivers. Following the decision of the Missouri Supreme Court, Steven B. Small filed a putative class action against the Missouri Gaming Company and other gaming companies in the Kansas City area in the United States District Court for the Western District of Missouri. STATE OF MISSOURI, EX. REL. STEVEN B. SMALL, ET AL., V. HARRAH'S NORTH KANSAS CITY CORP., ET, AL. Small asserted that the licenses of the Missouri Gaming Company and the other defendants were invalid and that the defendants were violating federal and state laws, including the Racketeer Influenced Corrupt Organizations Act. Small also asserted that the Missouri Gaming Company and other defendants threatened him in violation of the Hobbs Act. Small also claimed that for a period of time the Missouri Gaming Company's boat cruised into Kansas. Small sought to recover his losses as well as all losses sustained by the putative class plus injunctive relief.

    Small never obtained certification of a class. In June 1998, the District Court of Missouri dismissed Small's action against the Missouri Gaming Company. Small appealed the decision to the United States Court of Appeals for the Eighth Circuit. THE PEOPLE OF THE STATE OF MISSOURI, ET AL. V. HARRAH'S--NORTH KANSAS CITY CORPORATION, ET AL. The Eighth Circuit affirmed the District Court's decision.

    On October 30, 1998, Small filed an action seeking declaratory relief in the Circuit Court of the Circuit Court of Cole County, Missouri. The relief sought was a declaration that the gaming operators were conducting illegal games of chance. The Circuit Court of Cole County dismissed Small's action without providing the relief sought. Small has appealed the decision to the Missouri Court of Appeals for the Western District of Missouri. PEOPLE OF THE STATE OF MISSOURI EX. RE. STEVEN B. SMALL, APPELLANT V. HARRAH'S NORTH KANSAS CITY CORP., ET AL. The appeal remains pending. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

    CONSERVANCY DISTRICT LEASE LITIGATION IN DEARBORN COUNTY, INDIANA

    On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to the Company's affiliate Indiana Gaming L.P. and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming L.P. has been awarded a riverboat owner's license by the Commission. Defendants are the District and its individual directors. In 1998, Indiana Gaming L.P. was permitted to intervene and is now contesting the action. The District and its directors have advised that they are contesting the action and intend to continue to do so. An adverse ruling in this matter could have a material adverse effect on the Company.

    GAMING INDUSTRY CLASS ACTIONS

    The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name WILLIAM H. POULOS, ETC. V. CAESARS WORLD, INC., ET AL. On February 13, 1997 the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second amended complaint. The parties have fully briefed the Plaintiff's motion for class certification and are awaiting a decision from the court. On June 22, 1999 the Court ordered that the plaintiffs could conduct limited class discovery on the defendants promotional and advertising documents. The Plaintiff's currently are conducting such discovery. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

    INTERIM HOLDINGS, L.L.C. VS. ARGOSY GAMING COMPANY, ET AL

    On January 6, 2000, the Company was named as a defendant in a lawsuit filed by Interim Holdings, L.L.C., in the Circuit Court of St. Louis County, Missouri, in a case styled INTERIM HOLDINGS, L.L.C. V. ARGOSY GAMING COMPANY, ET AL. The Company has removed the case to federal court, where a motion for remand is pending. The lawsuit is styled as a "bill in equity." It concerns a loan and consulting agreement entered into between Argosy and a Floyd Warmann and Interim Holdings, Inc., as part of Argosy's attempt to obtain lease rights for a gaming facility in downtown St. Louis. The complaint alleges that Argosy's consulting payments and loans to Warmann, in return for his working to obtain lease rights for a potential St. Louis gaming facility, defrauded the creditors of Warmann. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference from Proxy Statement, page 18, section entitled Market for Registrants Common Equity and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net revenues.....................  $  594,554   $  506,668   $  344,083   $  244,817   $  252,691
  Income (loss) from operations....     123,025       87,811        6,530      (10,751)      27,662
  Net income (loss)................      11,479        5,741      (40,213)     (24,839)       6,953
  Diluted net income (loss)........        0.40         0.23        (1.65)       (1.02)        0.29
    Weighted average diluted common
      shares outstanding...........  28,920,656   24,604,485   24,333,333   24,333,333   24,333,333
                                     ----------   ----------   ----------   ----------   ----------
PRO FORMA NET INCOME DATA
  (UNAUDITED):(1)
  Pro forma net income.............                                                      $    5,712
  Diluted pro forma net income per
    share..........................                                                            0.23
  Pro forma, diluted shares
    outstanding....................                                                      24,333,333
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total assets.....................  $  566,860   $  562,752   $  559,856   $  530,528   $  309,882
  Long-term debt, including current
  maturities.......................     379,373      424,000      449,790      380,208      169,702
  Total stockholders' equity.......      58,245       40,863       32,663       72,701       97,540
                                     ----------   ----------   ----------   ----------   ----------

------------------------

(1) Pro forma net income per share for the year ended December 31, 1995, reflect the Company's June 7, 1995, acquisition of Jazz Enterprises, Inc. as if the acquisition had occurred on January 1, 1995.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Argosy Gaming Company are included in this report:

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY

    Incorporated by reference from the Annual Report, pages 34-55, sections entitled "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors".

    FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
            Report of Independent Auditors..................     33
            Balance Sheets..................................     34
            Statements of Income............................     35
            Statements of Stockholder's Equity..............     36
            Statements of Cash Flows........................     37
            Notes to Financial Statements...................     38
FINANCIAL STATEMENTS OF THE MISSOURI GAMING COMPANY
            Report of Independent Auditors..................     42
            Balance Sheets..................................     43
            Statements of Operations........................     44
            Statements of Stockholder's Equity..............     45
            Statements of Cash Flows........................     46
            Notes to Financial Statements...................     47
CONSOLIDATED FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA,
INC.
            Report of Independent Auditors..................     51
            Consolidated Balance Sheets.....................     52
            Consolidated Statements of Operations...........     53
            Consolidated Statements of Stockholder's
              Deficit.......................................     54
            Consolidated Statements of Cash Flows...........     55
            Notes to Consolidated Financial Statements......     56
FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN
COMMENDAM
            Report of Independent Auditors..................     61
            Balance Sheets..................................     62
            Statements of Operations........................     63
            Statements of Partners' Equity..................     64
            Statements of Cash Flows........................     65
            Notes to Financial Statements...................     66
FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.
            Report of Independent Auditors..................     70
            Balance Sheets..................................     71
            Statements of Operations........................     72
            Statements of Stockholder's Deficit.............     73
            Statements of Cash Flows........................     74
            Notes to Financial Statements...................     75
CONSOLIDATED FINANCIAL STATEMENTS OF THE INDIANA GAMING
COMPANY
            Report of Independent Auditors..................     80
            Consolidated Balance Sheets.....................     81
            Consolidated Statements of Operations...........     82
            Consolidated Statements of Stockholder's
              Equity........................................     83
            Consolidated Statements of Cash Flows...........     84
            Notes to Consolidated Financial Statements......     85
FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
            Report of Independent Auditors..................     91
            Balance Sheets..................................     92
            Statements of Income............................     93
            Statements of Partners' Equity..................     94
            Statements of Cash Flows........................     95
            Notes to Financial Statements...................     96

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Alton Gaming Company

    We have audited the accompanying balance sheets of Alton Gaming Company as of December 31, 1999 and 1998, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alton Gaming Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Chicago, Illinois
January 28, 2000

                              ALTON GAMING COMPANY
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash......................................................  $ 4,260    $ 4,383
  Accounts receivable, net of allowance for doubtful
    accounts of $53 and $255, respectively..................      363        125
  Deferred income taxes.....................................      734        616
  Other current assets......................................      765        986
                                                              -------    -------
    Total current assets....................................    6,122      6,110
                                                              -------    -------
  Due from affiliates.......................................    3,485     10,046
  Net property and equipment................................   46,252     26,808
  Other assets..............................................        2          2
                                                              -------    -------
    TOTAL ASSETS............................................  $55,861    $42,966
                                                              =======    =======

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 7,798    $ 1,597
  Accrued payroll and related expenses......................    1,692      1,515
  Income taxes payable to affiliate.........................    3,298         --
  Slot club liability.......................................      620        727
  Other accrued liabilities.................................    1,359      1,309
  Accrued insurance.........................................    1,710      1,073
                                                              -------    -------
    Total current liabilities...............................   16,477      6,221
                                                              -------    -------
OTHER LONG-TERM OBLIGATIONS-RELATED PARTY...................      218        201
DEFERRED INCOME TAXES.......................................    2,813      3,201

STOCKHOLDER'S EQUITY:
  Common stock--$1 par value, 1,000 shares authorized,
    issued and outstanding..................................        1          1
  Capital in excess of par..................................      256        256
  Retained earnings.........................................   36,096     33,086
                                                              -------    -------
    Total stockholder's equity..............................   36,353     33,343
                                                              -------    -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................  $55,861    $42,966
                                                              =======    =======

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Casino....................................................  $84,664    $67,798    $61,877
  Food, beverage and other..................................    6,262      6,564      7,433
                                                              -------    -------    -------
                                                               90,926     74,362     69,310
  Less promotional allowances...............................   (2,847)    (2,298)    (2,102)
                                                              -------    -------    -------
Net revenues................................................   88,079     72,064     67,208
                                                              -------    -------    -------

COSTS AND EXPENSES:
  Casino....................................................   37,201     31,466     31,672
  Food, beverage and other..................................    5,096      5,728      7,113
  Other operating expenses..................................    5,583      5,398      5,623
  Selling, general and administrative.......................   12,811     11,637     10,856
  Allocation of corporate costs-related party...............    2,952      1,869      2,247
  Depreciation and amortization.............................    4,273      3,985      4,455
                                                              -------    -------    -------
                                                               67,916     60,083     61,966
                                                              -------    -------    -------
Income from operations......................................   20,163     11,981      5,242
                                                              -------    -------    -------

OTHER INCOME (EXPENSE):
  Interest income...........................................      178         64         70
  Interest expense..........................................     (102)       (78)       (14)
                                                              -------    -------    -------
                                                                   76        (14)        56
                                                              -------    -------    -------
Income before income taxes..................................   20,239     11,967      5,298
Income tax expense..........................................    7,967      4,748      2,002
                                                              -------    -------    -------
Net income..................................................  $12,272    $ 7,219    $ 3,296
                                                              =======    =======    =======

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     CAPITAL IN                  TOTAL
                                                           COMMON    EXCESS OF    RETAINED   STOCKHOLDER'S
                                                SHARES     STOCK        PAR       EARNINGS      EQUITY
                                               --------   --------   ----------   --------   -------------
Balance, December 31, 1996...................   1,000        $1         $256      $35,988       $36,245
  Net income.................................      --        --           --        3,296         3,296
  Dividends..................................      --        --           --       (5,765)       (5,765)
                                                -----        --         ----      -------       -------
Balance, December 31, 1997...................   1,000         1          256       33,519        33,776
  Net income.................................      --        --           --        7,219         7,219
  Dividends..................................      --        --           --       (7,652)       (7,652)
                                                -----        --         ----      -------       -------
Balance, December 31, 1998...................   1,000         1          256       33,086        33,343
  Net income.................................      --        --           --       12,272        12,272
  Dividends..................................      --        --           --       (9,262)       (9,262)
                                                -----        --         ----      -------       -------
Balance, December 31, 1999...................   1,000        $1         $256      $36,096       $36,353
                                                =====        ==         ====      =======       =======

                See accompanying notes to financial statements.

                              ALTON GAMING COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $12,272     $7,219     $3,296
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    4,273      3,985      4,455
  Loss on disposal of equipment.............................      412         26         90
  Deferred income taxes.....................................     (506)      (470)       192
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (238)        86        119
    Other current assets....................................     (196)      (647)       (28)
    Accounts payable........................................    6,201        798       (748)
    Other accrued liabilities...............................      746        240         96
    Income taxes payable to affiliate.......................    3,309       (225)       214
                                                              -------     ------     ------
      Net cash provided by operating activities.............   26,273     11,012      7,686
                                                              -------     ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................  (19,712)    (3,158)    (1,686)
                                                              -------     ------     ------
      Net cash used in investing activities.................  (19,712)    (3,158)    (1,686)
                                                              -------     ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................   (9,262)    (7,652)    (5,765)
  Due from affiliate........................................    2,561        359         (6)
  Increase in other long term obligations-related party.....       17         15         15
                                                              -------     ------     ------
      Net cash used in financing activities.................   (6,684)    (7,278)    (5,756)
                                                              -------     ------     ------
  Net (decrease) increase in cash...........................     (123)       576        244
  Cash, beginning of year...................................    4,383      3,807      3,563
                                                              -------     ------     ------
  Cash, end of year.........................................  $ 4,260     $4,383     $3,807
                                                              =======     ======     ======

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

    Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Shore improvements..........................................  5 to 30 years
Riverboat, dock and improvements............................  5 to 20 years
Furniture, fixtures and equipment...........................  5 to 10 years

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

    REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Food, beverage and other revenue is recognized at the time the related service is performed.

    The retail value of food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Food, beverage and other............................   $2,774     $2,311     $2,358

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $1,062, $1,499 and $2,807 for the years ended December 31, 1999, 1998 and 1997, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Leasehold and shore improvements........................  $  2,309   $  1,936
Riverboat, dock and improvements........................    45,006     30,469
Furniture, fixtures and equipment.......................    20,932     15,089
                                                          --------   --------
                                                            68,247     47,494
Less accumulated depreciation and amortization..........   (21,995)   (20,686)
                                                          --------   --------
Net property and equipment..............................  $ 46,252   $ 26,808
                                                          ========   ========

    During December 1999, the Company replaced certain dockside barges and related facilities with a net book value of $7.3 million as part of a major renovation. The Company is currently evaluating the future use of these replaced assets which may include utilization by an Argosy affiliate or sale of the assets. If these assets are sold, a loss could be recorded for a substantial portion of the $7.3 million net book value.

3. INCOME TAXES

    Income tax expense for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                                        1999       1998       1997
                                                      --------   --------   --------
Current:
  Federal...........................................   $7,421     $4,570     $1,586
  State.............................................    1,052        648        224
                                                       ------     ------     ------
                                                        8,473      5,218      1,810
                                                       ------     ------     ------
Deferred:
  Federal...........................................     (443)      (411)       155
  State.............................................      (63)       (59)        37
                                                       ------     ------     ------
                                                         (506)      (470)       192
                                                       ------     ------     ------
    Income tax expense..............................   $7,967     $4,748     $2,002
                                                       ======     ======     ======

    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997, differs from that computed at the Federal Statutory tax rate as follows:

                                                         1999          1998          1997
                                                       --------      --------      --------
Federal statutory rate...........................        35.0          34.0%         34.0%
State income taxes, net of federal benefit.......         4.8           4.8           4.8
Other............................................        (0.4)          0.9          (1.0)
                                                        -----         -----         -----
                                                         39.4%         39.7%         37.8%
                                                        =====         =====         =====

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

3. INCOME TAXES (CONTINUED)
    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:

                                                              1999       1998
                                                            --------   --------
Depreciation..............................................  $(2,859)   $(3,247)
Start-up costs............................................       46         46
Other.....................................................      734        616
                                                            -------    -------
Net deferred tax liability................................  $(2,079)   $(2,585)
                                                            =======    =======

4. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid $102, $52 and $14 for interest for the years ended December 31, 1999, 1998 and 1997, respectively, and $5,224, $5,390 and $1,597 for income taxes in 1999, 1998 and 1997 to Argosy.

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

    The Company is restricted from making certain dividends unless approved by the Illinois Gaming Board.

    The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs, which is allocated directly to the Company by Argosy, was $1,070, $1,104 and $2,023 for the years ended December 31, 1999, 1998 and 1997, respectively.

    In January 1996, the Company entered into a 5 year operating lease agreement with Argosy for certain office space. The lease carries annual rentals of approximately $126 throughout the lease term.

    During 1994, the Company transferred the original Alton Belle along with other barge facilities having a total cost of approximately $11,300 and accumulated depreciation of approximately $3,300 to an affiliate. This amount is included in due from affiliates in the accompanying balance sheets. No interest is charged on this advance. During 1999, an affiliate transferred a barge with a net book value of approximately $4,000 to the Company. This amount reduced the due from affiliates in the accompanying balance sheets.

6. EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the

                              ALTON GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

6. EMPLOYEES BENEFIT PLAN (CONTINUED)
Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expenses recognized by the Company under the Plan were $242, $223 and $530 for the years ended December 31, 1999, 1998 and 1997, respectively.

7. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1999, are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000.......................................................    $741
2001.......................................................     176
2002.......................................................      18
2003.......................................................       5

    Rent expense for the years ended December 31, 1999, 1998 and 1997, was $767, $466 and $532, respectively.

    A predecessor entity to the Company ("Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years, and the IRS has asserted the S-Corporation status as one of the issues although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and certain state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $14,800, including interest through December 31, 1999, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying financial statements.

    In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at December 31, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Missouri Gaming Company

    We have audited the accompanying balance sheets of The Missouri Gaming Company as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Missouri Gaming Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Kansas City, Missouri
January 28, 2000

                          THE MISSOURI GAMING COMPANY
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash......................................................  $ 5,027    $ 3,905
  Accounts receivable, net of allowance for doubtful
    accounts of $18 and $55, respectively...................      187         34
  Prepaid rent..............................................       --        960
  Other current assets......................................    1,108        365
  Deferred income taxes.....................................      162        312
                                                              -------    -------
    Total current assets....................................    6,484      5,576
                                                              -------    -------
NET PROPERTY AND EQUIPMENT..................................   63,574     66,819

OTHER ASSETS:
  Deposits..................................................      205        221
  Other.....................................................      753        913
                                                              -------    -------
    Total other assets......................................      958      1,134
                                                              -------    -------
TOTAL ASSETS................................................  $71,016    $73,529
                                                              =======    =======

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,528    $ 1,405
  Accrued payroll and related expenses......................    1,544      1,383
  Slot club liability.......................................    1,128        924
  Accrued insurance.........................................    1,082        752
  Installment contracts payable.............................      147        500
  Income taxes payable to affiliate.........................    3,282        269
  Other current liabilities.................................      641        586
                                                              -------    -------
    Total current liabilities...............................    9,352      5,819
                                                              -------    -------
DUE TO AFFILIATES,..........................................   37,996     49,056
DEFERRED INCOME TAXES.......................................    2,555      2,260
STOCKHOLDER'S EQUITY:
  Common stock--$.01 par value, 1,000 shares authorized,
    issued and outstanding..................................       --         --
  Capital in excess of par..................................    5,000      5,000
  Retained earnings.........................................   16,113     11,394
                                                              -------    -------
    Total stockholder's equity..............................   21,113     16,394
                                                              -------    -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................  $71,016    $73,529
                                                              =======    =======

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Casino....................................................  $84,892    $71,955    $61,750
  Food, beverage and other..................................   10,995     11,163     10,050
                                                              -------    -------    -------
                                                               95,887     83,118     71,800
  Less promotional allowances...............................   (6,074)    (6,157)    (5,252)
                                                              -------    -------    -------
  Net revenues..............................................   89,813     76,961     66,548
                                                              -------    -------    -------

COSTS AND EXPENSES:
  Casino....................................................   42,352     38,144     33,568
  Food, beverage and other..................................    8,122      8,602      8,583
  Selling, general and administrative.......................   16,224     14,201     11,871
  Other operating expenses..................................    4,863      4,722      4,098
  Depreciation and amortization.............................    5,688      5,924      5,947
                                                              -------    -------    -------
                                                               77,249     71,593     64,067
                                                              -------    -------    -------
Income from operations......................................   12,564      5,368      2,481
                                                              -------    -------    -------

OTHER INCOME (EXPENSE):
  Interest income...........................................       31         56        231
  Interest expense..........................................   (4,719)    (4,381)    (5,162)
                                                              -------    -------    -------
                                                               (4,688)    (4,325)    (4,931)
                                                              -------    -------    -------
Income (loss) before income taxes...........................    7,876      1,043     (2,450)
Income tax (expense) benefit................................   (3,157)      (443)       929
                                                              -------    -------    -------
Net income (loss)...........................................  $ 4,719    $   600    $(1,521)
                                                              =======    =======    =======

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     CAPITAL IN                  TOTAL
                                                           COMMON    EXCESS OF    RETAINED   STOCKHOLDER'S
                                                SHARES     STOCK        PAR       EARNINGS      EQUITY
                                               --------   --------   ----------   --------   -------------
Balance, December 31, 1996...................   1,000         --       $5,000     $12,315       $17,315
  Net loss...................................      --         --           --      (1,521)       (1,521)
                                                -----     --------     ------     -------       -------
Balance, December 31, 1997...................   1,000         --        5,000      10,794        15,794
  Net income.................................      --         --           --         600           600
                                                -----     --------     ------     -------       -------
Balance, December 31, 1998...................   1,000         --        5,000      11,394        16,394
  Net income.................................      --         --           --       4,719         4,719
                                                -----     --------     ------     -------       -------
Balance, December 31, 1999...................   1,000         --       $5,000     $16,113       $21,113
                                                =====     ========     ======     =======       =======

                See accompanying notes to financial statements.

                          THE MISSOURI GAMING COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 4,719     $  600    $(1,521)
Adjustments to reconcile net income (loss) to net cash
  provided by
  (used in) operating activities:
  Depreciation and amortization of fixed assets.............    5,528      5,777      5,740
  Amortization of other assets..............................      160        147        207
  Deferred income taxes.....................................      445        467        455
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (153)       235        (49)
    Other current assets....................................      217       (148)        85
    Accounts payable........................................      123         96     (2,153)
    Accrued liabilities.....................................    3,763        316     (4,868)
    Other assets............................................       16        998        867
                                                              -------     ------    -------
    Net cash provided by (used in) operating activities.....   14,818      8,488     (1,237)
                                                              -------     ------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (2,283)    (1,339)      (998)
                                                              -------     ------    -------
    Net cash used in investing activities...................   (2,283)    (1,339)      (998)
                                                              -------     ------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on installment contracts.........................     (353)      (207)       (94)
  Payments to affiliate.....................................  (11,060)    (6,666)      (185)
                                                              -------     ------    -------
    Net cash used in financing activities...................  (11,413)    (6,873)      (279)
                                                              -------     ------    -------
Net increase (decrease) in cash.............................    1,122        276     (2,514)
Cash, beginning of year.....................................    3,905      3,629      6,143
                                                              -------     ------    -------
Cash, end of year...........................................  $ 5,027     $3,905    $ 3,629
                                                              =======     ======    =======

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

    Certain amounts in 1998 and 1997 have been reclassified to conform to the 1999 presentation.

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

Buildings and shore improvements............................  5 to 30 years
Riverboat, dock and improvements............................  5 to 20 years
Furniture, fixtures and equipment...........................  5 to 10 years

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

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Food, beverage and other revenue is recognized at the time the related service is performed.

    The retail value of admissions, food and beverage and other items which were provided to customers without charge, has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in operating costs and expenses as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Food, beverage and other............................   $5,002     $5,231     $4,918

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $1,234, $1,148 and $2,548, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Land and improvements.....................................  $14,657    $14,657
Buildings and improvements................................   29,527     29,152
Riverboat, dock and improvements..........................   23,372     23,372
Furniture, fixtures and equipment.........................   21,648     19,740
                                                            -------    -------
                                                             89,204     86,921
Accumulated depreciation and amortization.................  (25,630)   (20,102)
                                                            -------    -------
Net property and equipment................................  $63,574    $66,819
                                                            =======    =======

3. RIVERSIDE AGREEMENT

    The Company entered into a Lease and Development Agreement ("Agreement") with the City of Riverside, Missouri. The Agreement, as amended, required the Company to pay $1,600 for the construction of a city park and for the development of a golf course. These payments were capitalized, and are included as a component of other assets in the accompanying balance sheet, and are being amortized over ten years using the straight-line method.

    Under the terms of the Agreement, the Company leases a portion of its site from the City of Riverside. The $5,000 minimum rent due for the initial five-year term of the lease was paid in advance as required by the Agreement. In addition to minimum rent, during the initial five-year lease term, percentage rent was payable at 3% of revenues, as defined, over $100 million annually. The Company has the option to extend the Agreement for three successive five-year terms. The initial term expired in November, 1999 and the Company extended the agreement for five years. During the extension periods, there is no minimum rent and percentage rent is payable as follows: (i) 3% on the first $50 million of revenues; (ii) 4% on revenues between $50 million and $100 million; and
(iii) 5% on revenues in excess of $100 million.

    The Agreement requires the Company to maintain a net worth of $5,000 at all times, unless approved by the City of Riverside.

4. INCOME TAXES

    Income tax (expense) benefit for years ended December 31, 1999, 1998 and 1997, consists of the following:

                                                       1999       1998       1997
                                                     --------   --------   --------
Current:
  Federal..........................................  $(2,419)    $   21     $1,240
  State............................................     (293)         3        144
                                                     -------     ------     ------
                                                      (2,712)        24      1,384
                                                     -------     ------     ------
Deferred:
  Federal..........................................     (397)      (417)      (417)
  State............................................      (48)       (50)       (38)
                                                     -------     ------     ------
                                                        (445)      (467)      (455)
                                                     -------     ------     ------
    Income tax (expense) benefit...................  $(3,157)    $ (443)    $  929
                                                     =======     ======     ======

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

4. INCOME TAXES (CONTINUED)
    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 differs from that computed at the Federal Statutory corporate tax rate as follows:

                                                           1999       1998       1997
                                                         --------   --------   --------
Federal statutory rate.................................    34.0%      34.0%      (34.0)%
State income taxes, net of federal benefit.............     4.1        4.1        (4.1)
Other..................................................     2.0        4.3         0.2
                                                           ----       ----      ------
                                                           40.1%      42.4%      (37.9)%
                                                           ====       ====      ======

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                              1999       1998
                                                            --------   --------
Start-up costs............................................  $    --    $   105
Depreciation..............................................   (2,555)    (2,365)
Other, net................................................      162        312
                                                            -------    -------
Net deferred tax liability................................  $(2,393)   $(1,948)
                                                            =======    =======

5. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment of $707 in 1998, which was financed through installment contracts.

    The Company paid $4,719, $6,752 and $5,393 for interest and $400, $114 and $3,518 for income taxes in 1999, 1998 and 1997, respectively.

6. RELATED PARTY TRANSACTIONS

    The Company participates in Argosy's property, general liability, worker's compensation and other insurance programs. The Company's estimated share of these costs, which is allocated directly to the Company by Argosy, was $913, $994 and $2,603 for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company has outstanding long-term debt with Argosy in the amounts of $37,996 and $49,056 at December 31, 1999 and 1998, respectively. These amounts represent funds received in connection with the construction of the permanent facility. The Company accrues interest on the long-term debt at a rate of 12% annually. There are no stated repayment terms on the long-term debt and payments are made from available cash flow. Argosy has indicated that it will not demand payment on the long-term debt prior to January 1, 2001.

7. EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants contributions in an amount

                          THE MISSOURI GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

7. EMPLOYEES BENEFIT PLAN (CONTINUED)
determined annually by the Company. Expense recognized by the Company under the Plan was $73, $203 and $422 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1999, are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000..................................................         $320
2001..................................................           20
2002..................................................           20
2003..................................................           20

    Rent expense for the years ended December 31, 1999, 1998 and 1997 was $1,727, $1,483 and $1,539, respectively.

    The Company is restricted from making certain distributions to Argosy and other affiliates unless approved by state gaming authorities.

    In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at December 31, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Argosy of Louisiana, Inc.

    We have audited the accompanying consolidated balance sheets of Argosy of Louisiana, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argosy of Louisiana, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

New Orleans, Louisiana
January 28, 2000

                           ARGOSY OF LOUISIANA, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 4,192    $ 3,025
  Accounts receivable, net of allowance for doubtful
    accounts of $290 and $708, respectively.................    1,049        301
  Income taxes receivable from related party................      717        717
  Other current assets......................................    1,039        577
                                                              -------    -------
    Total current assets....................................    6,997      4,620
                                                              -------    -------
NET PROPERTY AND EQUIPMENT..................................   39,548     39,670
OTHER ASSETS:
  Deferred lease acquisition cost, net......................    1,592      1,700
  Other.....................................................        4         13
                                                              -------    -------
    Total other assets......................................    1,596      1,713
                                                              -------    -------
TOTAL ASSETS................................................  $48,141    $46,003
                                                              =======    =======
CURRENT LIABILITIES:
  Accounts payable..........................................  $   771    $   595
  Accrued payroll and related expenses......................    1,151        966
  Other accrued liabilities.................................    1,932      2,521
  Due to affiliates.........................................    7,397      3,149
  Accrued interest-related party............................    3,706      2,304
  Accrued insurance.........................................    1,689      1,166
  Notes payable and current maturities of long-term
    debt-related party......................................   16,687     13,349
                                                              -------    -------
Total current liabilities...................................   33,333     24,050
                                                              -------    -------
LONG-TERM DEBT-RELATED PARTY................................   31,382     34,709
DEFERRED INCOME TAXES.......................................      432        432
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP...............    1,132      1,484
STOCKHOLDER'S DEFICIT:
  Common stock--$1 par value, 1,000 shares authorized,
    issued and outstanding..................................        1          1
  Accumulated deficit.......................................  (18,139)   (14,673)
                                                              -------    -------
                                                              (18,138)   (14,672)
                                                              -------    -------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT.................  $48,141    $46,003
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Casino....................................................  $53,262    $46,828    $47,628
  Food, beverage and other..................................    5,205      6,108      7,046
                                                              -------    -------    -------
                                                               58,467     52,936     54,674
Less promotional allowances.................................   (3,357)    (3,882)    (4,238)
                                                              -------    -------    -------
Net revenues................................................   55,110     49,054     50,436
                                                              -------    -------    -------
COSTS AND EXPENSES:
  Casino....................................................   30,189     28,869     27,887
  Food, beverage and other..................................    4,403      5,612      6,799
  Other operating expenses..................................    5,140      4,798      5,147
  Selling, general and administrative.......................   12,617     11,036     12,346
  Depreciation and amortization.............................    5,219      5,272      5,468
                                                              -------    -------    -------
                                                               57,568     55,587     57,647
                                                              -------    -------    -------
Loss from operations........................................   (2,458)    (6,533)    (7,211)
INTEREST (EXPENSE) INCOME:
  Interest to related party.................................   (1,402)    (1,395)    (1,402)
  Interest, net.............................................       42         60         89
                                                              -------    -------    -------
Loss before income taxes and minority interest..............   (3,818)    (7,868)    (8,524)
Income tax benefit..........................................       --         --        420
Minority interest...........................................      352        756        838
                                                              -------    -------    -------
Net loss....................................................  $(3,466)   $(7,112)   $(7,266)
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     COMMON    ACCUMULATED
                                                          SHARES     STOCK       DEFICIT      TOTAL
                                                         --------   --------   -----------   --------
Balance, December 31, 1996.............................   1,000        $1        $   (295)   $   (294)
  Net loss.............................................                            (7,266)     (7,266)
                                                          -----        --        --------    --------
Balance, December 31, 1997.............................   1,000         1          (7,561)     (7,560)
  Net loss.............................................                            (7,112)     (7,112)
                                                          -----        --        --------    --------
Balance, December 31, 1998.............................   1,000         1         (14,673)    (14,672)
  Net loss.............................................                            (3,466)     (3,466)
                                                          -----        --        --------    --------
Balance, December 31, 1999.............................   1,000        $1        $(18,139)   $(18,138)
                                                          =====        ==        ========    ========

          See accompanying notes to consolidated financial statements.

                           ARGOSY OF LOUISIANA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(3,466)   $(7,112)   $(7,266)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation..............................................    5,111      5,164      5,083
  Amortization..............................................      108        108        385
  Loss on writedown of assets...............................      129        317         --
  Minority interest.........................................     (352)      (756)      (838)
  Deferred income taxes.....................................       --         --       (420)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (748)       183        127
    Income tax receivable from related party................       --         25        137
    Other current assets....................................     (462)      (148)       430
    Accounts payable........................................      176       (176)      (356)
    Accrued payroll and related expenses....................      185         47        170
    Accrued interest to related party.......................    1,402      1,402        902
    Other accrued liabilities...............................       64        342        467
                                                              -------    -------    -------
      Net cash provided by (used in) operating activities...    2,147       (604)    (1,179)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (5,117)      (919)      (444)
Proceeds from sale of equipment to affiliates...............       --         --        486
                                                              -------    -------    -------
      Net cash (used in) provided by investing activities...   (5,117)      (919)        42
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to affiliates.......................    4,248      1,354      1,795
Proceeds from (payments on) notes payable and long-term
  debt......................................................       11        (52)      (280)
Payments on installment contracts...........................     (131)      (183)        --
Decrease in other assets....................................        9         --         --
                                                              -------    -------    -------
Net cash provided by financing activities...................    4,137      1,119      1,515
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........    1,167       (404)       378
Cash and cash equivalents, beginning of year................    3,025      3,429      3,051
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 4,192    $ 3,025    $ 3,429
                                                              =======    =======    =======

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

    Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

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

Riverboat, dock and improvements............................  15 to 20 years
Furniture, fixtures and equipment...........................  5 to 7 years

    DEFERRED LEASE ACQUISITION COSTS--Deferred lease acquisition costs resulted from the contribution of certain leases by Jazz to the Partnership. This cost is amortized on the straight-line method over 20 years. Accumulated amortization was $567 and $458 at December 31, 1999 and 1998, respectively.

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

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Food, beverage and other revenue is recognized at the time the related service is performed.

    The retail value of food, beverage and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Food, beverage and other............................   $3,206     $4,457     $4,974

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $1,893, $1,552 and $1,656 in 1999, 1998 and 1997,
respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Leasehold and shore improvements............................  $  6,970   $  6,970
Riverboat, docks and improvements...........................    36,080     36,077
Furniture, fixtures and equipment...........................    21,287     18,065
                                                              --------   --------
                                                                64,337     61,112
Less accumulated depreciation and amortization..............   (24,789)   (21,442)
                                                              --------   --------
Net property and equipment..................................  $ 39,548   $ 39,670
                                                              ========   ========

3. LONG-TERM DEBT-RELATED PARTY

    Notes payable and long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
8% unsecured note payable to Argosy in quarterly
  installments of $931 including interest, through July
  2001......................................................  $17,527    $17,527
Noninterest-bearing unsecured note payable to Argosy due
  2000......................................................    1,844      1,844
Noninterest-bearing advances from Argosy, no stated
  maturity..................................................   28,698     28,687
                                                              -------    -------
                                                               48,069     48,058
Less current maturities.....................................  (16,687)   (13,349)
                                                              -------    -------
                                                              $31,382    $34,709
                                                              =======    =======

    The carrying value of long-term debt approximates fair value at December 31, 1999. During 1999 and 1998, the Company did not make scheduled debt payments to Argosy. Argosy has agreed to provide operating support to the Company and to the extent necessary will not demand payment on the current

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT-RELATED PARTY (CONTINUED) portion of the long-term debt during 2000 and has agreed to not demand payment on the noninterest bearing advances prior to January 1, 2001.

    Maturities of long term debt, excluding the noninterest bearing advances, but including scheduled payments under the notes payable to Argosy which were due prior to December 31, 1999 and which have not yet been paid are as follows:

2000............................................  $16,687
2001............................................    2,684

4. INCOME TAXES

    Income tax benefit consists of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         1999           1998           1997
                                                       ---------      ---------      --------
Deferred:
  Federal............................................  $     --       $     --         $384
  State..............................................        --             --           36
                                                       ---------      ---------        ----
Total deferred.......................................        --             --          420
                                                       ---------      ---------        ----
Income tax benefit...................................  $     --       $     --         $420
                                                       =========      =========        ====

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                              1999       1998
                                                            --------   --------
Tax over book depreciation................................  $(4,224)   $(4,374)
Net operating loss carryforward...........................    9,925      8,654
Pre-opening...............................................       --        116
Other, net................................................      298        407
Minority interest.........................................     (432)      (432)
                                                            -------    -------
                                                              5,567      4,371
Valuation allowance.......................................   (5,999)    (4,803)
                                                            -------    -------
Net deferred tax assets (liabilities).....................  $  (432)   $  (432)
                                                            =======    =======

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

4. INCOME TAXES (CONTINUED)
    The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
Tax at U. S. statutory rates................................       (34.0)%       (34.0)%       (35.0)%
State income tax, net of federal tax benefit................        (5.3)         (5.3)         (5.3)
Valuation allowance.........................................        35.6          37.7          28.6
Minority interest...........................................          --            --           4.0
Other, net..................................................         3.7           1.6           2.8
                                                                   -----         -----         -----
                                                                    (0.0)%        (0.0)%        (4.9)%
                                                                   =====         =====         =====

    The Company has not recorded any income tax benefit on its operating losses in 1999 or 1998 and has recorded a valuation allowance against its net deferred tax assets in 1999 and 1998 due to the uncertainty of realization. The Company has tax net operating loss carryforwards of approximately $25,300 which expire from 2010 to 2019.

5. RELATED PARTY TRANSACTIONS

    The Company leases, a docking site, office and warehouse space from Jazz. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts.

    Rent expense was approximately $4,303, $3,354 and $3,398 in 1999, 1998 and 1997, respectively. Approximately $3,291, $2,833 and $2,920 in 1999, 1998 and
1997, respectively resulted from the above mentioned lease with Jazz.

    The Company participates in Argosy's property, general liability, workers compensation and other insurance programs. The Company's share of these costs was approximately $1,316, $1,474 and $2,511 in 1999, 1998 and 1997,
respectively.

6. EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was approximately $42, $169 and $392 in 1999, 1998 and 1997, respectively.

7. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment in the amount of $336 in 1998 which was financed through installment contracts.

    The Company paid interest of $18, $3 and $500 in 1999, 1998 and 1997, respectively.

                           ARGOSY OF LOUISIANA, INC.

                             (DOLLARS IN THOUSANDS)

8. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1999 are as follows:

YEARS ENDING DECEMBER 31,
------------------------------------------------------------
2000........................................................    $444
2001........................................................     387
2002........................................................      33
2003........................................................       3

    In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at December 31, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Catfish Queen Partnership in Commendam

    We have audited the accompanying balance sheets of Catfish Queen Partnership in Commendam as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catfish Queen Partnership in Commendam at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

New Orleans, Louisiana
January 28, 2000

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 4,182    $ 3,025
  Accounts receivable, net of allowance for doubtful
    accounts of $290 and $708, respectively.................    1,049        301
  Inventories...............................................      175        209
  Other current assets......................................      750        254
                                                              -------    -------
    Total current assets....................................    6,156      3,789
                                                              -------    -------
NET PROPERTY AND EQUIPMENT..................................   39,548     39,670
OTHER ASSETS:
  Deferred lease acquisition costs, net.....................    1,592      1,700
  Other.....................................................        4         13
                                                              -------    -------
    Total other assets......................................    1,596      1,713
                                                              -------    -------
TOTAL ASSETS................................................  $47,300    $45,172
                                                              =======    =======
CURRENT LIABILITIES:
  Accounts payable..........................................  $   771    $   595
  Accrued payroll and related expenses......................    1,151        966
  Accrued insurance.........................................    1,689      1,166
  Other accrued liabilities.................................    1,575      2,459
  Accrued interest-related party............................    3,706      2,304
  Due to affiliates.........................................    7,397      3,149
  Notes payable and current maturities of long-term
    debt-related party......................................   16,687     13,349
                                                              -------    -------
    Total current liabilities...............................   32,976     23,988
                                                              -------    -------
LONG-TERM DEBT--RELATED PARTY...............................    2,684      6,022
PARTNERS' EQUITY............................................   11,640     15,162
                                                              -------    -------
TOTAL LIABILITIES AND PARTNERS' EQUITY......................  $47,300    $45,172
                                                              =======    =======

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Casino....................................................  $53,262    $46,828    $47,628
  Food, beverage and other..................................    5,205      6,108      7,046
                                                              -------    -------    -------
                                                               58,467     52,936     54,674
  Less promotional allowances...............................   (3,357)    (3,882)    (4,238)
                                                              -------    -------    -------
Net revenues................................................   55,110     49,054     50,436
                                                              -------    -------    -------
COSTS AND EXPENSES:
  Casino....................................................   30,189     28,869     27,887
  Food, beverage and other..................................    4,403      5,612      6,799
  Other operating expenses..................................    5,140      4,798      5,147
  Selling, general and administrative.......................   12,321     10,716     12,201
  Depreciation and amortization.............................    5,219      5,272      5,468
                                                              -------    -------    -------
                                                               57,272     55,267     57,502
                                                              -------    -------    -------
Loss from operations........................................   (2,162)    (6,213)    (7,066)
INTEREST (EXPENSE) INCOME:
Related parties.............................................   (1,402)    (1,405)    (1,402)
Other, net..................................................       42         59         89
                                                              -------    -------    -------
                                                               (1,360)    (1,346)    (1,313)
                                                              -------    -------    -------
NET LOSS....................................................  $(3,522)   $(7,559)   $(8,379)
                                                              =======    =======    =======

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                         STATEMENTS OF PARTNERS' EQUITY
                                 (IN THOUSANDS)

                                                              ARGOSY OF        JAZZ         TOTAL
                                                              LOUISIANA,   ENTERPRISES,   PARTNERS'
                                                                 INC.          INC.        EQUITY
                                                              ----------   ------------   ---------
Partners' equity at December 31, 1996.......................   $27,990        $3,110       $31,100
  Net loss..................................................    (7,541)         (838)       (8,379)
                                                               -------        ------       -------
Partners' equity at December 31, 1997.......................    20,449         2,272        22,721
  Net loss..................................................    (6,803)         (756)       (7,559)
                                                               -------        ------       -------
Partners' equity at December 31, 1998.......................    13,646         1,516        15,162
  Net loss..................................................    (3,170)         (352)       (3,522)
                                                               -------        ------       -------
Partners' equity at December 31, 1999.......................   $10,476        $1,164       $11,640
                                                               =======        ======       =======

                See accompanying notes to financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(3,522)   $(7,559)   $(8,379)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation..............................................    5,111      5,164      5,083
  Amortization..............................................      108        108        385
  Loss on writedown of assets...............................      129         --         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (748)       183        127
    Other current assets....................................     (462)      (145)       205
    Accounts payable........................................      176       (176)      (356)
    Accrued payroll and related expenses....................      185         47        170
    Accrued interest to related parties.....................    1,402      1,402        902
    Other accrued liabilities...............................     (231)       320        404
                                                              -------    -------    -------
  Net cash provided by (used in) operating activities.......    2,148       (656)    (1,459)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (5,117)      (919)      (444)
Proceeds from sale of equipment to affiliates...............       --         --        486
                                                              -------    -------    -------
  Net cash provided by (used in) investing activities.......   (5,117)      (919)        42
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from affiliates........................    4,248      1,354      1,795
Payments on installment contracts...........................     (131)      (183)        --
Decrease in other assets....................................        9         --         --
                                                              -------    -------    -------
  Net cash provided by financing activities.................    4,126      1,171      1,795
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........    1,157       (404)       378
Cash and cash equivalents, beginning of year................    3,025      3,429      3,051
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 4,182    $ 3,025    $ 3,429
                                                              =======    =======    =======

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

    Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

    CASH AND CASH EQUIVALENTS--The Partnership considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value at December 31, 1999 and 1998.

    PROPERTY AND EQUIPMENT--Property and equipment is recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation and amortization is computed on the straight-line method over the estimated useful lives or lease period as follows:

Riverboat, dock and improvements............................  15 to 20 years
Furniture, fixtures and equipment...........................  5 to  7 years

    DEFERRED LEASE ACQUISITION COSTS--Deferred lease acquisition costs resulted from the contribution of certain leases by Jazz to the Partnership. These costs are amortized on the straight-line method over 20 years. Accumulated amortization was $567 and $458 at December 31, 1999 and 1998, respectively.

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

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES--The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Food, beverage and other revenue is recognized at the time the related service is performed.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The retail value of food, beverage and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Food, beverage and other............................   $3,206     $4,457     $4,974

    ADVERTISING COSTS--The Partnership expenses advertising costs as incurred. Advertising expense was $1,893, $1,552 and $1,656 in 1999, 1998 and 1997,
respectively.

    INCOME TAXES--No provision (credit) for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Leasehold and shore improvements............................  $  6,970   $  6,970
Riverboat, docks and improvements...........................    36,080     36,077
Furniture, fixtures and equipment...........................    21,287     18,065
                                                              --------   --------
                                                                64,337     61,112
Less accumulated depreciation and amortization..............   (24,789)   (21,442)
                                                              --------   --------
Net property and equipment..................................  $ 39,548   $ 39,670
                                                              ========   ========

3. LONG-TERM DEBT

    Notes payable and long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
8% unsecured note payable to Argosy in quarterly
  installments of including interest, through July 2001.....  $ 17,527   $ 17,527
Noninterest-bearing unsecured note payable to Argosy due
  2000......................................................     1,844      1,844
                                                              --------   --------
                                                                19,371     19,371
Less current maturities.....................................   (16,687)   (13,349)
                                                              --------   --------
                                                              $  2,684   $  6,022
                                                              ========   ========

    The carrying value of long-term debt approximates fair value at December 31, 1999. During 1999 and 1998, the Partnership did not make scheduled debt payments to Argosy. Argosy has agreed to provide operating support to the Partnership and, to the extent necessary, will not demand payment on the current portion of the long-term debt during 2000.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT (CONTINUED)
    Maturities of long-term debt, including scheduled payments under the notes payable to Argosy, which were due prior to December 31, 1999 and which have not yet been paid are as follows:

2000............................................  $16,687
2001............................................    2,684

4. RELATED PARTY TRANSACTIONS

    The Partnership leases, a docking site, office and warehouse space from Jazz. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts.

    Rent expense was $4,303, $3,354 and $3,398 in 1999, 1998 and 1997,
respectively. Approximately $3,291, $2,833 and $2,920 in 1999, 1998 and 1997,
respectively, resulted from the above mentioned lease with Jazz.

    The Partnership participates in Argosy's property, general liability, workers compensation and other insurance programs. The Partnership's estimated share of these costs, which is allocated directly to the Partnership by Argosy, was approximately $1,316, $1,474 and $2,511 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Indirect costs incurred by Argosy, on behalf of the Partnership are not allocated as they are immaterial.

5. EMPLOYEES BENEFIT PLAN

    The Partnership participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Partnership will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized by the Partnership under the Plan was approximately $42, $169 and $392 in 1999, 1998 and 1997, respectively.

6. SUPPLEMENTAL CASH FLOW INFORMATION

    The Partnership acquired equipment in the amount of $336 in 1998 which was financed through installment contracts.

    The Partnership paid interest of $18, $3 and $500 in 1999, 1998 and 1997, respectively.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM

                             (DOLLARS IN THOUSANDS)

7. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1999 are as follows:

Years ending December 31,
------------------------------------------------
2000............................................    $444
2001............................................     387
2002............................................      33
2003............................................       3

    In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at December 31, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Partnership is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Partnership. The Partnership is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Jazz Enterprises, Inc.

    We have audited the accompanying balance sheets of Jazz Enterprises, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholder's deficit and cash flows for the each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jazz Enterprises, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Chicago, Illinois
January 28, 2000

                             JAZZ ENTERPRISES, INC.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     46   $     --
  Other current assets......................................       104        110
                                                              --------   --------
    Total current assets....................................       150        110
                                                              --------   --------
NET PROPERTY AND EQUIPMENT..................................    50,631     52,733
GOODWILL, NET...............................................    18,728     19,325
NOTE RECEIVABLE.............................................     1,892      1,892
OTHER ASSETS................................................     1,303      1,636
                                                              --------   --------
TOTAL ASSETS................................................  $ 72,704   $ 75,696
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $  2,923   $  2,843
  Current maturities of long-term debt......................       604        545
                                                              --------   --------
    Total current liabilities...............................     3,527      3,388
                                                              --------   --------
LONG-TERM DEBT..............................................     5,883      6,552
LONG-TERM DEBT--RELATED PARTY...............................    76,147     75,625
STOCKHOLDER'S DEFICIT:
  Common stock, no par value, 100,000 shares authorized, 200
    shares issued and outstanding...........................        --         --
  Accumulated deficit.......................................   (12,853)    (9,869)
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT.................  $ 72,704   $ 75,696
                                                              ========   ========

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Lease revenue--related party..............................  $ 3,291    $ 2,833    $ 2,920
  Rent revenue..............................................      397        349        378
                                                              -------    -------    -------
                                                                3,688      3,182      3,298
                                                              -------    -------    -------
COSTS AND EXPENSES:
  Operating expenses........................................    1,119      1,100      1,071
  Selling, general and administrative.......................    1,695      2,882      1,608
  Depreciation and amortization.............................    2,701      2,679      2,354
                                                              -------    -------    -------
                                                                5,515      6,661      5,033
                                                              -------    -------    -------
Loss from operations........................................   (1,827)    (3,479)    (1,735)
OTHER (EXPENSE) INCOME:
  Interest expense..........................................     (805)      (860)      (909)
  Equity in loss of unconsolidated partnership..............     (352)      (756)      (838)
  Interest income...........................................       --         --        200
                                                              -------    -------    -------
NET LOSS....................................................  $(2,984)   $(5,095)   $(3,282)
                                                              =======    =======    =======

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                      STATEMENTS OF STOCKHOLDER'S DEFICIT

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     COMMON     ACCUMULATED
                                                          SHARES      STOCK       DEFICIT      TOTAL
                                                         --------   ---------   -----------   --------
Balance, December 31, 1996.............................    200      $     --      $ (1,492)   $ (1,492)
  Net loss.............................................     --            --        (3,282)     (3,282)
                                                           ---      ---------     --------    --------
Balance, December 31, 1997.............................    200            --        (4,774)     (4,774)
  Net loss.............................................     --            --        (5,095)     (5,095)
                                                           ---      ---------     --------    --------
Balance, December 31, 1998.............................    200            --        (9,869)     (9,869)
  Net loss.............................................     --            --        (2,984)     (2,984)
                                                           ---      ---------     --------    --------
Balance, December 31, 1999.............................    200      $     --      $(12,853)   $(12,853)
                                                           ===      =========     ========    ========

                See accompanying notes to financial statements.

                             JAZZ ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(2,984)   $(5,095)   $(3,282)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization...........................    2,701      2,679      2,354
    Write off of deferred lease costs.......................       --      1,200         --
    Equity in losses of unconsolidated partnership..........      352        756        838
    Other current assets....................................        6         27        (59)
    Accounts payable and accrued liabilities................       80       (238)      (478)
                                                              -------    -------    -------
      Net cash provided by (used in) operating activities...      155       (671)      (627)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................       (2)      (231)      (897)
                                                              -------    -------    -------
Net cash used in investing activities.......................       (2)      (231)      (897)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt..................................       --         --        760
Principal payments on long-term debt........................     (610)      (491)      (115)
Advances from affiliate.....................................      522      1,553      1,442
Increase in other assets....................................      (19)      (180)      (543)
                                                              -------    -------    -------
  Net cash (used in) provided by financing activities.......     (107)       882      1,544
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........       46        (20)        20
Cash and cash equivalents at beginning of year..............       --         20         --
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $    46    $    --    $    20
                                                              =======    =======    =======

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

    Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

    CASH AND CASH EQUIVALENTS--The Company considers cash and all liquid investments with an original maturity of three months or less to be cash equivalents.

    The carrying value of cash and cash equivalents approximates fair value at December 31, 1999.

    GOODWILL--Goodwill represents the cost in excess of fair value of net assets acquired, at the date of acquisition, and is amortized over 40 years. Accumulated amortization is $2,735 and $2,138 at December 31, 1999 and 1998, respectively.

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

Buildings and improvements......................      31 years
Furniture, fixtures and equipment...............  5 to 7 years

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

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RENTAL INCOME--Rental income is recognized over the life of the associated lease. Minimum future rents to be received under operating leases are:

2000............................................    $378
2001............................................     439
2002............................................     493
2003............................................     211
2004............................................     106
Thereafter......................................     436

    PREOPENING COSTS--Preopening costs, which consist primarily of labor, training and marketing costs are expensed as incurred.

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. The Company did not expense any advertising costs in 1999, 1998 or 1997.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated tax returns of Argosy. The Company computes federal and state taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Land......................................................  $ 8,300    $ 8,300
Buildings and improvements................................   47,025     47,023
Furniture, fixtures and equipment.........................    2,453      2,453
                                                            -------    -------
                                                             57,778     57,776
Less accumulated depreciation and amortization............   (7,147)    (5,043)
                                                            -------    -------
Net property and equipment................................  $50,631    $52,733
                                                            =======    =======

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT

    Notes payable and long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Notes payable to former owner, principal and interest due
  quarterly through September 2015, discounted at 10.5%.....  $ 6,487    $ 7,097
Noninterest bearing advances from Argosy, no stated
  maturity..................................................   76,147     75,625
                                                              -------    -------
                                                               82,634     82,722
Less current maturities.....................................     (604)      (545)
                                                              -------    -------
                                                              $82,030    $82,177
                                                              =======    =======

    The carrying value of long-term debt approximates fair value at December 31, 1999. Maturities of long-term debt, excluding the noninterest bearing advances from Argosy, are as follows:

2000............................................   $ 604
2001............................................     670
2002............................................     743
2003............................................     825
2004............................................     915
Thereafter......................................   2,730

    Argosy has indicated that it will not demand payment on the noninterest bearing advances prior to January 1, 2001 and has agreed to provide operating support to the Company during 2000.

4. INCOME TAXES

    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997, differs from that computed at the federal statutory tax rate as follows:

                                                                    1999          1998          1997
                                                                  --------      --------      --------
Tax at U. S. statutory rates................................       (34.0)%       (34.0)%       (34.0)%
State income tax, net of federal tax benefit................        (5.3)         (5.3)         (5.3)
Valuation allowance.........................................        31.3          32.9          35.0
Goodwill amortization.......................................         7.9           4.8           4.6
Other, net..................................................         0.1           1.6          (0.3)
                                                                   -----         -----         -----
                                                                     0.0%          0.0%          0.0%
                                                                   =====         =====         =====

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

4. INCOME TAXES (CONTINUED)
    The tax effects of significant temporary differences of the Company representing deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
Tax over book depreciation..................................   $ (787)    $ (887)
Preopening..................................................      824        824
Net operating loss carryforwards............................    5,231      4,289
Other, net..................................................     (433)      (325)
                                                               ------     ------
                                                                4,835      3,901
Valuation allowance.........................................   (4,835)    (3,901)
                                                               ------     ------
Net deferred tax assets.....................................   $   --     $   --
                                                               ======     ======

    The Company has not recorded any income tax benefit on its operating losses and has recorded a valuation allowance against its net deferred tax assets due to the uncertainty of realization. The Company has tax net operating loss carryforwards of approximately $13,317 which expire from 2008 through 2019.

5. RELATED PARTY TRANSACTIONS

    The Company leases, a docking site, office and warehouse space to the Partnership. Rent under terms of the lease ranges from 6% to 10% of adjusted gross receipts, as defined. Revenue of $3,291, $2,833 and $2,920 in 1999, 1998 and 1997, respectively, resulted from this lease with the Partnership.

6. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid interest of $805, $860 and $909 in 1999, 1998 and 1997, respectively.

7. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 1999 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000............................................  $   242
2001............................................      242
2002............................................      242
2003............................................      242
2004............................................      242
Thereafter......................................   17,162

    Rent expense for the years ended December 31, 1999, 1998, and 1997 was $245, $240 and $244, respectively.

    In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer

                             JAZZ ENTERPRISES, INC.

                             (DOLLARS IN THOUSANDS)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
$212.7 million of its Mortgage Notes and at December 31, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued
$200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The Indiana Gaming Company

    We have audited the accompanying consolidated balance sheets of The Indiana Gaming Company as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Indiana Gaming Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Indianapolis, Indiana
January 28, 2000

                           THE INDIANA GAMING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 29,979   $ 25,491
  Accounts receivable, net of allowance for doubtful
    accounts of $679 and $701, respectively.................       776        707
  Deferred income taxes.....................................       394        254
  Other current assets......................................       449        642
                                                              --------   --------
    Total current assets....................................    31,598     27,094
                                                              --------   --------
NET PROPERTY AND EQUIPMENT..................................   187,685    194,731
OTHER ASSETS:
  Due from affiliate........................................     1,553         --
  Intangible assets, net of accumulated amortization of
    $4,120 and $2,675, respectively.........................    28,121     29,566
  Deferred income taxes.....................................        --        722
                                                              --------   --------
    Total other assets......................................    29,674     30,288
                                                              --------   --------
TOTAL ASSETS................................................  $248,957   $252,113
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,278   $  1,974
  Accrued payroll and related expenses......................     4,557      4,195
  Accrued interest and dividends payable-related parties....       765      2,183
  Installment contracts payable.............................        --      1,961
  Accrued admission and gaming taxes........................    16,286     10,835
  Other accrued liabilities.................................     8,926      9,402
  Income taxes payable......................................    48,266     24,534
  Current maturities of long-term debt......................     9,822     11,095
                                                              --------   --------
    Total current liabilities...............................    91,900     66,179
                                                              --------   --------
LONG-TERM DEBT..............................................    37,022    118,933
DEFERRED INCOME TAXES.......................................       408         --
MINORITY INTERESTS..........................................    45,724     30,516
STOCKHOLDER'S EQUITY
  Common stock--$.01 par value, 1,000 shares authorized,
    issued and outstanding..................................        --         --
  Retained earnings.........................................    73,903     36,485
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................  $248,957   $252,113
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Casino....................................................  $308,316   $264,352   $127,908
  Admissions................................................    18,893     16,025      7,895
  Food, beverage, hotel and other...........................    33,481     24,922      7,005
                                                              --------   --------   --------
                                                               360,690    305,299    142,808
  Less promotional allowances...............................   (28,455)   (20,578)    (5,784)
                                                              --------   --------   --------
Net revenues................................................   332,235    284,721    137,024
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Casino....................................................   126,572    110,330     58,081
  Food, beverage, hotel and other...........................    22,269     18,879      5,746
  Other operating expenses..................................     8,667      8,222     13,119
  Selling, general and administrative.......................    51,643     41,615     21,606
  Management fees-related parties...........................     6,154      5,201      1,924
  Depreciation and amortization.............................    13,692     12,622     10,922
                                                              --------   --------   --------
                                                               228,997    196,869    111,398
                                                              --------   --------   --------
Income from operations......................................   103,238     87,852     25,626
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest income...........................................       283      1,205      1,400
  Interest expense..........................................    (7,070)   (10,254)    (3,588)
                                                              --------   --------   --------
                                                                (6,787)    (9,049)    (2,188)
                                                              --------   --------   --------
Income before minority interests and income taxes...........    96,451     78,803     23,438
Minority interests..........................................   (34,061)   (26,023)    (6,989)
Income tax expense..........................................   (24,972)   (21,220)    (3,259)
                                                              --------   --------   --------
Net income..................................................  $ 37,418   $ 31,560   $ 13,190
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                 TOTAL
                                                             COMMON         RETAINED         STOCKHOLDER'S
                                                  SHARES     STOCK     (DEFICIT) EARNINGS   (DEFICIT) EQUITY
                                                 --------   --------   ------------------   ----------------
Balance, December 31, 1996.....................   1,000         --          $ (8,265)            $ (8,265)
  Net income...................................      --         --            13,190               13,190
                                                  -----     --------        --------             --------
Balance, December 31, 1997.....................   1,000         --             4,925                4,925
  Net income...................................      --         --            31,560               31,560
                                                  -----     --------        --------             --------
Balance, December 31, 1998.....................   1,000         --            36,485               36,485
  Net income...................................      --         --            37,418               37,418
                                                  -----     --------        --------             --------
Balance, December 31, 1999.....................   1,000         --          $ 73,903             $ 73,903
                                                  =====     ========        ========             ========

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income..................................................  $ 37,418   $ 31,560   $ 13,190
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...........................    13,692     12,622     10,922
    Deferred taxes..........................................       990      1,883     (2,859)
    Loss on disposal of equipment...........................       729        391         --
    Minority interests......................................    34,061     26,023      6,989
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (69)      (325)      (244)
    Other current assets....................................       193        537        527
    Accounts payable........................................     1,304     (3,962)     2,821
    Accrued interest payable and dividends payable--related
      party.................................................      (228)    (1,744)     1,917
    Income taxes payable....................................    23,732     18,619      5,915
    Accrued liabilities.....................................     5,331     15,684      6,381
                                                              --------   --------   --------
  Net cash provided by operating activities.................   117,153    101,288     45,559
                                                              --------   --------   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow............................        --     13,114      1,805
  Purchases of property and equipment.......................    (5,925)   (27,676)  (113,141)
  Payments under development agreement......................        --     (6,583)   (13,586)
                                                              --------   --------   --------
  Net cash used in investing activities.....................    (5,925)   (21,145)  (124,922)
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  (Decrease) increase in advances from affiliates...........   (64,677)   (52,953)    49,812
  Payments on installment contracts.........................    (1,961)    (3,125)    (4,116)
  Repayment of long-term debt--partner loans................   (16,284)   (21,939)    (2,710)
  Payment of preferred equity return to partners............    (3,253)    (3,688)    (1,163)
  Common equity distributions...............................   (14,672)   (10,808)    (1,514)
  Payment of preferred equity principal to partner..........    (2,118)        --         --
  (Payments on) proceeds from long-term debt................    (3,775)    (3,292)    71,648
  Other.....................................................        --       (104)      (553)
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........  (106,740)   (95,909)   111,404
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     4,488    (15,766)    32,041
Cash and cash equivalents, beginning of year................    25,491     41,257      9,216
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 29,979   $ 25,491   $ 41,257
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           THE INDIANA GAMING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Partnership, together with two limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, and Centaur, Inc., a 13.5% limited partner. On December 10, 1996, the Company commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

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

    Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

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

Building and leasehold and shore improvements...............  5 to 33 years
Riverboat, docks and improvements...........................  5 to 20 years
Furniture, fixtures and equipment...........................  5 to 10 years

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

    LICENSE APPLICATION FEES--License application fees associated with obtaining a gaming license have been capitalized and are a part of intangible assets at December 31, 1999 and 1998. These costs are being amortized over the life of the gaming license, which is five years. Accumulated amortization was $401 and $271 at December 31, 1999 and 1998, respectively.

    REVENUES AND PROMOTIONAL ALLOWANCES--The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Admissions, hotel and other revenue is recognized at the time the related service is performed.

    The retail value of admissions, hotel rooms, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
Admissions.........................................  $ 5,895     $4,409     $1,646
Hotel rooms........................................    1,059        751         --
Food, beverage and other...........................   11,590      9,455      2,459

    ADVERTISING COSTS--The Company expenses advertising costs as incurred. Advertising expense was $5,803, $5,245 and $4,877 for the years ended December 31, 1999, 1998 and 1997, respectively.

    INCOME TAXES--Earnings or losses from the Company are included in the consolidated income tax returns of Argosy. The Company computes federal and state income taxes on a separate return basis. Taxes due are settled between the Company and Argosy in accordance with the terms of a tax sharing arrangement.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Land....................................................  $ 16,045   $ 16,045
Building and leasehold and shore improvements...........   129,157    128,923
Riverboat, docks and improvements.......................    41,808     40,191
Furniture, fixtures and equipment.......................    33,412     31,134
                                                          --------   --------
                                                           220,422    216,293
Less accumulated depreciation and amortization..........   (32,737)   (21,562)
                                                          --------   --------
Net property and equipment..............................  $187,685   $194,731
                                                          ========   ========

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1999 and 1998:

                                                            1999       1998
                                                          --------   --------
Capital loans payable to Argosy, noninterest bearing, no
  stated due date.......................................  $     --   $ 63,125
Capital loans payable to Conseco, interest at prime plus
  6% (14.5% at December 31, 1999) principal paid in
  annual installments through 2004......................    28,911     45,196
Notes payable, principal and interest payments due
  monthly through December 2001, interest payable at
  prime plus 1% (9.5% at December 31, 1999).............    17,933     21,707
                                                          --------   --------
                                                            46,844    130,028
Less current maturities.................................    (9,822)   (11,095)
                                                          --------   --------
                                                          $ 37,022   $118,933
                                                          ========   ========

    Interest expense on the capital loans from Conseco compounds quarterly to the extent unpaid. The Company is obligated to pay contemporaneously with distributions of Cash Flow, as defined, current and accrued interest and then principal on the capital loans to the Partners, pro rata, in relation to their principal balance of the respective capital loans then outstanding.

    Capital loans payable to Argosy were paid with distributions of Cash Flow from the Partnership.

    Interest expense amounted to $7,070, $10,254 (net of $1,086 capitalized) and $3,588 (net of $8,391 capitalized) in the years ended December 31, 1999, 1998 and 1997, respectively.

    Maturities of long-term debt at December 31, 1999 are as follows:

2000.......................................................  $ 9,822
2001.......................................................   19,677
2002.......................................................    5,782
2003.......................................................    5,782
2004.......................................................    5,781

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

4. INCOME TAXES

    Income tax expense for years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Current:
  Federal........................................  $20,914    $16,863    $ 5,337
  State..........................................    3,068      2,474        781
                                                   -------    -------    -------
Total current....................................   23,982     19,337      6,118
                                                   -------    -------    -------
Deferred:
  Federal........................................      863      1,642     (2,466)
  State..........................................      127        241       (393)
                                                   -------    -------    -------
Total deferred...................................      990      1,883     (2,859)
                                                   -------    -------    -------
Income tax expense...............................  $24,972    $21,220    $ 3,259
                                                   =======    =======    =======

    The provision for income taxes for the year ended December 31, 1999, 1998 and 1997 differs from that computed at the Federal Statutory tax rate as follows:

                                                             1999       1998       1997
                                                           --------   --------   --------
Federal statutory rate...................................    35.0%      35.0%      35.0%
State income taxes, net of federal benefit...............     5.1        5.1        5.1
Valuation allowance......................................      --         --      (20.0)
Other....................................................    (0.1)       0.1       (0.3)
                                                             ----       ----      -----
                                                             40.0%      40.2%      19.8%
                                                             ====       ====      =====

    The tax effects of significant temporary differences representing deferred tax assets (liabilities) at December 31, 1999, 1998 and 1997 are as follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
Depreciation......................................  $(1,841)   $(1,384)    $   --
Preopening........................................    1,433      2,106      2,785
Other, net........................................      394        254         74
                                                    -------    -------     ------
                                                    $   (14)   $   976     $2,859
                                                    =======    =======     ======

    The Company utilized a net operating loss carryforward for income tax purposes of approximately $260 during 1997.

5. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company acquired equipment in the amount of $1,798 and $4,154, 1998 and 1997, respectively, which was financed through installment contracts.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

5. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
    The Company paid $7,141(including $5,350 to related parties), $12,467 (including $9,908 to related parties) and $5,300 (including $5,007 to related parties) in interest for the years ended December 31, 1999, 1998 and 1997.

    The Company paid $250, $778 and $143 in taxes for the year ended December 31, 1999, 1998 and 1997, respectively.

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

    The Company entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals were approximately $500 for these facilities. Total expense recognized under the leases was $5,665 in 1997. These leases expired in 1997.

    Argosy provides certain services for the Company which consist primarily of centralized reservations and insurance. Reimbursement for these expenses has been included in the income statement in the appropriate cost categories.

    The Company has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $104, $106 and $107 in 1999, 1998 and 1997, respectively.

7. EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan which covers substantially all of its full-time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized under the Plan was $743, $410 and $517 for the years ended
December 31, 1999, 1998 and 1997, respectively.

                           THE INDIANA GAMING COMPANY

                             (DOLLARS IN THOUSANDS)

8. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1999, are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000.......................................................  $   422
2001.......................................................      196
2002.......................................................      143
2003.......................................................        3

    Rent expense for the years ended December 31, 1999, 1998, 1997 was $789, $745 and $6,459, respectively.

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

    The Company paid the City of Lawrenceburg approximately $33,848 in reimbursements for infrastructure improvements and unrestricted grants. These have been recorded as an intangible asset in the balance sheet at December 31, 1999 and 1998. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28 year term, including extensions, of the development agreement. Accumulated amortization was $3,424 and $2,256 for the years ended December 31, 1999 and 1998, respectively.

    BONDING OBLIGATION--The Company is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Company.

    TERMINATION OF LAWRENCEBURG PARTNERSHIP--Under the terms of the partnership agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety. As of January 28, 2000, none of the partners have exercised their right to sell its interest to the other partners.

    GUARANTY OF PARENT OBLIGATIONS--In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The Company has pledged its interest in the Partnership, as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at December 31, 1999, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all the assets of the Company except those assets of the Partnership. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Indiana Gaming Company, L.P.

    We have audited the accompanying balance sheets of Indiana Gaming Company, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gaming Company, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Indianapolis, Indiana
January 28, 2000

                          INDIANA GAMING COMPANY, L.P.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 29,979   $ 25,491
  Accounts receivable, net of allowance for doubtful
    accounts of $679 and $701, respectively.................       776        707
  Other current assets......................................       449        642
                                                              --------   --------
    Total current assets....................................    31,204     26,840
                                                              --------   --------
NET PROPERTY AND EQUIPMENT..................................   186,477    193,469
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
    $4,120 and $2,675, respectively.........................    28,121     29,566
                                                              --------   --------
    Total other assets......................................    28,121     29,566
                                                              --------   --------
TOTAL ASSETS................................................  $245,802   $249,875
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,278   $  2,744
  Accrued payroll and related expenses......................     4,557      4,195
  Accrued interest and preferred equity return..............     2,120      4,574
  Installment contracts payable.............................        --      1,961
  Accrued admission and gaming taxes........................    16,286     10,835
  Other accrued liabilities.................................     8,666      8,360
  Due to affiliates.........................................       953        945
  Current maturities of long-term debt......................    17,875     21,478
                                                              --------   --------
    Total current liabilities...............................    53,735     55,092
                                                              --------   --------
LONG-TERM DEBT..............................................    69,234    107,722
PARTNERS' EQUITY:
  General partner...........................................    77,160     56,592
  Limited partners..........................................    45,673     30,469
                                                              --------   --------
    Total partners' equity..................................   122,833     87,061
                                                              --------   --------
  TOTAL LIABILITIES AND PARTNERS' EQUITY....................  $245,802   $249,875
                                                              ========   ========

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Casino....................................................  $308,316   $264,352   $127,908
  Admissions................................................    18,893     16,025      7,895
  Food, beverage, hotel and other...........................    33,481     24,922      7,005
                                                              --------   --------   --------
                                                               360,690    305,299    142,808
  Less promotional allowances...............................   (28,455)   (20,578)    (5,784)
                                                              --------   --------   --------
Net revenues................................................   332,235    284,721    137,024
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Casino....................................................   126,572    110,330     58,081
  Food, beverage, hotel and other...........................    22,269     18,879      5,746
  Other operating expenses..................................     8,667      8,222     13,119
  Selling, general and administrative.......................    51,643     41,615     21,607
  Management fees-related parties...........................    15,386     13,209      4,809
  Depreciation and amortization.............................    13,634     12,567     10,922
                                                              --------   --------   --------
                                                               238,171    204,822    114,284
                                                              --------   --------   --------
Income from operations......................................    94,064     79,899     22,740

OTHER INCOME (EXPENSE):
  Interest income...........................................       283      1,205      1,400
  Interest expense..........................................   (14,203)   (19,874)    (7,694)
                                                              --------   --------   --------
                                                               (13,920)   (18,669)    (6,294)
                                                              --------   --------   --------
Net income prior to preferred equity return.................    80,144     61,230     16,446
Preferred equity return.....................................    (4,864)    (5,554)    (5,443)
                                                              --------   --------   --------
Net income attributable to common equity partners...........  $ 75,280   $ 55,676   $ 11,003
                                                              ========   ========   ========

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                        COMMON EQUITY (DEFICIT)              PREFERRED EQUITY
                                     ------------------------------   ------------------------------     TOTAL
                                     GENERAL    LIMITED               GENERAL    LIMITED               PARTNERS'
                                     PARTNER    PARTNERS    TOTAL     PARTNER    PARTNERS    TOTAL      EQUITY
                                     --------   --------   --------   --------   --------   --------   ---------
Balance, December 31, 1996.........  $ (1,007)  $   (746)  $ (1,753)  $20,556    $15,194    $35,750    $ 33,997
  Net income prior to preferred
    equity return..................     9,456      6,990     16,446        --         --         --      16,446
  Preferred equity return..........    (3,130)    (2,313)    (5,443)    3,136      2,307      5,443          --
  Accrued preferred equity
    distribution...................        --         --         --    (3,136)    (2,307)    (5,443)     (5,443)
  Common equity distributions......    (2,049)    (1,514)    (3,563)       --         --         --      (3,563)
  Capital contributions............    13,569         --     13,569        --         --         --      13,569
                                     --------   --------   --------   -------    -------    -------    --------
Balance, December 31, 1997.........    16,839      2,417     19,256    20,556     15,194     35,750      55,006
  Net income prior to preferred
    equity return..................    35,207     26,023     61,230        --         --         --      61,230
  Preferred equity return..........    (3,199)    (2,355)    (5,554)    3,194      2,360      5,554          --
  Accrued preferred equity
    distribution...................        --         --         --    (3,194)    (2,360)    (5,554)     (5,554)
  Common equity distributions......   (14,625)   (10,810)   (25,435)       --         --         --     (25,435)
  Capital contributions............     1,814         --      1,814        --         --         --       1,814
                                     --------   --------   --------   -------    -------    -------    --------
Balance, December 31, 1998.........    36,036     15,275     51,311    20,556     15,194     35,750      87,061
  Net income prior to preferred
    equity return..................    46,083     34,061     80,144        --         --         --      80,144
  Preferred equity return..........    (2,797)    (2,067)    (4,864)    2,801      2,063      4,864          --
  Accrued preferred equity
    distribution...................        --         --         --    (2,801)    (2,063)    (4,864)     (4,864)
  Preferred equity principal
    repayments.....................        --         --         --    (2,866)    (2,118)    (4,984)     (4,984)
  Common equity distributions......   (19,852)   (14,672)   (34,524)       --         --         --     (34,524)
                                     --------   --------   --------   -------    -------    -------    --------
Balance, December 31, 1999.........  $ 59,470   $ 32,597   $ 92,067   $17,690    $13,076    $30,766    $122,833
                                     ========   ========   ========   =======    =======    =======    ========

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income attributable to common equity partners.........  $ 75,280   $ 55,676   $ 11,003
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................    13,634     12,567     10,922
      Accrued preferred equity dividends....................     4,864      5,554      5,443
      Loss on disposal of equipment.........................       729        391         --
  Changes in operating assets and liabilities:
      Accounts receivable...................................       (69)      (325)      (244)
      Other current assets..................................       193        537        527
      Accounts payable......................................       534     (3,192)     3,502
      Accrued interest payable..............................    (2,627)    (8,010)     4,625
      Accrued liabilities...................................     9,223     17,914      5,436
                                                              --------   --------   --------
        Net cash provided by operating activities...........   101,761     81,112     41,214
                                                              --------   --------   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Restricted cash held in escrow............................        --     13,114      1,805
  Purchases of property and equipment.......................    (5,925)   (27,676)  (112,867)
  Payments under development agreement......................        --     (6,583)   (13,586)
                                                              --------   --------   --------
        Net cash used in investing activities...............    (5,925)   (21,145)  (124,648)
                                                              --------   --------   --------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Payments on installment contracts.........................    (1,961)    (3,125)    (4,116)
  Payment of preferred return to partners...................    (7,788)    (8,680)    (2,736)
  Payment of preferred equity principal to partner..........    (4,984)        --         --
  Proceeds from contributed capital.........................        --      1,814     13,569
  Repayment of long-term debt-related party.................   (38,317)   (36,911)    (6,369)
  Repayment of long-term debt-outside party.................    (3,774)    (3,292)        --
  Proceeds from long-term debt..............................        --         --    119,243
  Common equity distributions...............................   (34,524)   (25,435)    (3,563)
  Other.....................................................        --       (104)      (553)
                                                              --------   --------   --------
    Net cash (used in) provided by financing activities.....   (91,348)   (75,733)   115,475
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     4,488    (15,766)    32,041
Cash and cash equivalents, beginning of year................    25,491     41,257      9,216
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 29,979   $ 25,491   $ 41,257
                                                              ========   ========   ========

                See accompanying notes to financial statements.

                          INDIANA GAMING COMPANY, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership, was formed to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and two limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, and Centaur, Inc., a 13.5% limited partner. Net income is allocated to the partners based on their respective ownership interests. On December 10, 1996, the Partnership commenced operations at a temporary site and ceased being in the development stage. The Partnership opened its permanent pavilion on December 10, 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

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

Building and leasehold and shore improvements...............  5 to 33 years
Riverboat, docks and improvements...........................  5 to 20 years
Furniture, fixtures and equipment...........................  5 to 10 years

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

    LICENSE APPLICATION FEES--License application fees associated with obtaining a gaming license have been capitalized and included in the balance sheet as a part of intangible assets at December 31, 1999 and 1998. These costs are being amortized over the life of the gaming license, which is five years. Accumulated amortization was $401 and $271 at December 31, 1999 and 1998, respectively.

    REVENUES AND PROMOTIONAL ALLOWANCES--The Partnership recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Admissions, hotel and other revenue is recognized at the time the related service is performed.

    The retail value of admissions, hotel rooms, food, beverage and other items provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Admissions..................................................   $5,895     $4,409     $1,646
Hotel rooms.................................................    1,059        751         --
Food, beverage and other....................................   11,590      9,455      2,459

    ADVERTISING COSTS--The Partnership expenses advertising costs as incurred. Advertising expense was $5,803, $5,245 and $4,877 for the years ended
December 31, 1999, 1998 and 1997, respectively.

    INCOME TAXES--No provision for federal or state income taxes is recorded in the financial statements, as income taxes are the responsibility of the individual partners.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Land........................................................  $ 16,045   $ 16,045
Building and leasehold and shore improvements...............   127,839    127,605
Riverboat, docks and improvements...........................    41,808     40,191
Furniture, fixtures and equipment...........................    33,412     31,135
                                                              --------   --------
                                                               219,104    214,976
Less accumulated depreciation and amortization..............   (32,627)   (21,507)
                                                              --------   --------
Net property and equipment..................................  $186,477   $193,469
                                                              ========   ========

3. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999       1998
                                                              --------   ---------
Capital loans payable to partners, interest at prime plus 6%
  (14.5% at December 31, 1999), principal paid in annual
  installments through 2004.................................  $ 69,176   $ 107,493
Notes payable, principal and interest payments due monthly
  through December 2001, interest payable at prime plus 1%
  (9.5% at December 31, 1999)...............................    17,933      21,707
                                                              --------   ---------
                                                                87,109     129,200
Less current maturities.....................................   (17,875)    (21,478)
                                                              --------   ---------
                                                              $ 69,234   $ 107,722
                                                              ========   =========

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT (CONTINUED)
    Interest expense on the capital loans from the partners compounds quarterly to the extent unpaid. The Partnership is obligated to pay contemporaneously with distributions of Cash Flow, as defined, current and accrued interest, first, and then principal, on the Capital Loans to the Partners, pro rata, in relation to the principal balances of their respective Capital Loans then outstanding.

    The Notes payable are collateralized by the vessel and certain equipment.

    Interest expense to related parties amounted to $12,240, $18,444 (net of $1,146 capitalized) and $7,320 (net of $8,321 capitalized) for the years ended December 31, 1999, 1998, and 1997, respectively.

    Maturities of long-term debt at December 31, 1999 are as follows:

2000.......................................................  $17,875
2001.......................................................   27,728
2002.......................................................   13,835
2003.......................................................   13,835
2004.......................................................   13,836

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

    During 1999, in accordance with the partnership agreement, $4,984 of the preferred equity initially contributed was repaid. Of the amount repaid, $2,866 was paid to the General Partner and $2,118 was paid to Conseco.

5. SUPPLEMENTAL CASH FLOW INFORMATION

    The Partnership acquired equipment in the amount of $1,798 and $4,154 in 1998, and 1997, respectively, which was financed through installment contracts.

    The Partnership paid $13,735 ($11,943 to related parties), $25,889 ($23,329 to related parties) and $12,004 ($11,712 to related parties) in interest for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

6. OTHER RELATED PARTY TRANSACTIONS (CONTINUED)
Under a separate financial advisory agreement the General Partner has agreed to pay Conseco a financial advisory fee equal to 40% of the Management Fee.

    The partnership agreement stipulates that the Partnership shall distribute excess cash flow, as defined, to the partners at least quarterly, in the following order: (i) partner tax distributions, (ii) prepayment of principal on capital loans, (iii) accrued preferred equity return, (iv) return of preferred equity and, (v) return of common equity.

    The Partnership entered into lease agreements with Argosy for the temporary riverboat casino and related landing facility. Aggregate monthly rentals were approximately $500 for these facilities. Total expense recognized under the leases was $5,665 in 1997. These leases expired in 1997.

    Argosy provides certain services for the Partnership which consist primarily of centralized reservations and insurance. Reimbursement for these expenses has been included in the income statement in the appropriate cost categories.

    The Partnership has entered into leases with shareholders of a limited partner for parking lots and outdoor advertising. Total expense recognized under these leases was $104, $106 and $107 in 1999, 1998, and 1997, respectively.

7. EMPLOYEES BENEFIT PLAN

    The Company participates in the Argosy Gaming Company Employees Savings Trust, a 401(k) defined contribution plan, which covers substantially all of its full time employees. Participants may contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants contributions in an amount determined annually by the Company. Expense recognized by the Company under the Plan was $743, $410 and $517 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments for operating leases with initial terms in excess of one year, including related party leases, as of December 31, 1999, are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000.......................................................    $422
2001.......................................................     196
2002.......................................................     143
2003.......................................................       3

    Rent expense, including related party leases, for the years ended December 31, 1999, 1998 and 1997 was $789, $745 and $6,459, respectively.

    CITY INFRASTRUCTURE IMPROVEMENTS AND UNRESTRICTED GRANTS--In accordance with the terms of a development agreement, the Partnership entered into a lease with the City of Lawrenceburg for docking privileges for its riverboat casino. The initial term of the lease is for six years and thereafter automatically extends for up to nine renewal term periods of five years each, unless terminated by the Partnership. Under the terms

                          INDIANA GAMING COMPANY, L.P.

                             (DOLLARS IN THOUSANDS)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) of the development agreement, the Partnership pays an annual fee to the City of Lawrenceburg ranging from 5%-14% of Adjusted Gross Receipts, as defined, with a minimum of $6 million per year.

    The Partnership paid the City of Lawrenceburg $33,848 in reimbursements for infrastructure improvements and unrestricted grants. Subsequent to the commencement of operations at the temporary site, these have been recorded as an intangible asset in the balance sheet at December 31, 1999 and 1998. The reimbursement for infrastructure improvements and unrestricted city grants are being amortized over the 28-year term, including extensions, of the development agreement. Accumulated amortization was $3,424 and $2,256 at December 31, 1999 and 1998, respectively.

    BONDING OBLIGATION--The Partnership is required, by Indiana Gaming Statute, to post a bond in favor of the Indiana Gaming Commission to collateralize certain obligations to the City of Lawrenceburg under the Development Agreement, and to the State of Indiana. This bond is collateralized by certain real estate of the Partnership.

    TERMINATION OF LAWRENCEBURG PARTNERSHIP--Under the terms of the Partnership Agreement, after December 10, 1999, each limited partner has the right to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). In the event of this occurrence, if the partners cannot agree on a selling price, the Partnership will be sold in its entirety. As of January 28, 2000, none of the partners have exercised their right to sell its interest to the other partners.

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

        Consolidated Balance Sheets--December 31, 1999 and 1998.

        Consolidated Statements of Operations--years ended December 31, 1999, 1998 and 1997.

        Consolidated Statements of Cash Flows--years ended December 31, 1999, 1998 and 1997.

        Consolidated Statements of Stockholders' Equity--years ended December 31, 1999, 1998 and 1997.

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

        3. The exhibits listed on the "Index to Exhibits" on page 103 are filed with this Form 10-K or incorporated by reference as set forth below.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

         3.3            Certificate of Incorporation of Alton Gaming Company
                        (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No.
                        333-83567) and incorporated herein by reference).

         3.4            By-laws of Alton Gaming Company (previously filed with the
                        SEC as an Exhibit to the Company's Registration Statement on
                        Form S-4 (File No. 333-83567) and incorporated herein by
                        reference).

         3.5            Certificate of Incorporation of Argosy of Louisiana, Inc.
                        (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No.
                        333-83567) and incorporated herein by reference).

         3.6            By-laws of Argosy of Louisiana, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration
                        Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).

         3.7            Amended and Restated Articles of Partnership In Commendam of
                        Catfish Queen Partnership In Commendam (previously filed
                        with the SEC as an Exhibit to the Company's Registration
                        Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).

         3.8            Certificate of Incorporation of the Indiana Gaming Company
                        (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No.
                        333-83567) and incorporated herein by reference).

         3.9            By-laws of the Indiana Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration
                        Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).

         3.10           Certificate of Incorporation of Iowa Gaming Company
                        (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No.
                        333-83567) and incorporated herein by reference).

         3.11           By-laws of Iowa Gaming Company (previously filed with the
                        SEC as an Exhibit to the Company's Registration Statement on
                        Form S-4 (File No. 333-83567) and incorporated herein by
                        reference).

         3.12           Certificate of Incorporation of Jazz Enterprises, Inc.
                        (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No.
                        333-83567) and incorporated herein by reference).

         3.13           By-laws of Jazz Enterprises, Inc. (previously filed with the
                        SEC as an Exhibit to the Company's Registration Statement on
                        Form S-4 (File No. 333-83567) and incorporated herein by
                        reference).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         3.14           Certificate of Incorporation of The Missouri Gaming Company
                        (previously filed with the SEC as an Exhibit to the
                        Company's Registration Statement on Form S-4 (File No.
                        333-83567) and incorporated herein by reference).

         3.15           By-laws of The Missouri Gaming Company (previously filed
                        with the SEC as an Exhibit to the Company's Registration
                        Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).

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

         4.2            Indenture dated as of June 5, 1996 by and among the Company,
                        First National Bank of Commerce, as Trustee, and the
                        Guarantors named therein, for the Company's $235,000,000 of
                        13 1/4% First Mortgage Notes due 2004 (previously filed with the SEC as an Exhibit to the Company's Registration
                        Statement on Form S-4 (File No. 333-7299) and incorporated herein by reference).

         4.3            First Supplemental Indenture dated as of May 18, 1999, with respect to the Indenture dated as of June 5, 1996, by and
                        among the Company, Bank One Trust Company, NA. (as successor in interest to First National Bank of Commerce), as Trustee, and the Guarantors named therein, for the Company's 13 1/4%
                        First Mortgage Notes due 2004. (previously filed with the
                        SEC as an Exhibit to the Company's Registration Statement on
                        Form S-4 (File No. 333-83567) and incorporated herein by
                        reference).

         4.4            Specimen Common Stock Certificate (previously filed with the
                        SEC as an Exhibit to the Company's Registration Statement on
                        Form S-1 (File No. 33-55878) and incorporated herein by
                        reference).

         4.5            Indenture dated as of June 8, 1999 by and among the Company,
                        Bank One Trust Company, as Trustee, and the Subsidiary
                        Guarantors named therein, for the Company's 10 3/4% Senior
                        Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on
                        Form S-4 (File No. 333-83567) and incorporated herein by
                        reference).

         4.6            Form of the Company's 10 3/4% Senior Subordinated Notes due
                        2009 issued on June 8, 1999 in the aggregate principal
                        amount of $200,000,000 (previously filed with the SEC as an
                        Exhibit to the Company's Registration Statement on Form S-4
                        (File No. 333-83567) and incorporated herein by reference).

         4.7            Registration Rights Agreement dated as of June 8, 1999 by
                        and among the Company, the Subsidiary Guarantors named
                        therein and the Placement Agents named therein (previously filed with the SEC as an Exhibit to the Company's
                        Registration Statement on Form S-4 (File No. 333-83567) and
                        incorporated herein by reference).

         4.8            Form of Exchange Agent Agreement between the Company and
                        Bank One Trust Company, NA. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

         4.13           Form of Securities Purchase Agreement dated May 29, 1998
                        between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

         4.14           Form of Certificate of Designations, Preferences, and Rights
                        of Series A Convertible Preferred Stock of Argosy Gaming
                        Company (previously filed with the SEC as an Exhibit to the
                        Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

         4.15 Form of Warrant to Purchase Common Stock (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

         4.16           Form of Registration Rights Agreement dated May 29, 1998
                        between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

         9.1            Pratt Voting Trust Agreement dated as of May 5, 1992 by and between John Biggs Pratt, Sr. and Stephanie Pratt
                        (previously filed with the SEC as an Exhibit to the
                        Company's Registration Statement on Form S-1 (File No.
                        33-55878) and incorporated herein by reference).

        10.1            Bond and Easement Agreement dated as of April 18, 1991 by
                        and between the Alton Riverboat Gambling Partnership and the
                        City of Alton, Illinois (previously filed with the SEC as an
                        Exhibit to the Company's Registration Statement on Form S-1
                        (File No. 33-55878) and incorporated herein by reference).

        10.2            Stock Option Plan (previously filed with the SEC as an
                        Exhibit to the Company's Registration Statement on Form S-1
                        (File No. 33-55878) and incorporated herein by reference).

        10.3            Form of Indemnification Agreement (previously filed with the
                        SEC as an Exhibit to the Company's Registration Statement on
                        Form S-1 (File No. 33-55878) and incorporated herein by
                        reference).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.4            Director Option Plan (previously filed with the SEC as an
                        Exhibit to the Company's Registration Statement on Form S-1
                        (File No. 33-55878) and incorporated herein by reference).

        10.5            Employment Agreement between the Company and Virginia M.
                        McDowell (previously filed with the SEC as an Exhibit to the
                        Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

        10.6            Letter Agreement dated as of January 28, 1993 by and between
                        L. Thomas Lakin and the Alton Riverboat Gambling Partnership
                        (previously filed with the SEC as an Exhibit to the
                        Company's Registration Statement on Form S-1 (File No.
                        33-55878) and incorporated herein by reference).

        10.7            Letter Agreement dated March 29, 1995 by and between Floyd
                        C. Warmann and the Company (previously filed with the SEC as an exhibit to the Company's Form 10-K for the year ended
                        December 31, 1994 dated March 31, 1995 and incorporated
                        herein by reference).

        10.8            Agreement to Purchase Stock dated January 30, 1995 by and
                        among the Company, Jazz Enterprises, Inc. and the signatory shareholders of Jazz Enterprises, Inc. (previously filed
                        with the SEC as an exhibit to the Company's Form 10-K for
                        the year ended December 31, 1994 and incorporated herein by reference).

        10.9            Contract dated June 7, 1993 by and among the City of
                        Riverside, Missouri, The Missouri Gaming Company and the
                        Company, together with amendments thereto (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated
                        March 10, 1994 and incorporated herein by reference).

        10.10           Second Amended and Restated Agreement of Limited Partnership
                        dated February 21, 1996 of Indiana Gaming Company, L.P.
                        (previously filed with the SEC as an Exhibit to the
                        Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

        10.11           Management Agreement dated April 11, 1994 by and between
                        Indiana Gaming Company L.P. and The Indiana Gaming Company
                        as amended by Amendment No. 1 to Management Agreement dated
                        February 21, 1996 (previously filed with the SEC as an
                        Exhibit to the Company's Form 10-K for the year ended
                        December 31, 1995 and incorporated herein by reference).

        10.12           Affirmation of Limited Parent Guaranty of Argosy Gaming
                        Company in favor of the partners of Indiana Gaming Company,
                        L.P. dated February 21, 1996 (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended
                        December 31, 1995 and incorporated herein by reference).

        10.13           Riverboat Gaming Development Agreement between the City of
                        Lawrenceburg, Indiana and Indiana Gaming Company L.P. dated as of April 13, 1994 as amended by Amendment Number One to
                        Riverboat Development Agreement between the City of
                        Lawrenceburg, Indiana and Indiana Gaming Company L.P. dated as of December 28, 1995 (previously filed with the SEC as an
                        Exhibit to the Company's Form 10-K for the year ended
                        December 31, 1995 and incorporated herein by reference).

        10.14           Guaranty of Development Agreement dated as of April 13, 1994 by the Company in favor of the City of Lawrenceburg
                        (previously filed with the SEC as an Exhibit to the
                        Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.15           Form of Surety Bond and Guaranty, dated December 17, 1996, issued to the Indiana Gaming Commission, as obligee with
                        USF&G, as surety. (previously filed with the SEC as an
                        Exhibit to the Company's Form 10-K for the year ended
                        December 31, 1996 and incorporated herein by reference).

        10.16           Employment Agreement between the Company and James B. Perry dated as of April 22, 1999 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form
                        S-4 (File No. 333-83567) and incorporated herein by
                        reference).

        10.17           Employment Agreement between the Company and James G.
                        Gulbrandsen. (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

        10.18           Credit Agreement dated as of June 8, 1999 among the Company,
                        Alton Gaming Company, Argosy of Louisiana, Inc., Catfish
                        Queen Partnership In Commendam, The Indiana Gaming Company,
                        Iowa Gaming Company, Jazz Enterprises, Inc. and The Missouri
                        Gaming Company, as Borrowers, the Lenders named therein and
                        Wells Fargo Bank, National Association, as Agent Bank
                        (previously filed with the SEC as an Exhibit to the
                        Company's Registration Statement on Form S-4 (File No.
                        333-83567) and incorporated herein by reference).

        10.19           Form of Separation Agreement

        13              Portions of the 1999 Annual Report to Stockholders indicated
                        on the Cross Reference Sheet and Table of Contents.

        21              List of Subsidiaries

        23              Consent of Ernst & Young LLP

        24              Powers of Attorney of directors

        27              Financial Data Schedule

------------------------

    (b) The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1999:
       None

    (c) The Exhibits filed herewith, if any, are identified on the Exhibit index

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2000.

                                                       ARGOSY GAMING COMPANY

                                                       BY:              /S/ JAMES B. PERRY
                                                            -----------------------------------------
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                 /s/ JAMES B. PERRY                    President and Chief Executive
     -------------------------------------------         Officer                       March 10, 2000
                   James B. Perry

                  /s/ DALE R. BLACK                    Vice President--Chief
     -------------------------------------------         Financial Officer (Principal  March 10, 2000
                    Dale R. Black                        Accounting Officer)

                /s/ EDWARD F. BRENNAN                  Director
     -------------------------------------------
                  Edward F. Brennan

               /s/ FELIX LANCE CALLIS                  Director
     -------------------------------------------
                 Felix Lance Callis

               /s/ WILLIAM F. CELLINI                  Director
     -------------------------------------------
                 William F. Cellini

               /s/ JIMMY F. GALLAGHER                  Director
     -------------------------------------------
                 Jimmy F. Gallagher

              /s/ JOHN BIGGS PRATT, SR.                Director
     -------------------------------------------
                John Biggs Pratt, Sr.

                 /s/ WILLIAM MCENERY                   Director
     -------------------------------------------
                   William McEnery

*By:                    /s/ DALE R. BLACK
             --------------------------------------
                          Dale R. Black
                        ATTORNEY-IN-FACT
                         March 10, 2000

                             ARGOSY GAMING COMPANY

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

                           DECEMBER 31, 1999 AND 1998

              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    531   $ 50,818
  Restricted cash in escrow.................................    25,244         --
  Income taxes receivable...................................       653        747
  Receivables...............................................     1,479        796
  Deferred income taxes.....................................    17,261        183
  Other current assets......................................     1,555      1,047
                                                              --------   --------
    Total current assets....................................    46,723     53,591
  Net property and equipment................................     1,040        644
  Investment in and advances to consolidated subsidiaries...   338,095    332,528
  Other assets..............................................     8,900     13,028
  Deferred taxes............................................        --      3,546
                                                              --------   --------
    TOTAL ASSETS............................................  $394,758   $403,337
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $  7,917   $  7,134
  Current maturities of long-term debt......................    22,242         --
                                                              --------   --------
    Total current liabilities...............................    30,159      7,134
Long-term debt..............................................   303,800    350,000
Deferred income taxes.......................................     2,554         --
Series A Convertible Preferred Stock, $.01 par value,
  10,000,000 shares authorized, 0 and 547 shares issued and
  outstanding at December 31, 1999 and 1998, respectively...        --      5,340

STOCKHOLDERS' EQUITY:
Common stock, $.01 par; 60,000,000 shares authorized;
  28,325,106 and 25,830,313 shares issued and outstanding at
  December 31, 1999 and 1998, respectively                         283        258
Capital in excess of par....................................    80,362     74,484
Accumulated deficit.........................................   (22,400)   (33,879)
                                                              --------   --------
                                                                58,245     40,863
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $394,758   $403,337
                                                              ========   ========

           See accompanying notes to condensed financial statements.

                             ARGOSY GAMING COMPANY

            CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)

                        DECEMBER 31, 1999, 1998 AND 1997

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES
Management fees and other...................................  $  3,108   $ 1,988    $  5,795
COSTS AND EXPENSES
General and administrative..................................    15,144     9,984      23,630
                                                              --------   -------    --------
Loss from operations........................................   (12,036)   (7,996)    (17,835)
Net interest expense........................................   (32,203)  (38,356)    (32,145)
Equity in net income of consolidated subsidiaries...........    49,383    27,488       7,287
                                                              --------   -------    --------
Income (loss) before income taxes and extraordinary item....     5,144   (18,864)    (42,693)
Income tax benefit..........................................    31,282    25,425       2,480
                                                              --------   -------    --------
Net income (loss) before extraordinary item.................    36,426     6,561     (40,213)
Extraordinary loss on extinguishment of debt (net of income
  tax benefit of $13,500)...................................   (24,920)       --          --
                                                              --------   -------    --------
Net income (loss)...........................................    11,506     6,561     (40,213)
Preferred stock dividend and accretion......................       (27)     (820)         --
                                                              --------   -------    --------
Net income (loss) attributable to common stockholders.......  $ 11,479   $ 5,741    $(40,213)
                                                              ========   =======    ========

           See accompanying notes to condensed financial statements.

                             ARGOSY GAMING COMPANY

            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                        DECEMBER 31, 1999, 1998 AND 1997

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 11,506   $  6,561   $ (40,213)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization.............................     1,654      2,458       4,033
  Gain on sale of assets....................................      (203)        --          --
  Extraordinary item........................................    24,920         --          --
  Writedown of assets held for sale.........................        --         --       9,600
  Compensation expense recognized on issuance of stock......       113        239         175
  Deferred income taxes.....................................     2,522     (1,440)      6,454
  Changes in operating assets and liabilities:
    Other current assets....................................    (1,141)     1,808      11,254
    Accounts payable and accrued liabilities................       783     (1,677)     (1,714)
                                                              --------   --------   ---------
      Net cash provided by (used in) operating activities...    40,154      7,949     (10,411)
                                                              --------   --------   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Proceeds from sale of assets..............................       503         --          --
  Investment in and advances to subsidiaries................    (1,567)    17,969     (53,350)
  Restricted cash held by trustee...........................        --     12,431      57,201
  Purchased of property and equipment.......................      (382)       (58)     (2,084)
                                                              --------   --------   ---------
      Net cash provided by (used in) investing activities...    (1,446)    30,342       1,767
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility.............................   161,800         --          --
  Repayment of credit facility..............................   (58,000)        --          --
  Proceeds from the issuance of long term stock.............   200,000         --          --
  Issuance of preferred stock...............................        --      7,365          --
  Cash held in escrow.......................................   (25,244)        --          --
  Repurchase of First Mortgage Notes........................  (241,043)        --          --
  Redemption of convertible debentures......................  (117,280)        --          --
  Increase in deferred finance costs........................    (8,736)        --         (85)
  Other.....................................................      (492)      (625)         --
                                                              --------   --------   ---------
      Net cash provided by (used in) financing activities...   (88,995)     6,740         (85)
                                                              --------   --------   ---------
Net (decrease) increase in cash and cash equivalents........   (50,287)    45,031      (8,729)
Cash and cash equivalents, beginning of year................    50,818      5,787      14,516
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $    531   $ 50,818   $   5,787
                                                              ========   ========   =========

           See accompanying notes to condensed financial statements.

                             ARGOSY GAMING COMPANY

              NOTES TO FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

                        DECEMBER 31, 1999, 1998 AND 1997

BASIS OF PRESENTATION

    The accompanying condensed financial information of Argosy Gaming Company ("Argosy") includes the accounts of Argosy, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statments of Argosy.