Form 10-Q
period 2000-03-31
ARGOSY GAMING CO
filed 2000-05-12
CIK 895385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 28,346,604 shares of Common Stock, $.01 par value per share, as of May 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                    PART I

FINANCIAL STATEMENTS OF ARGOSY GAMING COMPANY
         Condensed Consolidated Balance Sheets                                               1
         Condensed Consolidated Statements of Income                                         2
         Condensed Consolidated Statements of Cash Flows                                     3
         Condensed Consolidated Statement of Stockholders' Equity                            4
         Notes to Condensed Consolidated Financial Statements                                5

FINANCIAL STATEMENTS OF GUARANTOR SUBSIDIARIES OF THE COMPANY'S FIRST MORTGAGE
NOTES PROVIDED PURSUANT TO RULE 3-10 OF REGULATION S-X.

         FINANCIAL STATEMENTS OF ALTON GAMING COMPANY
              Condensed Balance Sheets                                                       11
              Condensed Statements of Income                                                 12
              Condensed Statements of Cash Flows                                             13
              Condensed Statement of Stockholders' Equity                                    14
              Notes to Condensed Financial Statements                                        15

         FINANCIAL STATEMENTS OF MISSOURI GAMING COMPANY

              Condensed Balance Sheets                                                       16
              Condensed Statements of Income                                                 17
              Condensed Statements of Cash Flows                                             18
              Notes to Condensed Financial Statements                                        19

         FINANCIAL STATEMENTS OF ARGOSY OF LOUISIANA, INC.

              Condensed Consolidated Balance Sheets                                          20
              Condensed Consolidated Statements of Operations                                21
              Condensed Consolidated Statements of Cash Flows                                22
              Notes to Condensed Consolidated Financial Statements                           23

         FINANCIAL STATEMENTS OF CATFISH QUEEN PARTNERSHIP IN COMMENDAM

              Condensed Balance Sheets                                                       24
              Condensed Statements of Operations                                             25
              Condensed Statements of Cash Flows                                             26
              Notes to Condensed Financial Statements                                        27

         FINANCIAL STATEMENTS OF JAZZ ENTERPRISES, INC.

              Condensed Balance Sheets                                                       28
              Condensed Statements of Operations                                             29
              Condensed Statements of Cash Flows                                             30
              Notes to Condensed Financial Statements                                        31

         FINANCIAL STATEMENTS OF THE INDIANA GAMING COMPANY
              Condensed Consolidated Balance Sheets                                          32
              Condensed Consolidated Statements of Income                                    33
              Condensed Consolidated Statements of Cash Flows                                34
              Condensed Statement of Stockholders' Equity                                    35
              Notes to Condensed Consolidated Financial Statements                           36

         FINANCIAL STATEMENTS OF INDIANA GAMING COMPANY, L.P.
           Condensed Balance Sheets                                                          37
           Condensed Statements of Income                                                    38
           Condensed Statements of Cash Flows                                                39
           Condensed Statement of Partners' Equity                                           40
           Notes to Condensed Financial Statements                                           41

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS                                                                                   42

                                    PART II

Item 1     Legal Proceedings                                                                 49
Item 2     Changes in Securities                                                             51
Item 3     Defaults upon Senior Securities                                                   51
Item 4     Submission of Matters to a Vote of Security Holders                               51
Item 5     Other Information                                                                 51
Item 6     Exhibits and Reports on Form 8-K                                                  51


                              ARGOSY GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                                             MARCH 31,             DECEMBER 31,
                                                                                               2000                    1999
                                                                                        --------------------    --------------------
                                                                                            (UNAUDITED)
CURRENT ASSETS:

     Cash and cash equivalents                                                                    $  46,326               $  47,090
     Other current assets                                                                            45,628                  53,327
                                                                                        --------------------    --------------------
          Total current assets                                                                       91,954                 100,417
                                                                                        --------------------    --------------------

NET PROPERTY AND EQUIPMENT                                                                          404,377                 405,205
                                                                                        --------------------    --------------------

OTHER ASSETS:

     Goodwill and other intangible assets, net                                                       57,672                  58,543
     Other, net                                                                                       2,701                   2,695
                                                                                        --------------------    --------------------
          Total other assets                                                                         60,373                  61,238
                                                                                        --------------------    --------------------
TOTAL ASSETS                                                                                      $ 556,704               $ 566,860
                                                                                        ====================    ====================

CURRENT LIABILITIES:

     Accounts payable                                                                             $  13,837               $  17,894
     Other current liabilities                                                                       52,868                  54,528
     Current maturities of long-term debt                                                            32,668                  32,668
                                                                                        --------------------    --------------------
          Total current liabilities                                                                  99,373                 105,090
                                                                                        --------------------    --------------------

LONG-TERM DEBT                                                                                      323,326                 346,705
DEFERRED INCOME TAXES                                                                                 9,787                   9,945
OTHER LONG-TERM OBLIGATIONS                                                                             222                     219
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES                                            52,219                  46,656


STOCKHOLDERS' EQUITY:

     Common stock, $.01 par; 60,000,000 shares authorized; 28,345,104 shares issued and outstanding at March 31, 2000;
        28,325,106 shares issued and outstanding at December 31, 1999                                   283                     283
     Capital in excess of par                                                                        80,475                  80,362
     Retained deficit                                                                                (8,981)                (22,400)
                                                                                        --------------------    --------------------
          Total stockholders' equity                                                                 71,777                  58,245
                                                                                        --------------------    --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 556,704               $ 566,860
                                                                                        ====================    ====================

   See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                                                        THREE MONTHS ENDED
                                                                     ---------------------------------------------------
                                                                              MARCH 31,                   MARCH 31,
                                                                                 2000                       1999
                                                                     -----------------------------    ------------------
                                                                             (UNAUDITED)                 (UNAUDITED)
REVENUES:

     Casino                                                                             $ 165,528             $ 129,128
     Admissions                                                                             4,988                 4,278
     Food, beverage and other                                                              16,496                13,593
                                                                     -----------------------------    ------------------
                                                                                          187,012               146,999
     Less promotional allowances                                                          (12,195)               (9,608)
                                                                     -----------------------------    ------------------
Net revenues                                                                              174,817               137,391
                                                                     -----------------------------    ------------------

COSTS AND EXPENSES:

     Casino                                                                                71,745                59,450
     Selling, general and administrative                                                   33,685                28,652
     Food, beverage and other                                                              11,059                 9,637
     Other operating expenses                                                               7,570                 6,588
     Depreciation and amortization                                                          8,835                 8,473
                                                                     -----------------------------    ------------------
                                                                                          132,894               112,800
                                                                     -----------------------------    ------------------
Income from operations                                                                     41,923                24,591
                                                                     -----------------------------    ------------------

OTHER INCOME (EXPENSE):

     Interest income                                                                          482                   907
     Interest expense                                                                     (10,107)              (14,134)
                                                                     -----------------------------    ------------------
                                                                                           (9,625)              (13,227)
                                                                     -----------------------------    ------------------

Income before income taxes and minority interests                                          32,298                11,364
Minority interests                                                                        (10,379)               (7,843)
Income tax expense                                                                         (8,500)                 (600)
                                                                     -----------------------------    ------------------

Net income                                                                                 13,419                 2,921
Preferred stock dividends and accretion                                                         -                   (27)
                                                                     -----------------------------    ------------------
Net income attributable to common stockholders                                          $  13,419              $  2,894
                                                                     =============================    ==================

Basic income per share                                                                   $   0.47              $   0.11
                                                                     =============================    ==================

Diluted income per share                                                                 $   0.46              $   0.10
                                                                     =============================    ==================

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                             THREE MONTHS ENDED
                                                                           --------------------------------------------------------
                                                                                      MARCH 31,                    MARCH 31,
                                                                                       2000                           1999
                                                                           -----------------------------     ----------------------
                                                                                     (UNAUDITED)                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net  income                                                                             $   13,419                 $    2,921
     Adjustments to reconcile net  income to net cash
       provided by operating activities:

     Depreciation                                                                                 8,166                      7,948
     Amortization                                                                                 1,038                      1,038
     Compensation expense recognized on issuance of stock                                            28                         66
     Minority interests                                                                          10,379                      7,843
     Deferred income taxes                                                                        7,103                          -
     Changes in operating assets and liabilities:

     Other current assets                                                                         1,344                        173
     Accounts payable and other current liabilities                                              (7,899)                    10,248
                                                                           -----------------------------     ----------------------
          Net cash provided by operating activities                                              33,578                     30,237
                                                                           -----------------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                         (5,922)                    (4,130)
                                                                           -----------------------------     ----------------------
          Net cash used in investing activities                                                  (5,922)                    (4,130)
                                                                           -----------------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on long-term debt, installment contracts and other                                (20,225)                    (2,113)
     Repayment of partner loans                                                                  (3,110)                    (3,368)
     Partnership equity distributions                                                            (4,048)                    (3,424)
     Payment of preferred equity return and dividends to partner                                 (1,037)                    (1,123)
                                                                           -----------------------------     ----------------------
          Net cash used in financing activities                                                 (28,420)                   (10,028)
                                                                           -----------------------------     ----------------------
Net (decrease) increase in cash and cash equivalents                                               (764)                    16,079
Cash and cash equivalents, beginning of period                                                   47,090                     89,857
                                                                           -----------------------------     ----------------------
Cash and cash equivalents, end of period                                                      $  46,326                 $  105,936
                                                                           =============================     ======================

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

                                                                                     TOTAL
                                              COMMON   CAPITAL IN     RETAINED   STOCKHOLDERS'
                                  SHARES       STOCK  EXCESS OF PAR    DEFICIT      EQUITY
                                -----------   ------  -------------   ---------  -------------
Balance, December 31, 1999       28,325,106   $  283       $ 80,362   $ (22,400)    $   58,245
     Stock options exercised         19,998        -             85           -             85
     Restricted Stock
         compensation expense             -        -             28           -             28
     Net income for the three
         months ended March 31,
         2000                             -        -              -      13,419         13,419
                                -----------   ------  -------------   ---------  -------------
Balance, March 31, 2000          28,345,104   $  283       $ 80,475   $  (8,981)    $   71,777
                                ===========   ======  =============   =========  =============


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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

2.  EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                         THREE MONTHS ENDED
                                                                   ------------------------------
                                                                     MARCH 31,          MARCH 31,
                                                                       2000              1999
                                                                   -------------    ------------
                                                                    (UNAUDITED)        (UNAUDITED)
NUMERATOR:

Net income                                                          $    13,419     $     2,921
Preferred stock dividends and accretion                                       -             (27)
                                                                   -------------    ------------
Numerator for basic earnings per share -

       Income attributable to common shareholders                        13,419           2,894

Effect of dilutive securities:

     Preferred stock dividends                                                -              27
                                                                   -------------    ------------
Numerator for diluted earnings per share -
      Income available to common
     stockholders after assumed conversions                         $    13,419     $     2,921

DENOMINATOR:

Denominator for basic earnings per share -
     weighted-average shares outstanding                             28,232,917      27,114,690

Effect of dilutive securities:
      Restricted stock                                                   98,217          68,558
      Employee and directors stock options                              706,340         119,470
      Preferred stock                                                         -       1,046,624
      Warrants                                                           65,643          12,987
                                                                   -------------    ------------
Dilutive potential common shares                                        870,200       1,247,639

Denominator for diluted earnings per share - adjusted
      Weighted-average shares and assumed conversions                29,103,117      28,362,329
                                                                   =============    ============

Basic earnings per share                                             $     0.47     $      0.11
                                                                   =============    ============

Diluted earnings per share                                           $     0.46     $      0.10
                                                                   =============    ============

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

3.   SUBSIDIARY GUARANTORS

     The Company has outstanding at March 31, 2000, $22.2 million First Mortgage Notes, due 2004, ("Mortgage Notes"). The Mortgage Notes rank senior in right of payment to all existing and future indebtedness of the Company.

     The Mortgage Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company:
Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and The Indiana Gaming Company (the "Guarantors"). The Mortgage Notes are secured, subject to certain prior liens, by a first lien on (i) substantially all of the assets of the Company including the assets used in the Company's Alton, Riverside, Baton Rouge and Sioux City operations, (ii) a pledge of all the capital stock of, and partnership interests in, the Company's subsidiaries, excluding the Company's partnership interest in its Sioux City property, (iii) a pledge of the intercompany notes payable to the Company from its subsidiaries and (iv) an assignment of the proceeds of the management agreement relating to the Lawrenceburg Casino project. The collateral for the Mortgage Notes does not include assets of the Indiana Partnership. Pursuant to a $200 million Credit Facility ("Credit Facility"), the Company is obligated to redeem the Mortgage Notes in June 2000 and was required to escrow funds sufficient for the redemption.

     The Credit Facility is secured by a second lien on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City casino are not co-borrowers nor are the assets pledged. The Company also has outstanding $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes"). The balance outstanding under the Credit Facility is $85 million at March 31, 2000. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiaries that operate the Argosy Casino & Hotel Lawrenceburg and the Belle of Sioux City Casino do not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility and the subsidiary guarantees will rank junior to the senior indebtedness of the subsidiary guarantors.

     The following tables present summarized balance sheet information of the Company as of March 31, 2000 and December 31, 1999 and summarized operating statement information for the three months ended March 31, 2000 and 1999. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casinos in Sioux City, Iowa and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

     Summarized balance sheet information as of March 31, 2000 and December 31, 1999 is as follows:

                                                      MARCH 31, 2000
                          ---------------------------------------------------------------------
                           PARENT                        NON-
                           COMPANY      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                          ----------    ----------    ----------   ------------    ------------
ASSETS:

     Current assets         $ 39,292     $  26,923     $ 30,020     $   (4,281)     $   91,954
     Non-current assets      355,105       400,912      218,075       (504,742)        469,350
                          ----------     ---------     --------     ----------      ----------
                            $394,397     $ 427,835     $248,095     $ (509,023)     $  561,304
                          ==========     =========     ========     ==========      ==========

LIABILITIES AND EQUITY:

     Current liabilities    $ 35,419     $  50,778     $ 45,553     $  (27,777)     $  103,973
     Non-current
       liabilities           287,201       244,240       62,255       (208,142)        385,554
     Stockholders' equity     71,777       132,817      140,287       (273,104)         71,777
                          ----------     ---------     --------     ----------      ----------
                            $394,397     $ 427,835     $248,095     $ (509,023)     $  561,304
                          ==========     =========     ========     ==========      ==========

                                                      DECEMBER 31, 1999
                          ---------------------------------------------------------------------
                           PARENT                        NON-
                           COMPANY      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                          ----------    ----------    ----------   ------------    ------------
ASSETS:

     Current assets         $ 46,723     $  23,161     $ 34,493     $   (3,960)     $  100,417
     Non-current assets      348,036       386,193      220,180       (487,966)        466,443
                          ----------     ---------     --------     ----------      ----------
                            $394,759     $ 409,354     $254,673     $ (491,926)     $  566,860
                          ==========     =========     ========     ==========      ==========


LIABILITIES AND EQUITY:

     Current liabilities    $ 30,159     $  45,410     $ 56,948     $  (27,427)     $  105,090
     Non-current
       liabilities           306,355       236,263       70,852       (209,945)        403,525
     Stockholders' equity     58,245       127,681      126,873       (254,554)         58,245
                          ----------     ---------     --------     ----------      ----------
                            $394,759     $ 409,354     $254,673     $ (491,926)     $  566,860
                          ==========     =========     ========     ==========      ==========

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

     Summarized operating statement information for the three months ended March 31, 2000 and 1999 is as follows:

                                          THREE MONTHS ENDED MARCH 31, 2000
                          ---------------------------------------------------------------------
                           PARENT                        NON-
                           COMPANY      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                          ----------    ----------    ----------   ------------    ------------
Net revenues              $   1,214     $   87,331    $  101,042   $    (14,770)   $    174,817
Costs and expenses            3,778         56,547        73,468           (899)        132,894
Net interest expense          6,727             70         2,828              -           9,625
Net income (loss)            13,419         20,034        23,675        (43,709)         13,419

                                          THREE MONTHS ENDED MARCH 31, 1999
                          ---------------------------------------------------------------------
                           PARENT                        NON-
                           COMPANY      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                          ----------    ----------    ----------   ------------    ------------
Net revenues              $     665     $   62,552    $   84,837   $    (10,663)   $    137,391
Costs and expenses            5,025         46,600        62,041           (866)        112,800
Net interest expense
  (income)                    9,738           (704)        4,193              -          13,227
Net income (loss)             2,894          9,767        17,278        (27,045)          2,894

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

4.  COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA--Under terms of the Lawrenceburg partnership agreement, effective December 10, 1999, each limited partner had the right ("Put Rights") to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). On April 28, 2000, Conseco Entertainment, L.L.C., a 29% limited partner in the Indiana Partnership ("Selling Partner") notified the other partners ("Non-Selling Partners") that it was exercising it's irrevocable Put Right to sell it's limited partnership interest. Under terms of the partnership agreement, the Partners have until June 27, 2000 to negotiate a price. If a price cannot be agreed upon by June 27, 2000, then the Selling Partners and the Non-Selling Partners will each hire appraisers to determine the purchase price. Upon the conclusion of this process, if the Non-Selling Partners elect not to pay appraised value, the Indiana Partnership must be sold in its entirety. There is no provision to preclude any of the Non-Selling Partners from bidding for the Indiana Partnership in this event.

     OTHER - A predecessor entity to the Company "Predecessor"), as a result of a certain shareholder loan transaction, could be subject to federal and certain state income taxes (plus interest and penalties, if any) if it is determined that it failed to satisfy all of the requirements of the S-Corporation provisions of the Internal Revenue Code relating to the prohibition concerning a second class of stock. An audit is currently being conducted by the Internal Revenue Service ("IRS") of the Company's federal income tax returns for the 1992 and 1993 tax years and the IRS has identified the S-Corporation status as one of the issues, although the IRS has yet to make a formal claim of deficiency. If the IRS successfully challenges the Predecessor's S-Corporation status, the Company would be required to pay federal and certain state income taxes on the Predecessor's taxable income from the commencement of its operations until February 25, 1993 (plus interest and penalties, if any, thereon until the date of payment). If the Predecessor was required to pay federal and state income taxes on its taxable earnings through February 25, 1993, such payments could amount to approximately $15.0 million, including interest through March 31, 2000, but excluding penalties, if any. While the Company believes the Predecessor has legal authority for its position that it is not subject to federal and certain state income taxes because it met the S-Corporation requirements, no assurances can be given that the Predecessor's position will be upheld. This contingent liability could have a material adverse effect on the Company's results of operations, financial condition and cash flows. No provision has been made for this contingency in the accompanying condensed consolidated financial statements.

     The Company is subject, from time to time, to various legal and regulatory proceedings, in the ordinary course of business. The Company believes that current proceedings will not have a material effect on the financial condition of the Company.

                              ALTON GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                              MARCH 31,               DECEMBER 31,
                                                                                2000                      1999
                                                                        ----------------------    ---------------------
                                                                             (UNAUDITED)
CURRENT ASSETS:

     Cash                                                                           $   7,473                $   4,260
     Other current assets                                                               2,216                    1,862

                                                                        ----------------------    ---------------------
          Total current assets                                                          9,689                    6,122

DUE FROM AFFILIATES                                                                         -                    3,485
NET PROPERTY AND EQUIPMENT                                                             50,977                   46,252
OTHER ASSETS                                                                                6                        2
                                                                        ----------------------    ---------------------

TOTAL ASSETS                                                                        $  60,672                $  55,861
                                                                        ======================    =====================


CURRENT LIABILITIES:

     Accounts payable                                                               $   8,015                $   7,798
     Other accrued liabilities                                                         11,466                    8,679
                                                                        ----------------------    ---------------------
          Total current liabilities                                                    19,481                   16,477
                                                                        ----------------------    ---------------------

OTHER LONG-TERM OBLIGATIONS                                                               222                      218

DUE TO AFFILIATE                                                                          984                        -

DEFERRED INCOME TAXES                                                                   2,761                    2,813

STOCKHOLDER'S EQUITY:

     Common stock - $1 par value, 1,000 shares authorized,
        issued and outstanding                                                              1                        1
     Capital in excess of par                                                             256                      256
     Retained earnings                                                                 36,967                   36,096
                                                                        ----------------------    ---------------------
          Total stockholder's equity                                                   37,224                   36,353
                                                                        ----------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $  60,672                $  55,861
                                                                        ======================    =====================

            See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                                                       THREE MONTHS ENDED
                                                                        ----------------------------------------------------------
                                                                                 MARCH 31,                       MARCH 31,
                                                                                    2000                           1999
                                                                        -----------------------------     ------------------------
                                                                                (UNAUDITED)                     (UNAUDITED)
REVENUES:

     Casino                                                                              $    28,188                  $    18,109
     Food, beverage and other                                                                  2,108                        1,494
                                                                        -----------------------------     ------------------------
                                                                                              30,296                       19,603
     Less promotional allowances                                                              (1,134)                        (610)
                                                                        -----------------------------     ------------------------
Net revenues                                                                                  29,162                       18,993

COSTS AND EXPENSES

     Casino                                                                                   12,280                        8,409
     Food, beverage and other                                                                  1,648                        1,149
     Other operating expenses                                                                  1,701                        1,429
     Selling, general and administrative                                                       3,547                        2,998
     Depreciation and amortization                                                             1,553                        1,026
     Management fees - related party                                                             986                          634
                                                                        -----------------------------     ------------------------
                                                                                              21,715                       15,645
                                                                        -----------------------------     ------------------------
Income from operations                                                                         7,447                        3,348
                                                                        -----------------------------     ------------------------

OTHER INCOME (EXPENSE)

     Interest income                                                                              14                           33
     Interest expense                                                                            (16)                         (29)
                                                                        -----------------------------     ------------------------
                                                                                                  (2)                           4
                                                                        -----------------------------     ------------------------
Income before income taxes                                                                     7,445                        3,352
Income tax expense                                                                             3,019                        1,311
                                                                        -----------------------------     ------------------------

Net income                                                                                $    4,426                  $     2,041
                                                                        =============================     ========================

           See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                     THREE MONTHS ENDED
                                                                        ------------------------------------------------------
                                                                                 MARCH 31,                     MARCH 31,
                                                                                    2000                         1999
                                                                        -----------------------------     --------------------
                                                                                (UNAUDITED)                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                 $   4,426                $   2,041
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                                            1,553                    1,026
       Deferred income taxes                                                                     (69)                     (97)
       Changes in operating assets and liabilities:
            Other current assets                                                                (441)                       8
            Accounts payable                                                                  (5,833)                     217
            Income taxes payable to affiliate                                                    228                    1,408
            Other accrued liabilities                                                          2,555                      957
                                                                        -----------------------------     --------------------
            Net cash provided by operating activities                                          2,419                    5,560
                                                                        -----------------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                             (124)                  (1,260)
                                                                        -----------------------------     --------------------
           Net cash used in investing activities                                                (124)                  (1,260)
                                                                        -----------------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from affiliates                                                                            4,469                      686
Payment of dividends                                                                          (3,555)                       -
Increase in other long-term obligations                                                            4                        4
                                                                        -----------------------------     --------------------
           Net cash provided by financing activities                                             918                      690
                                                                        -----------------------------     --------------------
Net increase in cash and cash equivalents                                                      3,213                    4,990
Cash and cash equivalents, beginning of period                                                 4,260                    4,383
                                                                        -----------------------------     --------------------
Cash and cash equivalents, end of period                                                   $   7,473                $   9,373
                                                                        =============================     ====================

            See accompanying notes to condensed financial statements.

                              ALTON GAMING COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                  TOTAL
                                            COMMON     CAPITAL IN   RETAINED  STOCKHOLDERS'
                                   SHARES   STOCK    EXCESS OF PAR  EARNINGS      EQUITY
                                   ------   ------   -------------  --------  -------------
Balance, December 31, 1999          1,000   $    1       $    256   $36,096     $   36,353
     Net income                         -        -              -     4,426          4,426
     Dividends                          -        -              -    (3,555)        (3,555)
                                   ------   ------   -------------  --------  -------------
Balance, March 31, 2000             1,000   $    1       $    256   $36,967     $   37,224
                                   ======   ======   =============  ========  =============

     See accompanying notes to condensed consolidated financial statements.

                              ALTON GAMING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   (In Thousands, Except Share and Per Share)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Alton Gaming Company ("Company"), an Illinois Corporation and a wholly-owned subsidiary of Argosy Gaming Company ("Argosy"), is engaged in the business of providing casino-style gaming and related entertainment to the public through the operation of the Alton Belle Casino in Alton, Illinois.

    The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.  COMMITMENTS AND CONTINGENCIES

    In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at March 31, 2000, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                           THE MISSOURI GAMING COMPANY
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                              MARCH 31,               DECEMBER 31,
                                                                                2000                      1999
                                                                        ----------------------    ----------------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                          $    4,618                 $   5,027
     Other current assets                                                               1,386                     1,457
                                                                        ----------------------    ----------------------
          Total current assets                                                          6,004                     6,484

NET PROPERTY AND EQUIPMENT                                                             62,736                    63,574

OTHER ASSETS                                                                              918                       958
                                                                        ----------------------    ----------------------

TOTAL ASSETS                                                                        $  69,658                $   71,016
                                                                        ======================    ======================

CURRENT LIABILITIES:
     Accounts payable                                                              $    1,832                $    1,528
     Other accrued liabilities                                                         10,090                     7,824
                                                                        ----------------------    ----------------------
          Total current liabilities                                                    11,922                     9,352
                                                                        ----------------------    ----------------------

DUE TO AFFILIATES                                                                      31,888                    37,996

DEFERRED INCOME TAXES                                                                   2,460                     2,555

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares authorized
        issued and outstanding                                                              -                         -
     Capital in excess of par                                                           5,000                     5,000
     Retained earnings                                                                 18,388                    16,113
                                                                        ----------------------    ----------------------
          Total stockholder's equity                                                   23,388                    21,113
                                                                        ----------------------    ----------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $  69,658                $   71,016
                                                                        ======================    ======================


           See accompanying notes to condensed financial statements.

                           THE MISSOURI GAMING COMPANY
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                       MARCH 31,      MARCH 31,
                                                         2000           1999
                                                    --------------  ------------
                                                     (UNAUDITED)     (UNAUDITED)
REVENUES
     Casino                                          $     24,830    $   19,198
     Food, beverage and other                               2,894         2,759
                                                    --------------  ------------
                                                           27,724        21,957
     Less promotional allowances                           (1,595)       (1,542)
                                                    --------------  ------------
Net Revenues                                               26,129        20,415
                                                    --------------  ------------

COSTS AND EXPENSES
     Casino                                                12,093         9,946
     Food, beverage and other                               1,992         1,990
     Other operating expenses                               1,167         1,104
     Selling, general and administrative                    4,805         3,881
     Depreciation and amortization                          1,355         1,459
                                                    --------------  ------------
                                                           21,412        18,380
                                                    --------------  ------------
Income from operations                                      4,717         2,035
                                                    --------------  ------------

OTHER INCOME (EXPENSE):
Interest income                                                 3             6
Interest expense                                           (1,037)         (889)
                                                    --------------  ------------
                                                           (1,034)         (883)
                                                    --------------  ------------
Income before income taxes                                  3,683         1,152
Income tax expense                                          1,408           440
                                                    --------------  ------------
Net income                                           $      2,275    $      712
                                                    ==============  ============

           See accompanying notes to condensed financial statements.

                           THE MISSOURI GAMING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                         THREE MONTHS ENDED
                                                                        -----------------------------------------------------
                                                                                 MARCH 31,                    MARCH 31,
                                                                                    2000                         1999
                                                                        -----------------------------     -------------------
                                                                                (UNAUDITED)                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                  $  2,275                 $   712
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                              1,315                   1,419
     Amortization                                                                                 40                      40
     Deferred income taxes                                                                       (95)                    124
     Changes in operating assets and liabilities:
          Income taxes payable to affiliate                                                    1,035                     316
          Other current assets                                                                    71                     138
          Accounts payable                                                                       304                    (529)
          Other accrued liabilities                                                            1,319                   1,413
                                                                        -----------------------------     -------------------
          Net cash provided by operating activities                                            6,264                   3,633
                                                                        -----------------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                             (477)                   (315)
                                                                        -----------------------------     -------------------
     Net cash used in investing activities                                                      (477)                   (315)
                                                                        -----------------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                                                (88)                    (88)
Due to affiliates                                                                             (6,108)                 (2,054)
                                                                        -----------------------------     -------------------
     Net cash used in financing activities                                                    (6,196)                 (2,142)
                                                                        -----------------------------     -------------------
Net (decrease) increase in cash and cash equivalents                                            (409)                  1,176
Cash and cash equivalents, beginning of period                                                 5,027                   3,905
                                                                        -----------------------------     -------------------
Cash and cash equivalents, end of period                                                    $  4,618                $  5,081
                                                                        =============================     ===================


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

       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

2.     COMMITMENTS AND CONTINGENCIES

       The Company is restricted from making certain distributions to Argosy and other affiliates unless approved by state gaming authorities.

       In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at March 31, 2000, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                            ARGOSY OF LOUISIANA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                       MARCH 31,               DECEMBER 31,
                                                                          2000                     1999
                                                                  ---------------------    ----------------------
                                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                               $   5,233                $    4,192
     Other current assets                                                        2,190                     2,805
                                                                  ---------------------    ----------------------
          Total current assets                                                   7,423                     6,997

NET PROPERTY AND EQUIPMENT                                                      39,085                    39,548

OTHER ASSETS                                                                     1,569                     1,596
                                                                  ---------------------    ----------------------

TOTAL ASSETS                                                                 $  48,077                $   48,141
                                                                  =====================    ======================

CURRENT LIABILITIES:
     Accounts payable                                                         $    428                 $     771
     Due to affiliates                                                           5,104                     7,397
     Other accrued liabilities                                                   5,056                     4,772
     Accrued interest - related party                                            4,056                     3,706
     Current maturities of long-term debt-related party                         16,687                    16,687
                                                                  ---------------------    ----------------------
          Total current liabilities                                             31,331                    33,333
                                                                  ---------------------    ----------------------

LONG-TERM DEBT-RELATED PARTY                                                    31,382                    31,382

DEFERRED INCOME TAXES                                                              432                       432

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP                                    1,331                     1,132

STOCKHOLDER'S DEFICIT:
     Common stock - $1 par value, 1,000 shares authorized
        issued and outstanding                                                       1                         1
     Accumulated deficit                                                       (16,400)                  (18,139)
                                                                  ---------------------    ----------------------
          Total stockholder's deficit                                          (16,399)                  (18,138)
                                                                  ---------------------    ----------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $  48,077                $   48,141
                                                                  =====================    ======================

     See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                                               THREE MONTHS ENDED
                                                                                           --------------------------
                                                                                             MARCH 31,     MARCH 31,
                                                                                              2000           1999
                                                                                           -----------    -----------
                                                                                           (UNAUDITED)    (UNAUDITED)
REVENUES
     Casino                                                                                  $ 17,674       $ 12,579
     Food, beverage and other                                                                   1,591          1,297
                                                                                           -----------    -----------
                                                                                               19,265         13,876
     Less promotional allowances                                                               (1,034)          (850)
                                                                                           -----------    -----------
Net revenues                                                                                   18,231         13,026
                                                                                           -----------    -----------

COST AND EXPENSES
     Casino                                                                                     8,310          7,439
     Food, beverage and other                                                                   1,242          1,117
     Other operating expenses                                                                   1,322          1,211
     Selling, general and administrative                                                        4,039          2,775
     Depreciation and amortization                                                              1,052          1,371
                                                                                           -----------    -----------
                                                                                               15,965         13,913
                                                                                           -----------    -----------

Income (loss) from operations                                                                   2,266           (887)

Interest (expense) income net:
     Interest to related party                                                                   (350)          (351)
     Other                                                                                         22             10
                                                                                           -----------    -----------

Income (loss) before minority interest                                                          1,938         (1,228)
Minority interest                                                                                (199)           121
                                                                                           -----------    -----------
Net income (loss)                                                                            $  1,739      $  (1,107)
                                                                                           ===========    ===========


   See accompanying notes to condensed consolidated financial statements.

                            ARGOSY OF LOUISIANA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                               THREE MONTHS ENDED
                                                                          ---------------------------
                                                                           MARCH 31,       MARCH 31,
                                                                             1999            1999
                                                                          -----------     -----------
                                                                          (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                           $  1,739       $  (1,107)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                              1,025           1,344
     Amortization                                                                 27              27
     Minority interest                                                           199            (121)
     Changes in operating assets and liabilities:
          Other current assets                                                   615             (65)
          Accounts payable                                                      (343)            (46)
          Other accrued liabilities                                              642             310
                                                                          -----------     -----------
          Net cash provided by operating activities                            3,904             342
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (562)           (560)
                                                                          -----------     -----------
     Net cash used in investing activities                                      (562)           (560)
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                                 (8)            (38)
(Decrease) increase in due to affiliates                                      (2,293)          1,283
                                                                          -----------     -----------
     Net cash (used in) provided by financing activities                      (2,301)          1,245
                                                                          -----------     -----------

Net increase in cash and cash equivalents                                      1,041           1,027
Cash and cash equivalents, beginning of period                                 4,192           3,025
                                                                          -----------     -----------
Cash and cash equivalents, end of period                                     $ 5,233         $ 4,052
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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

2.     COMMITMENTS

       In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at March 31, 2000, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                              MARCH 31,             DECEMBER 31,
                                                                                2000                   1999
                                                                          -----------------    ---------------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $ 5,223                $   4,182
     Other current assets                                                            1,359                    1,974
                                                                          -----------------    ---------------------
          Total current assets                                                       6,582                    6,156

NET PROPERTY AND EQUIPMENT                                                          39,085                   39,548

OTHER ASSETS                                                                         1,569                    1,596
                                                                          -----------------    ---------------------

TOTAL ASSETS                                                                       $47,236                $  47,300
                                                                          =================    =====================

CURRENT LIABILITIES:
     Accounts payable                                                               $  428                 $    771
     Other accrued liabilities                                                       4,646                    4,415
     Accrued interest-related party                                                  4,056                    3,706
     Due to affiliates                                                               5,104                    7,397
     Notes payable and current maturities of long-term
       debt-related party                                                           16,687                   16,687
                                                                          -----------------    ---------------------
          Total current liabilities                                                 30,921                   32,976

LONG-TERM DEBT-RELATED PARTY                                                         2,684                    2,684
PARTNERS' EQUITY                                                                    13,631                   11,640
                                                                          -----------------    ---------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                             $47,236                $  47,300
                                                                          =================    =====================


            See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                                          THREE MONTHS ENDED
                                                                          ---------------------------------------------------
                                                                                   MARCH 31,                   MARCH 31,
                                                                                      2000                       1999
                                                                          -----------------------------    ------------------
                                                                                  (UNAUDITED)                 (UNAUDITED)
REVENUES:
     Casino                                                                                    $17,674               $12,579
     Food, beverage and other                                                                    1,591                 1,297
                                                                          -----------------------------    ------------------
                                                                                                19,265                13,876
     Less promotional allowances                                                                (1,034)                 (850)
                                                                          -----------------------------    ------------------
Net revenues                                                                                    18,231                13,026
                                                                          -----------------------------    ------------------

COSTS AND EXPENSES
     Casino                                                                                      8,310                 7,439
     Food, beverage and other                                                                    1,242                 1,117
     Other operating expenses                                                                    1,322                 1,211
     Selling, general and administrative                                                         3,986                 2,752
     Depreciation and amortization                                                               1,052                 1,371
                                                                          -----------------------------    ------------------
                                                                                                15,912                13,890
                                                                          -----------------------------    ------------------
Income (loss) from operations                                                                    2,319                  (864)
                                                                          -----------------------------    ------------------
INTEREST (EXPENSE) INCOME (NET):
     Related parties                                                                              (350)                 (351)
     Other                                                                                          22                    10
                                                                          -----------------------------    ------------------
                                                                                                  (328)                 (341)
                                                                          -----------------------------    ------------------
Net income (loss)                                                                             $  1,991             $  (1,205)
                                                                          =============================    ==================


     See accompanying notes to condensed financial statements.

                     CATFISH QUEEN PARTNERSHIP IN COMMENDAM
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                            THREE MONTHS ENDED
                                                                          ----------------------------------------------------
                                                                                   MARCH 31,                   MARCH 31,
                                                                                      2000                        1999
                                                                          -----------------------------    -------------------
                                                                                  (UNAUDITED)                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                            $   1,991             $  (1,205)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                                                1,025                  1,344
     Amortization                                                                                   27                     27
     Changes in operating assets and liabilities:
          Other current assets                                                                     615                   (65)

          Accounts payable                                                                       (343)                   (46)

          Accrued interest to related parties                                                      350                    351
          Other accrued liabilities                                                                239                   (64)

                                                                          -----------------------------    -------------------
     Net cash provided by operating activities                                                   3,904                    342
                                                                          -----------------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                               (562)                  (560)
                                                                          -----------------------------    -------------------
     Net cash used in investing activities                                                        (562)                  (560)
                                                                          -----------------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on installment contracts                                                                   (8)                   (38)
(Decrease) increase in due to affiliates                                                        (2,293)                 1,283
                                                                          -----------------------------    -------------------
     Net cash (used in) provided by financing activities                                        (2,301)                 1,245
                                                                          -----------------------------    -------------------
Net increase in cash and cash equivalents                                                        1,041                  1,027
Cash and cash equivalents, beginning of period                                                   4,182                  3,025
                                                                          -----------------------------    -------------------
Cash and cash equivalents, end of period                                                      $  5,223               $  4,052
                                                                          =============================    ===================

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

       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.     COMMITMENTS

       In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Partnership are pledged as collateral, and the Partnership is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at March 31, 2000, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Partnership is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Partnership. The Partnership is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                             JAZZ ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                                   MARCH 31,               DECEMBER 31,
                                                                                     2000                      1999
                                                                              --------------------     --------------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                            $    55                  $     46
     Other current assets                                                                      62                       104
                                                                              --------------------     ---------------------
        Total current assets                                                                  117                       150

NET PROPERTY AND EQUIPMENT                                                                 50,133                    50,631
GOODWILL, NET                                                                              18,592                    18,728
NOTE RECEIVABLE                                                                             1,892                     1,892
OTHER ASSETS                                                                                1,489                     1,303
                                                                              --------------------     ---------------------

TOTAL ASSETS                                                                            $  72,223                 $  72,704
                                                                              ====================     =====================

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                           $   3,139                 $   2,923
     Current maturities of long-term debt                                                     604                       604
                                                                              --------------------     ---------------------
        Total current liabilities                                                           3,743                     3,527
                                                                              --------------------     ---------------------

LONG-TERM DEBT                                                                              5,729                     5,883
LONG-TERM DEBT - RELATED PARTY                                                             75,860                    76,147
STOCKHOLDER'S DEFICIT
     Common stock, no par value, 100,000 shares authorized, 200 shares
        issued and outstanding                                                                  -                         -
     Accumulated deficit                                                                  (13,109)                  (12,853)
                                                                              --------------------     ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                             $  72,223                 $  72,704
                                                                              ====================     =====================


           See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                                          THREE MONTHS ENDED
                                                                        -----------------------------------------------------
                                                                                   MARCH 31,                    MARCH 31,
                                                                                    2000                          1999
                                                                        -----------------------------     -------------------
                                                                                (UNAUDITED)                  (UNAUDITED)
REVENUES:
     Lease revenue                                                                          $  1,060                 $   757
     Rent revenue                                                                                 57                     120
                                                                        -----------------------------     -------------------
                                                                                               1,117                     877
                                                                        -----------------------------     -------------------

COSTS AND EXPENSES:
     Operating expenses                                                                          268                     277
     Selling, general and administrative                                                         437                     399
     Depreciation and amortization                                                               675                     675
                                                                        -----------------------------     -------------------
                                                                                               1,380                   1,351
                                                                        -----------------------------     -------------------

Loss from operations                                                                            (263)                   (474)

OTHER EXPENSE:
     Interest expense                                                                           (192)                   (206)
     Equity in income (loss) of unconsolidated partnership                                       199                    (121)

                                                                        -----------------------------     -------------------
Net loss                                                                                    $   (256)              $    (801)
                                                                        =============================     ===================

            See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                      THREE MONTHS ENDED
                                                                        ----------------------------------------------------------
                                                                                 MARCH 31,                       MARCH 31,
                                                                                    2000                           1999
                                                                        -----------------------------     ------------------------
                                                                                (UNAUDITED)                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                 $      (256)                  $     (801)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                                                526                          526
     Amortization                                                                                149                          149
     Equity in (income) loss of unconsolidated partnership                                      (199)                         121
     Other current assets                                                                         42                           44
     Accounts payable and accrued liabilities                                                    216                          (20)
                                                                        -----------------------------     ------------------------
          Net cash provided by operating activities                                              478                           19
                                                                        -----------------------------     ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                        (28)                           -
                                                                        -----------------------------     ------------------------
          Net cash used in investing activities                                                  (28)                           -
                                                                        -----------------------------     ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                                       (154)                        (164)
     (Payments to) advances from affiliate                                                      (287)                         179
                                                                        -----------------------------     ------------------------
          Net cash (used in) provided by financing activities                                   (441)                          15
                                                                        -----------------------------     ------------------------
Net increase in cash and cash equivalents                                                          9                           34

Cash and cash equivalents, beginning of period                                                    46                            -
                                                                        -----------------------------     ------------------------
Cash and cash equivalents, end of period                                                   $      55                    $      34
                                                                        =============================     ========================

          See accompanying notes to condensed financial statements.

                             JAZZ ENTERPRISES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Jazz Enterprises, Inc., ("Jazz" or "the Company") a Louisiana corporation and a wholly owned subsidiary of Argosy Gaming Company ("Argosy") was incorporated for the purpose of developing a riverboat gaming operation and an entertainment complex known as "Catfish Town" in Baton Rouge, Louisiana.

       The Company entered into a partnership ("Partnership") with Argosy of Louisiana, Inc. (a wholly owned subsidiary of Argosy) ("ALI") in which the Company owns 10% and ALI owns 90%, to operate a riverboat casino in Baton Rouge, Louisiana.

       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals.

2.     COMMITMENTS

       In June 1996, Argosy issued $235 million of 13 1/4% First Mortgage Notes, due 2004 ("Mortgage Notes"). The assets of the Company are pledged as collateral, and the Company is a guarantor, under the terms of the Mortgage Notes. As part of a refinancing, in June 1999, Argosy retired through a tender offer $212.7 million of its Mortgage Notes and at March 31, 2000, $22.2 million of the Mortgage Notes remain outstanding. On June 8, 1999, Argosy issued $200 million Senior Secured Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year, $200 million Senior Secured revolving bank credit agreement ("Credit Facility"). The Company is a named borrower under the Credit Facility and borrowings are secured by substantially all of the assets of the Company. The Company is a guarantor, under the terms of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of Argosy, including borrowings under the Credit Facility.

                           THE INDIANA GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                             MARCH 31,                DECEMBER 31,
                                                                               2000                       1999
                                                                       ----------------------    -----------------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   23,692                 $   29,979
     Other current assets                                                              1,978                      1,619
                                                                       ----------------------    -----------------------
        Total current assets                                                          25,670                     31,598
                                                                       ----------------------    -----------------------

NET PROPERTY AND EQUIPMENT                                                           185,949                    187,685
OTHER ASSETS:
     Due from affiliate                                                                    -                      1,553
     Intangible assets, net                                                           27,780                     28,121
                                                                       ----------------------    -----------------------
        Total other assets                                                            27,780                     29,674
                                                                       ----------------------    -----------------------

TOTAL ASSETS                                                                      $  239,399                 $  248,957
                                                                       ======================    =======================


CURRENT LIABILITIES:
     Accounts payable                                                             $    3,926                 $    3,278
     Accrued interest and dividends payable-related parties                              484                        765
     Other accrued liabilities                                                        18,153                     29,769
     Income taxes payable                                                             54,986                     48,266
     Current maturities of long-term debt                                              9,822                      9,822
                                                                       ----------------------    -----------------------
        Total current liabilities                                                     87,371                     91,900
                                                                       ----------------------    -----------------------

LONG-TERM DEBT                                                                        32,597                     37,022
DEFERRED INCOME TAXES                                                                    750                        408
MINORITY INTERESTS                                                                    50,953                     45,724

STOCKHOLDER'S EQUITY:
     Common stock - $.01 par value, 1,000 shares authorized
         issued and outstanding                                                            -                          -
     Retained earnings                                                                67,728                     73,903
                                                                       ----------------------    -----------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $  239,399                 $  248,957
                                                                       ======================    =======================


     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                                                     THREE MONTHS ENDED
                                                                      ----------------------------------------------------
                                                                               MARCH 31,                   MARCH 31,
                                                                                  2000                        1999
                                                                      -----------------------------    -------------------
                                                                              (UNAUDITED)                 (UNAUDITED)
REVENUES:
     Casino                                                                               $ 85,840               $ 73,079
     Admissions                                                                              4,988                  4,278
     Food, beverage and other                                                                9,147                  7,523
                                                                      -----------------------------    -------------------
                                                                                            99,975                 84,880
     Less promotional allowances                                                            (8,173)                (6,411)
                                                                      -----------------------------    -------------------
Net revenues                                                                                91,802                 78,469
                                                                      -----------------------------    -------------------

COST AND EXPENSES:
     Casino                                                                                 34,716                 30,368
     Food, beverage and other                                                                5,708                  5,006
     Other operating expenses                                                                2,314                  2,023
     Selling, general and administrative                                                    14,844                 11,873
     Depreciation and amortization                                                           3,521                  3,328
     Management fees-related parties                                                         1,711                  1,460
                                                                      -----------------------------    -------------------
                                                                                            62,814                 54,058
                                                                      -----------------------------    -------------------
Income from operations                                                                      28,988                 24,411
                                                                      -----------------------------    -------------------

OTHER INCOME (EXPENSE):
     Interest income                                                                            72                     99
     Interest expense                                                                       (1,437)                (2,172)
                                                                      -----------------------------    -------------------
                                                                                            (1,365)                (2,073)
                                                                      -----------------------------    -------------------
Income before minority interests and income taxes                                           27,623                 22,338
Minority interests                                                                         (10,045)                (7,693)
Income tax expense                                                                          (7,062)                (5,880)
                                                                      -----------------------------    -------------------
Net income                                                                               $  10,516               $  8,765
                                                                      =============================    ===================

     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                       THREE MONTHS ENDED
                                                                          ----------------------------------------------------
                                                                                   MARCH 31,                    MARCH 31,
                                                                                      2000                        1999
                                                                          -----------------------------     ------------------
                                                                                  (UNAUDITED)                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                   $  10,516               $  8,765
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation                                                                               3,169                  2,982
      Amortization                                                                                 352                    346
      Deferred income taxes                                                                        342                    343
      Minority interests                                                                        10,045                  7,693
   Changes in operating assets and  liabilities:
           Other current assets                                                                   (359)                   282
           Accounts payable                                                                        648                   (664)
           Accrued interest and dividends payable to related parties                               (12)                   (21)
           Accrued liabilities                                                                  (4,895)                   313
                                                                          -----------------------------     ------------------
           Net cash provided by operating activities                                            19,806                 20,039
                                                                          -----------------------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                                       (1,444)                  (919)
                                                                          -----------------------------     ------------------
           Net cash used in investing activities                                                (1,444)                  (919)
                                                                          -----------------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt and installment contracts                                      (1,316)                (1,798)
     Decrease (increase) in due from affiliates                                                  1,553                (14,249)
     Repayment of partnership loans                                                             (3,110)                (3,368)
     Payment of preferred equity return and dividends to partner                                (1,037)                (1,123)
     Partnership equity distributions                                                           (4,048)                (3,424)
     Payment of dividends                                                                      (16,691)                     -
                                                                          -----------------------------     ------------------
           Net cash used in financing activities                                               (24,649)               (23,962)
                                                                          -----------------------------     ------------------
Net decrease in cash and cash equivalents                                                       (6,287)                (4,842)
Cash and cash equivalents, beginning of period                                                  29,979                 25,491
                                                                          -----------------------------     ------------------
Cash and cash equivalents, end of period                                                      $ 23,692               $ 20,649
                                                                          =============================     ==================

     See accompanying notes to condensed consolidated financial statements.

                             INDIANA GAMING COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                               TOTAL
                                                   COMMON      RETAINED     STOCKHOLDERS'
                                        SHARES     STOCK       EARNINGS        EQUITY
                                        ------     -------     ---------    -------------
Balance, December 31, 1999               1,000     $    -      $  73,903     $   73,903
     Net income                              -          -         10,516         10,516
     Dividends                               -          -        (16,691)       (16,691)
                                        ------     -------     ---------    -------------

Balance, March 31, 2000                  1,000     $    -      $  67,728     $   67,728
                                        ======     ========    =========    =============

     See accompanying notes to condensed consolidated financial statements.

                           THE INDIANA GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Indiana Gaming Company, a wholly owned subsidiary of Argosy Gaming Company ("Argosy") (collectively with its controlled partnership Indiana Gaming Company L.P. ("Partnership") "the Company") was formed effective April 11, 1994 to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Company is a 57.5% general partner in the Partnership, together with, two limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner and Centaur, Inc., a 13.5% limited partner.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Argosy's Annual Report on Form 10-K (File No. 1-11853).
The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

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

       TERMINATION OF LAWRENCEBURG PARTNERSHIP-Under terms of the Lawrenceburg partnership agreement, effective December 10, 1999, each limited partner had the right ("Put Rights") to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). On April 28, 2000, Conseco notified the other partners ("Non-Selling Partners") that it was exercising it's irrevocable Put Right to sell its limited partnership interest. Under terms of the partnership agreement, the Partners have until June 27, 2000 to negotiate a sales price. If a price cannot be agreed upon by June 27, 2000, then Conseco and the Non-Selling Partners will each hire appraisers to determine the purchase price. Upon the conclusion of this process, if the Non-Selling Partners elect not to pay appraised value, the Indiana Partnership must be sold in its entirety. There is no provision to preclude any of the Non-Selling Partners from bidding for the Indiana Partnership in this event.

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

                          INDIANA GAMING COMPANY, L.P.
                            CONDENSED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                               MARCH 31,                DECEMBER 31,
                                                                                 2000                      1999
                                                                        -----------------------    ----------------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  23,692                 $  29,979
     Other current assets                                                                1,584                     1,225
                                                                        -----------------------    ----------------------
        Total current assets                                                            25,276                    31,204
                                                                        -----------------------    ----------------------

NET PROPERTY AND EQUIPMENT                                                             184,754                   186,477

INTANGIBLE ASSETS, NET                                                                  27,780                    28,121
                                                                        -----------------------    ----------------------

TOTAL ASSETS                                                                        $  237,810                $  245,802
                                                                        =======================    ======================

CURRENT LIABILITIES:
     Accounts payable                                                                $   4,855                 $   3,278
     Accrued interest and dividends payable-related parties                              1,161                     1,847
     Other accrued liabilities                                                          17,978                    29,782
     Due to affiliates                                                                     204                       953
     Current maturities of long-term debt                                               17,875                    17,875
                                                                        -----------------------    ----------------------
        Total current liabilities                                                       42,073                    53,735
                                                                        -----------------------    ----------------------

LONG-TERM DEBT                                                                          60,599                    69,234
PARTNERS' EQUITY:
     General partner                                                                    84,236                    77,160
     Limited partners                                                                   50,902                    45,673
                                                                        -----------------------    ----------------------
        Total partners' equity                                                         135,138                   122,833
                                                                        -----------------------    ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $  237,810                $  245,802
                                                                        =======================    ======================


           See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                         CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)

                                                                                      THREE MONTHS ENDED
                                                                        -------------------------------------------------------
                                                                                 MARCH 31,                     MARCH 31,
                                                                                    2000                          1999
                                                                        -----------------------------     ---------------------
                                                                                (UNAUDITED)                   (UNAUDITED)
REVENUES:
     Casino                                                                                $  85,840                 $  73,079
     Admissions                                                                                4,988                     4,278

     Food, beverage and other                                                                  9,147                     7,523
                                                                        -----------------------------     ---------------------
                                                                                              99,975                    84,880
     Less promotional allowances                                                              (8,173)                   (6,411)
                                                                        -----------------------------     ---------------------
Net revenues                                                                                  91,802                    78,469
                                                                        -----------------------------     ---------------------

COST AND EXPENSES:
     Casino                                                                                   34,716                    30,368
     Food, beverage and other                                                                  5,708                     5,006
     Other operating expenses                                                                  2,314                     2,023
     Selling, general and administrative                                                      14,844                    11,873
     Depreciation and amortization                                                             3,507                     3,315
     Management fees-related parties                                                           4,278                     3,650
                                                                        -----------------------------     ---------------------
                                                                                              65,367                    56,235
                                                                        -----------------------------     ---------------------
Income from operations                                                                        26,435                    22,234
                                                                        -----------------------------     ---------------------

OTHER INCOME (EXPENSE):
     Interest income                                                                              72                        99
     Interest expense                                                                         (2,871)                   (4,233)
                                                                        -----------------------------     ---------------------
                                                                                              (2,799)                   (4,134)
                                                                        -----------------------------     ---------------------
Net income prior to preferred equity return                                                   23,636                    18,100
Preferred equity return                                                                       (1,071)                   (1,322)
                                                                        -----------------------------     ---------------------
Net income attributable to common equity partners                         $                   22,565       $            16,778
                                                                        =============================     =====================


           See accompanying notes to condensed financial statements.

                          INDIANA GAMING COMPANY, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                   THREE MONTHS ENDED
                                                                     ------------------------------------------------------
                                                                               MARCH 31,                    MARCH 31,
                                                                                 2000                          1999
                                                                     ------------------------------     -------------------
                                                                              (UNAUDITED)                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $ 22,565                $ 16,778
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                         3,155                   2,969
        Amortization                                                                           352                     346
        Accrued preferred equity dividends                                                   1,071                   1,322
     Changes in operating assets and liabilities:
        Due from affiliates                                                                    180                     161
        Other current assets                                                                  (358)                    281
        Accounts payable                                                                       648                    (660)
        Accrued interest payable to related parties                                            (53)                    689
        Accrued liabilities                                                                (11,805)                 (5,383)
                                                                     ------------------------------     -------------------
           Net cash provided by operating activities                                        15,755                  16,503
                                                                     ------------------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                                 (1,444)                   (919)
                                                                     ------------------------------     -------------------
           Net cash used in investing activities                                            (1,444)                   (919)
                                                                     ------------------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITES:
        Payments on installment contracts                                                   (1,316)                   (894)
        Payment of preferred return to partners                                             (1,703)                 (2,643)
        Payment of preferred equity principal to partner                                      (736)                      -
        Partnership equity distributions                                                    (9,524)                 (8,056)
        Payments on long-term debt and partner loans                                        (7,319)                 (8,833)
                                                                     ------------------------------     -------------------
           Net cash used in financing activities                                           (20,598)                (20,426)
                                                                     ------------------------------     -------------------
Net decrease in cash and cash equivalents                                                   (6,287)                 (4,842)
Cash and cash equivalents,  beginning of period                                             29,979                  25,491
                                                                     ------------------------------     -------------------
Cash and cash equivalents,  end of period                                                 $ 23,692                $ 20,649
                                                                     ==============================     ===================

        See accompanying notes to condensed financial statements.

                             INDIANA GAMING COMPANY
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                              COMMON EQUITY                   PREFERRED EQUITY
                                     --------------------------------  ----------------------------
                                                                                                       TOTAL
                                      GENERAL   LIMITED                GENERAL  LIMITED               PARTNERS'
                                      PARTNER   PARTNERS     TOTAL     PARTNER  PARTNERS   TOTAL        EQUITY
                                     ---------  ---------  ----------  -------  --------  ---------  ----------

Balance, December 31, 1999           $ 59,470   $ 32,597    $ 92,067   $17,690  $13,076   $ 30,766    $122,833
     Net income prior to
         preferred equity return       13,591     10,045      23,636         -        -          -      23,636
     Preferred equity return             (616)      (455)     (1,071)      616      455      1,071           -
     Accrued preferred equity
         distribution                       -          -           -      (616)    (455)    (1,071)     (1,071)
     Preferred equity principal
         repayments                         -          -           -      (423)    (313)      (736)       (736)
     Common equity distributions       (5,476)    (4,048)     (9,524)        -        -          -      (9,524)
                                     ---------  ---------  ----------  -------  --------  ---------  ----------

Balance, March 31, 2000              $ 66,969    $38,139   $ 105,108   $17,267  $12,763   $ 30,030   $ 135,138
                                     =========  =========  ==========  =======  ========  =========  ==========


     See accompanying notes to condensed consolidated financial statements.

                          INDIANA GAMING COMPANY, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (In Thousands)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Indiana Gaming Company, L.P. ("Partnership"), an Indiana limited partnership was formed to provide riverboat gaming and related entertainment in Lawrenceburg, Indiana. The Partnership is comprised of a 57.5% general partner, The Indiana Gaming Company ("General Partner"), a wholly owned subsidiary of Argosy Gaming Company, ("Argosy"), and two limited partners including, Conseco Entertainment, L.L.C., ("Conseco") a 29% limited partner, Centaur, Inc., a 13.5% limited partner.

       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Argosy's Annual Report on Form 10-K (File No. 1-11853). The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated. Such adjustments include only normal recurring accruals. Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

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

       TERMINATION OF PARTNERSHIP-Under terms of the Lawrenceburg partnership agreement, effective December 10, 1999, each limited partner had the right ("Put Rights") to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). On April 28, 2000, Conseco informed the other partners ("Non-Selling Partners") that it was exercising it's irrevocable Put Right to sell it's limited partnership interest. Under terms of the partnership agreement, the Partners have until June 27, 2000 to negotiate a price. If a price cannot be agreed upon by June 27, 2000, then Conseco and the Non-Selling Partners will each hire appraisers to determine the purchase price. Upon the conclusion of this process, if the Non-Selling Partners elect not to pay appraised value, the Indiana Partnership must be sold in its entirety. There is no provision to preclude any of the Non-Selling Partners from bidding for the Indiana Partnership in this event.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       EXCEPT WHERE OTHERWISE NOTED, THE WORDS, "WE," "US," "OUR" AND SIMILAR TERMS, AS WELL AS REFERENCES TO "ARGOSY" OR THE "COMPANY" REFER TO ARGOSY GAMING COMPANY AND ALL OF ITS SUBSIDIARIES.

OVERVIEW

       We, through our subsidiaries or joint ventures, own and operate the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.

       Our results of operations for the three months ended March 31, 2000 reflect increases in both revenues and operating income at all of our casino properties over 1999 amounts. This improvement is attributable to the successful implementation of our operating strategy, which has been developed with the goal to position us as the premier riverboat casino operator, and to favorable regulatory changes in Illinois, Louisiana and Missouri.

       Our ability to recover the carrying value of our long-lived assets in Baton Rouge is dependent on several factors, including maintaining the current level of operating results and the competitive environment. If we do not achieve anticipated operating results, or if we experience significant deterioration in our operating results or the competitive environment, management's evaluation of recoverability could change and we could record an impairment loss amounting to a substantial portion of our $115 million investment in Baton Rouge.

       During December 1999, we replaced our landing facility at our Alton property. We are currently evaluating the future use of the replaced assets, which may include utilization at one of our other operations or the sale of the assets. If these assets are sold, a loss could be recorded for a substantial portion of the $6.9 million remaining net book value.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

                                                                          THREE MONTHS ENDED
                                                     -----------------------------------------------------------
                                                              MARCH 31,                       MARCH 31,
                                                                 2000                            1999
                                                     -----------------------------     -------------------------
                                                             (UNAUDITED)                     (UNAUDITED)
CASINO REVENUES
     Alton Belle Casino                                               $    28,188                   $    18,109
     Argosy Casino - Riverside                                             24,830                        19,198
     Argosy Casino - Baton Rouge                                           17,674                        12,579
     Belle of Sioux City Casino                                             8,996                         6,163
     Argosy Casino - Lawrenceburg                                          85,840                        73,079
                                                     -----------------------------     -------------------------
          Total                                                       $   165,528                   $   129,128
                                                     =============================     =========================

NET REVENUES
     Alton Belle Casino                                               $    29,162                   $    18,993
     Argosy Casino - Riverside                                             26,129                        20,415
     Argosy Casino - Baton Rouge                                           18,231                        13,026
     Belle of Sioux City Casino                                             9,240                         6,369
     Argosy Casino - Lawrenceburg                                          91,802                        78,469
     Other                                                                    253                           119
                                                     -----------------------------     -------------------------
          Total                                                       $   174,817                   $   137,391
                                                     =============================     =========================

INCOME (LOSS) FROM OPERATIONS(1)
     Alton Belle Casino                                                $    8,433                    $    3,982
     Argosy Casino - Riverside                                              4,717                         2,035
     Argosy Casino - Baton Rouge                                            3,379                          (107)
     Belle of Sioux City Casino                                             1,549                           845
     Argosy Casino - Lawrenceburg                                          29,002                        24,424
     Corporate (3)                                                         (3,582)                       (5,026)
     Jazz Enterprises, Inc.                                                (1,323)                       (1,231)
     Other                                                                   (252)                         (331)
                                                     -----------------------------     -------------------------
          Total                                                       $    41,923                   $    24,591
                                                     =============================     =========================

EBITDA(1)(2)
     Alton Belle Casino                                                $    9,986                    $    5,008
     Argosy Casino - Riverside                                              6,072                         3,494
     Argosy Casino - Baton Rouge                                            4,431                         1,264
     Belle of Sioux City Casino                                             1,916                         1,125
     Argosy Casino - Lawrenceburg                                          34,220                        29,199
     Lawrenceburg financial advisory fee (4)                               (1,711)                       (1,460)
     Corporate (3)                                                         (3,487)                       (5,019)
     Jazz Enterprises, Inc.                                                  (648)                         (556)
     Other                                                                    (21)                            9
                                                     -----------------------------     -------------------------
          Total                                                       $    50,758                   $    33,064
                                                     =============================     =========================

                              ARGOSY GAMING COMPANY
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

(1) Income from operations and EBITDA are presented before consideration of any management fee paid to us and in the case of Sioux City and Lawrenceburg before the 30% and 42.5% minority interests, respectively.

(2) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity). EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. We have other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

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

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

       CASINO--Casino revenues for the three months ended March 31, 2000 increased by $36.4 million to $165.5 million from $129.1 million for the three months ended March 31, 1999. The Western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 42% increase in casino revenues from $56.0 to $79.7 million. In particular, Alton casino revenues increased from $18.1 to $28.2 million, Riverside casino revenues increased from $19.2 to $24.8 million, Sioux City casino revenues increased from $6.2 to $9.0 million, and Baton Rouge casino revenues increased from $12.6 to $17.7 million. The Lawrenceburg casino generated total casino revenues of $85.8 million for the three months ended March 31, 2000 an increase of $12.8 million over the three months ended March 31, 1999. Each of our casinos reported increases in passengers as well as an increase in the average win per passenger for the three months ended March 31, 2000 versus March 31, 1999.

       Casino expenses increased to $71.7 million for the three months ended March 31, 2000 from $59.5 million for the three months ended March 31, 1999. This increase is due to increased gaming and admission taxes at all properties totaling $8.7 million and increases in other casino expenses of $3.5 million at all properties due to increases in overall revenues and admissions at all properties.

       ADMISSIONS--Admissions revenues (net of complimentary admissions) increased slightly by $0.2 million to $1.7 million.

       FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $2.9 million to $16.5 million for the three month period ended March 31, 2000. This increase is primarily attributable to a $1.6 million increase at Lawrenceburg and a $0.6 million increase at Alton. All properties experienced increases in food, beverage and other revenues. Food, beverage and other net profit improved $1.5 million to $5.4 million for the three months ended March 31, 2000.

       The Lawrenceburg hotel generated, $0.9 million in net revenues and $0.3 million of operating profit. The hotel occupancy percentage was 85% and the average daily room rate including promotional allowances was $84.

       OTHER OPERATING EXPENSES--Other operating expenses increased by $1.0 million to $7.6 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to increases attributable to the overall increase in revenues.

       SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $5.0 million to $33.7 million for the three months ended March 31, 2000 due primarily to an increase of $2.9 million at Lawrenceburg due to additional payments to the city due to increased gaming revenue and $3.1 million at our other properties relating to expanded promotions. Corporate expenses for the three months ended March 31, 1999 included $1.8 million due to expenses related to a severance package and settlement arrangement.

       DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $0.3 million from $8.5 million for the three months ended March 31, 1999 to $8.8 million for the three months ended March 31, 2000.

       INTEREST EXPENSE--Net interest expense decreased $3.6 million to $9.6 million for the three months ended March 31, 2000. This decrease is primarily attributable to a refinancing completed during June 1999 which lowered the average borrowing rate and average debt balances outstanding. We also reported a decrease in interest expense to a minority partner.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

       MINORITY INTEREST - Our minority interest expense increased by $2.5 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase is primarily attributable to improved income at our Indiana Partnership.

       INCOME TAX EXPENSE - During the three months ended March 31, 2000, and 1999, we recorded income tax expense at effective rates of 39% and 17%, respectively. Income tax expense for the three months ended March 31, 1999 was reduced by the utilization of net operating losses.

       NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS - We reported net income attributable to common shareholders of $13.4 million for the three months ended March 31, 2000, compared to $2.9 million for the three months ended March 31, 1999, due primarily to the factors discussed above.

COMPETITION

       Our Alton Casino faces competition from five other riverboat casino operators in the St. Louis area and expects the level of competition to remain intense in the future. Our Riverside Casino faces competition from three casino companies in the Kansas City area. Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa, from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market. In addition, The Indiana Partnership competes with a riverboat casino in the Louisville, Kentucky area approximately 100 miles from our Lawrenceburg facility and a competing riverboat is expected to open approximately 45 miles from our Lawrenceburg facility in the third quarter of 2000. There could be further unanticipated competition in any market which we operate as a result of legislative changes or other events. We expect each market in which we participate, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

       In the three months ended March 31, 2000, we generated cash flows from operating activities of $33.6 million compared to $30.2 million for the same period in 1999. This increase is attributable to improved operations at each of our five casino locations.

       In the three months ended March 31, 2000, we used cash flows for investing activities of $5.9 million versus $4.1 million for the three months ended March 31, 1999. The primary use of funds in 2000 was construction in progress for the Baton Rouge hotel of $2.5 million. In the three months ended March 31, 1999, we used cash flows for investing activities of $4.1 million.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

       During the three months ended March 31, 2000, we used $28.4 million in cash flows for financing activities compared to using $10.0 million of cash flows for financing activities for the same period in 1999. The uses of cash flows in both 2000 and 1999 were to repay loans, partner distributions related to the Lawrenceburg partnership and for payments on other long term debt.

       At March 31, 2000, we had approximately $46.3 million of cash and cash equivalents, including approximately $23.7 million held at the Indiana Partnership. In addition, we have placed in escrow $25.2 million to fund interest payments, redemption premium and principal for the $22.2 million of Mortgage Notes that were not tendered in our June 1999 refinancing but which will be redeemed in June 2000. At March 31, 2000, we had outstanding $200 million of Senior Subordinated Notes, which were issued in June 1999 and are due in June 2009 and $85.0 million on a senior secured revolving credit facility. As of May 9, 2000 availability under the credit facility was approximately $120.0 million.

       We have made a significant investment in property and equipment and plan to make significant additional investments at certain of its existing properties. In 2000, we expect maintenance capital expenditures primarily related to the purchase of new gaming product and facility enhancements to be approximately $20.0 million, and expenditures related to the Baton Rouge hotel to be approximately $18.0 million.

       On April 28, 2000, we received notice that Conseco Entertainment, L.L.C., a 29% limited partner in the Indiana Partnership was exercising their put rights under terms of the Lawrenceburg Partnership agreement. Ultimately we will have the right to purchase our pro rata share of the selling partner's interest. If we elect to purchase the minority interest, we will be required to fund a portion of the purchase by obtaining additional debt or equity financing. No assurance can be given that we would be able to obtain such additional financing on favorable terms.

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

and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to the Company. The suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have filed a Peremptory Exception of No Cause of Action, Peremption and Prescription and Exception of Lis Pendens in response to Capitol House's state court suit. A hearing on these exceptions was held June 1, 1998. The Court granted the exception and dismissed the suit as to Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. The Court denied the exception as to Jazz and the Former Jazz Shareholders. On behalf of Jazz and the Former Jazz Shareholders, a supervisory writ was filed with the First Circuit Court of Appeal, State of Louisiana, seeking a dismissal of the claims. Capitol House has also appealed the dismissal of the claims as to the other parties. On December 10, 1998, the Court of Appeal granted a hearing and then denied the supervisory writs of Jazz and the Former Jazz Shareholders and affirmed the ruling of the trial court. Jazz and the Former Jazz Shareholders filed a Motion for Rehearing before the Court of Appeal, which was ultimately denied. Thereafter, Jazz and the Former Jazz Shareholders filed a writ of certiorari to the Louisiana Supreme Court, which writ was also denied. Jazz and the Former Jazz Shareholders are now conducting discovery and intend to file additional exceptions and/or motions for summary judgment in the trial court. Capitol House's appeal of the trial court's dismissal of Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam was finally argued before the First Circuit, which reversed the trial court's ruling and overturned the defendants' peremptory exception of no cause of action thereby causing these defendants to return to this litigation. Argosy, Argosy of Louisiana and the Partnership have filed a writ or certiorari with the Louisiana Supreme Court which was eventually denied, and therefore, Argosy, Argosy of Louisiana and the Partnership will join with Jazz and the Former Jazz Shareholders to assert their additional defenses in this matter by various exceptions and/or motions for summary judgment. An adverse ruling in this matter could have a material adverse effect on the Company.


GAMEDEV OF SIOUX CITY, INC. F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY GAMING COMPANY AND IOWA GAMING COMPANY

         This suit was filed on June 11, 1998 in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks damages based on claims of breach of fiduciary duty and misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. On July 21, 1998, the defendants responded to the Petition by filing a motion to dismiss on the grounds that plaintiff's claims are derivative in nature, and that plaintiff has failed to comply with the demand requirements under Iowa limited partnership law. Also, plaintiff is not entitled to an equitable accounting because it has an adequate remedy at law. In response, on August 4, 1998, plaintiff filed a First Amended and Substituted Petition and added claims for fraudulent misrepresentation, breach of the partnership agreement, and breach of the management agreement. Defendants filed a motion to dismiss based on substantially similar grounds and requested a more specific statement on the claims for breach of contract. On September 25, 1998, the court denied the motion to dismiss and granted the request for a more specific statement. Plaintiff subsequently filed a Second Amended Petition on October 14, 1998. Plaintiff has since filed a Third and Fourth Amended Petition, adding a claim for fraudulent nondisclosure. The Court has denied in part and granted in part one of Argosy's motions for partial summary judgment. The Court has scheduled May 30, 2000 for the trial date. The parties are proceeding with final discovery and trial preparation. A settlement conference, if required, is set for May 24, 2000. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

INTERIM HOLDINGS, L.L.C. VS. ARGOSY GAMING COMPANY, ET AL

         On January 6, 2000, the Company was named as a defendant in a lawsuit filed by Interim Holdings, L.L.C., in the Circuit Court of St. Louis County, Missouri, in a case styled INTERIM HOLDINGS, L.L.C. V. ARGOSY GAMING COMPANY, ET AL.. The Company has removed the case to Federal court, and the federal court, on April 13, 2000, remanded the lawsuit back to the Circuit Court of St. Louis County, Missouri. The lawsuit is styled as a "bill in equity." It concerns a loan and consulting agreement entered into between Argosy and a Floyd Warmann and Interim Holdings, Inc., as part of Argosy's attempt to obtain lease rights for a gaming facility in downtown St. Louis. The complaint alleges that Argosy's consulting payments and loans to Warmann, in return for his working to obtain lease rights for a potential St. Louis gaming facility, defrauded the creditors of Warmann. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.


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

Date:    May 11, 2000              /s/ Dale R. Black
     -------------------------     --------------------------------------------
                                       Dale R. Black
                                       Vice President-Chief  Financial Officer