Form 10-Q
period 2000-06-30
ARGOSY GAMING CO
filed 2000-08-14
CIK 895385

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 28,346,604 shares of Common Stock, $.01 par value per share, as of August 11, 2000.

================================================================================

                             ARGOSY GAMING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)


                                                                               JUNE 30,      DECEMBER 31,
                                                                                2000              1999
                                                                             ------------    ------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                $  45,312      $  47,090
     Restricted cash in escrow                                                     --           25,244
     Other current assets                                                        14,799         28,083
                                                                              ---------      ---------
          Total current assets                                                   60,111        100,417
                                                                              ---------      ---------
NET PROPERTY AND EQUIPMENT                                                      397,379        405,205
                                                                              ---------      ---------

OTHER ASSETS:
     Goodwill and other intangible assets, net                                   56,409         58,543
     Other, net                                                                   9,905          2,695
                                                                              ---------      ---------
          Total other assets                                                     66,314         61,238
                                                                              ---------      ---------
TOTAL ASSETS                                                                  $ 523,804      $ 566,860
                                                                              =========      =========
CURRENT LIABILITIES:
     Accounts payable                                                         $   8,880      $  17,894
     Other current liabilities                                                   57,871         54,528
     Current maturities of long-term debt                                        10,426         32,668
                                                                              ---------      ---------
          Total current liabilities                                              77,177        105,090
                                                                              ---------      ---------

LONG-TERM DEBT                                                                  304,793        346,705
DEFERRED INCOME TAXES                                                             7,609          9,945
OTHER LONG-TERM OBLIGATIONS                                                         227            219
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES                        55,607         46,656

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized; 28,346,604 and
        28,325,106 shares issued and outstanding at
        June 30, 2000 and December 31, 1999, respectively                           283            283
     Capital in excess of par                                                    80,492         80,362
     Retained deficit                                                            (2,384)       (22,400)
                                                                              ---------      ---------
          Total stockholders' equity                                             78,391         58,245
                                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 523,804      $ 566,860
                                                                              =========      =========

     See accompanying notes to condensed consolidated financial statements.

                         ARGOSY GAMING COMPANY CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                             SIX MONTHS ENDED
                                                        ----------------------------
                                                          JUNE 30,         JUNE 30,
                                                           2000             1999
                                                        -----------      -----------
                                                        (UNAUDITED)      (UNAUDITED)
REVENUES:
     Casino                                               $ 330,276      $ 265,048
     Admissions                                               9,704          8,956
     Food, beverage and other                                32,734         27,672
                                                          ---------      ---------
                                                            372,714        301,676
     Less promotional allowances                            (24,473)       (19,684)
                                                          ---------      ---------
Net revenues                                                348,241        281,992
                                                          ---------      ---------

COSTS AND EXPENSES:
     Casino                                                 143,787        120,434
     Selling, general and administrative                     68,530         57,052
     Food, beverage and other                                22,730         19,879
     Other operating expenses                                14,956         13,251
     Depreciation and amortization                           18,049         17,091
     Write down of assets                                     6,800           --
                                                          ---------      ---------
                                                            274,852        227,707
                                                          ---------      ---------
Income from operations                                       73,389         54,285
                                                          ---------      ---------

OTHER INCOME (EXPENSE):
     Interest income                                            931          1,703
     Interest expense                                       (19,512)       (27,786)
                                                          ---------      ---------
                                                            (18,581)       (26,083)
                                                          ---------      ---------

Income before income taxes and minority interests            54,808         28,202
Minority interests                                          (20,238)       (16,390)
Income tax expense                                          (13,400)        (1,200)
                                                          ---------      ---------
Net income before extraordinary item                         21,170         10,612
Extraordinary loss on extinguishment of debt                 (1,154)       (34,760)
                                                          ---------      ---------
Net income (loss)                                            20,016        (24,148)
Preferred stock dividends and accretion                        --              (27)
                                                          ---------      ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS     $  20,016      $ (24,175)
                                                          =========      =========
BASIC INCOME PER SHARE BEFORE EXTRAORDINARY LOSS          $    0.75      $    0.38
Extraordinary loss                                            (0.04)         (1.26)
                                                          ---------      ---------
BASIC INCOME (LOSS) PER SHARE                             $    0.71      $   (0.88)
                                                          =========      =========
DILUTED INCOME PER SHARE BEFORE EXTRAORDINARY LOSS        $    0.73      $    0.38
Extraordinary loss                                            (0.04)         (1.22)
                                                          ---------      ---------
DILUTED INCOME (LOSS) PER SHARE                           $    0.69      $   (0.84)
                                                          =========      =========

     See accompanying notes to condensed consolidated financial statements.

                         ARGOSY GAMING COMPANY CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Data)

                                                           THREE MONTHS ENDED
                                                      ---------------------------
                                                        JUNE 30,        JUNE 30,
                                                         2000            1999
                                                      -----------     -----------
                                                      (UNAUDITED)     (UNAUDITED)
REVENUES:
     Casino                                            $ 164,749      $   135,920
     Admissions                                            4,716            4,678
     Food, beverage and other                             16,237           14,079
                                                       ---------      -----------
                                                         185,702          154,677
     Less promotional allowances                         (12,277)         (10,076)
                                                       ---------      -----------
Net revenues                                             173,425          144,601
                                                       ---------      -----------
COSTS AND EXPENSES:
     Casino                                               72,043           60,984
     Selling, general and administrative                  34,845           28,400
     Food, beverage and other                             11,671           10,242
     Other operating expenses                              7,386            6,663
     Depreciation and amortization                         9,213            8,618
     Write down of assets                                  6,800             --
                                                       ---------      -----------
                                                         141,958          114,907
                                                       ---------      -----------
Income from operations                                    31,467           29,694
                                                       ---------      -----------

OTHER INCOME (EXPENSE):
     Interest income                                         449              796
     Interest expense                                     (9,405)         (13,652)
                                                       ---------      -----------
                                                          (8,956)         (12,856)
                                                       ---------      -----------
Income before income taxes and minority interests         22,511           16,838
Minority interests                                        (9,860)          (8,547)
Income tax expense                                        (4,900)            (600)
                                                       ---------      -----------
Net income before extraordinary item                       7,751            7,691
Extraordinary loss on extinguishment of debt              (1,154)         (34,760)
                                                       ---------      -----------
NET INCOME (LOSS)                                          6,597          (27,069)
                                                       =========      ===========

BASIC INCOME PER SHARE BEFORE EXTRAORDINARY LOSS       $    0.27      $      0.27
Extraordinary loss                                         (0.04)           (1.24)
                                                       ---------      -----------
BASIC INCOME (LOSS) PER SHARE                          $    0.23      $     (0.97)
                                                       =========      ===========
DILUTED INCOME PER SHARE BEFORE EXTRAORDINARY LOSS     $    0.27      $      0.27
Extraordinary loss                                         (0.04)           (1.21)
                                                       ---------      -----------
DILUTED INCOME (LOSS) PER SHARE                        $    0.23      $     (0.94)
                                                       =========      ===========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)


                                                                          SIX MONTHS ENDED
                                                                    --------------------------
                                                                      JUNE 30,       JUNE 30,
                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income (loss)                                              $  20,016      $ (24,148)
     Adjustments to reconcile net  income (loss) to net cash
       provided by operating activities:
     Extraordinary loss                                                  1,154         34,760
     Depreciation                                                       16,782         15,754
     Amortization                                                        1,920          2,289
     Compensation expense recognized on issuance of stock                   39             56
     Write down of assets                                                6,800           --
     Minority interests                                                 20,238         16,390
     Deferred income taxes                                              10,195           --
     Changes in operating assets and liabilities:
     Other current assets                                                3,910          1,129
     Accounts payable and other current liabilities                     (5,789)         2,102
                                                                     ---------      ---------
          Net cash provided by operating activities                     75,265         48,332
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (17,960)       (12,113)
     Purchase of Minority Interest in Partnership                       (7,000)          --
                                                                     ---------      ---------
          Net cash used in investing activities                        (24,960)       (12,113)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt, installment contracts and other        (2,808)        (4,540)
     Repayment of partner loans                                         (9,167)        (8,639)
     Partnership equity distributions                                   (8,523)        (7,019)
     Repayment of partner capital contribution                          (1,890)          (289)
     Decrease (increase) in restricted cash held in escrow              25,244        (26,681)
     Proceeds from issuance of subordinated notes                         --          200,000
     (Repayment of) proceeds from line of credit                       (30,100)        25,000
     Repayment of long-term debt                                       (23,716)      (241,043)
     Payment of preferred equity return to partner                      (1,165)        (2,535)
     Other                                                                  42         (9,196)
                                                                     ---------      ---------
          Net cash used in financing activities                        (52,083)       (74,942)
                                                                     ---------      ---------
Net decrease in cash and cash equivalents                               (1,778)       (38,723)
Cash and cash equivalents, beginning of period                          47,090         89,857
                                                                     ---------      ---------
Cash and cash equivalents, end of period                             $  45,312      $  51,134
                                                                     =========      =========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)


                                                                                                       TOTAL
                                                        COMMON       CAPITAL IN       RETAINED     STOCKHOLDERS'
                                         SHARES          STOCK      EXCESS OF PAR     DEFICIT         EQUITY
                                       ----------     ----------    -------------   -----------    -------------
Balance, December 31, 1999             28,325,106     $      283     $   80,362     $  (22,400)     $   58,245
     Stock options exercised               21,498           --               91           --                91
     Restricted Stock
         compensation expense                --             --               39           --                39
     Net income for the six months
         ended June 30, 2000                 --             --             --           20,016          20,016
                                       ----------     ----------     ----------     ----------      ----------
Balance, June 30, 2000                 28,346,604     $      283     $   80,492     $   (2,384)     $   78,391
                                       ==========     ==========     ==========     ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (In Thousands, Except Share and Per Share Data)

1.   BASIS OF PRESENTATION

     Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through its subsidiaries or joint ventures, operates riverboat casinos in Alton, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Indiana Gaming Company, L.P., ("Indiana Partnership") is a limited partnership which owns the casino in Lawrenceburg, Indiana. The Company is the sole general partner, holds a 57.5% interest and manages the Indiana Partnership. Conseco Entertainment, L.L.C., a 29% partner in the Indiana Partnership, has exercised their right to sell their interest in the Indiana Partnership (See Note 6). During July 2000, the Company completed the purchase of the 30% minority interest in the Belle of Sioux City Casino for approximately $8 million. At June 30, 2000, the Company had placed $7 million in escrow to fund the initial purchase requirement. This amount is included in other assets in the accompanying condensed consolidated financial statements.

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

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


2.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                          JUNE 30,       DECEMBER 31,
                                                                            2000            1999
                                                                       -------------     -------------
Senior Subordinated Notes due June 2009,
      interest payable semi-annually at 10.75%                          $   200,000       $   200,000

Senior secured line of credit, expires June 2004,
      interest payable at least quarterly at either
      LIBOR or prime plus a margin                                           73,700           103,800

First Mortgage Notes due June 2004,
      interest payable semi-annually at 13.25%                                    -            22,242

Loans from partner, principal due in annual
      installments through 2004, interest payable
      at prime + 6%                                                          19,744            28,911

Notes payable, principal and interest payments due monthly through December
      2001, interest payable at prime + 1%, secured by gaming vessel
      and certain equipment                                                  15,602            17,933

Notes payable, principal and interest payments due
      quarterly through September 2015, discounted
      at 10.5%                                                                6,173             6,487
                                                                       -------------     -------------
                                                                            315,219           379,373
Less:  current maturities                                                    10,426            32,668
                                                                       -------------     -------------
Long-term debt, less current maturities                                 $   304,793       $   346,705
                                                                       =============     =============

     On June 8, 1999, the Company issued $200,000 of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year $200,000 Senior Secured revolving bank credit agreement ("Credit Facility"). The Credit Facility is secured by liens on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City casino are not co-borrowers nor are the assets pledged. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City Casino do not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


     In July 2000, the Company purchased the 30% minority interest in the Belle of Sioux City casino. During the third quarter of 2000, the Belle of Sioux City Partnership will become a co-borrower under the Credit Facility and will become a guarantor of the Subordinated Notes.

     The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company's common stock and the inccurrence of additional indebtedness, as well as other customary debt covenants. In addition, the Credit Facility requires the Company to maintain certain financial ratios.

     During June 2000, the Company redeemed the remaining outstanding $22.2 million 13 1/4% First Mortgage Notes due 2004. As required by the Credit Facility, the Company had $26.7 million in escrow to fund the remaining interest payments and June 2000 redemption. In connection with this early extinguishment of the Mortgage Notes, the Company recorded an extraordinary loss of $1.2 million. The extraordinary loss is net of an income tax benefit of $0.8 million.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                          SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                   ----------------------------    -----------------------------
                                                                      JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                        2000            1999            2000            1999
                                                                   -------------   ------------    ------------    --------------
                                                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
NUMERATOR:
Net income before extraordinary items                              $     21,170    $     10,612    $      7,751    $        7,691
Preferred stock dividends and accretion
                                                                           --               (27)           --                --
                                                                   ------------    ------------    ------------    --------------
Numerator for basic earnings per share -
       Income attributable to common shareholders                        21,170          10,585           7,751             7,691
Effect of dilutive securities:
     Preferred stock dividends                                             --                27            --                --
                                                                   ------------    ------------    ------------    --------------
Numerator for diluted earnings per share -
      Income available to common
     stockholders after assumed conversions                        $     21,170    $     10,612    $      7,751    $        7,691
                                                                   ============    ============    ============    ==============
DENOMINATOR:
Denominator for basic earnings per share -
     weighted-average shares outstanding                             28,269,972      27,578,009      28,307,027        28,041,324

Effect of dilutive securities:
      Restricted stock                                                   69,165          81,941          39,330            85,515
      Employee and directors stock options                              726,810         296,850         743,185           399,954
      Preferred stock                                                      --           537,553            --                --
      Warrants                                                           67,639          89,570          69,349           132,129
                                                                   ------------    ------------    ------------    --------------
Dilutive potential common shares                                        863,614       1,005,914         851,864           617,598

Denominator for diluted earnings per share - adjusted
      Weighted-average shares and assumed conversions                28,583,923      28,658,922      29,133,586        29,158,891
                                                                   ============    ============    ============    ==============
Basic income per share before extraordinary item                   $       0.75    $       0.38    $       0.27    $         0.27
Extraordinary item                                                        (0.04)          (1.26)          (0.04)            (1.24)
                                                                   ------------    ------------    ------------    --------------
Basic earnings (loss) per share - including extraordinary item     $       0.71    $      (0.88)   $       0.23    $        (0.97)
                                                                   ============    ============    ============    ==============
Diluted income per share before extraordinary item                 $       0.73    $       0.38    $       0.27    $         0.27
Extraordinary item                                                        (0.04)          (1.22)          (0.04)            (1.21)
                                                                   ------------    ------------    ------------    --------------
Diluted earnings (loss) per share - including extraordinary item   $       0.69    $      (0.84)   $       0.23    $        (0.94)
                                                                   ============    ============    ============    ==============

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


4.   SUBSIDIARY GUARANTORS

     The Company has outstanding at June 30, 2000, $73.7 million under a $200 million Credit Facility ("Credit Facility"). The Company also has outstanding $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes").

     The Credit Facility is secured by a first lien on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiaries that operate the Argosy Casino Lawrenceburg and the Belle of Sioux City casino are not co-borrowers nor are the assets pledged. The Subordinated Notes are guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam and The Indiana Gaming Company (the "Guarantors"). The Company's joint-venture subsidiaries that operate the Argosy Casino & Hotel Lawrenceburg and the Belle of Sioux City Casino do not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

     In July 2000, the Company purchased the 30% minority interest in the Belle of Sioux City Casino. During the third quarter of 2000, the Belle of Sioux City Partnership will become a co-borrower under the Credit Facility and will become a guarantor of the Subordinated Notes.

     The following tables present summarized balance sheet information of the Company as of June 30, 2000 and December 31, 1999 and summarized operating statement information for the six and three months ended June 30, 2000 and 1999. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the partnerships which operate the Company's casinos in Sioux City, Iowa and Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                             ARGOSY GAMING COMPANY
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


     Summarized balance sheet information as of June 30, 2000 and December 31, 1999 is as follows:


                                                         JUNE 30, 2000
                               --------------------------------------------------------------
                                PARENT                     NON-
                                COMPANY    GUARANTORS  GUARANTORS   ELIMINATIONS CONSOLIDATED
                               ---------   ----------  ----------   ------------ ------------
ASSETS:
     Current assets            $  13,862   $  23,514   $  31,448    $  (8,713)   $  60,111
     Non-current assets          345,022     402,999     215,366     (499,694)     463,693
                               ---------   ---------   ---------    ---------    ---------
                               $ 358,884   $ 426,513   $ 246,814    $(508,407)   $ 523,804
                               =========   =========   =========    =========    =========

LIABILITIES AND EQUITY:
     Current liabilities       $   6,793   $ 107,807   $  51,322    $ (88,745)   $  77,177
     Non-current liabilities     273,700     185,236      46,895     (137,595)     368,236
     Stockholders' equity         78,391     133,470     148,597     (282,067)      78,391
                               ---------   ---------   ---------    ---------    ---------
                               $ 358,884   $ 426,513   $ 246,814    $(508,407)   $ 523,804
                               =========   =========   =========    =========    =========

                                                      DECEMBER 31, 1999
                               --------------------------------------------------------------
                                PARENT                     NON-
                                COMPANY    GUARANTORS  GUARANTORS   ELIMINATIONS CONSOLIDATED
                               ---------   ----------  ----------   ------------ ------------
ASSETS:
     Current assets            $  46,723   $  23,161   $  34,493    $  (3,960)   $ 100,417
     Non-current assets          348,036     386,193     220,180     (487,966)     466,443
                               ---------   ---------   ---------    ---------    ---------
                               $ 394,759   $ 409,354   $ 254,673    $(491,926)   $ 566,860
                               =========   =========   =========    =========    =========

LIABILITIES AND EQUITY:
     Current liabilities       $  30,159   $  45,410   $  56,948    $ (27,427)   $ 105,090
     Non-current liabilities     306,355     236,263      70,852     (209,945)     403,525
     Stockholders' equity         58,245     127,681     126,873     (254,554)      58,245
                               ---------   ---------   ---------    ---------    ---------
                               $ 394,759   $ 409,354   $ 254,673    $(491,926)   $ 566,860
                               =========   =========   =========    =========    =========

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


     Summarized operating statement information for the three months ended June 30, 2000 and 1999 is as follows:

                                                    SIX MONTHS ENDED JUNE 30, 2000
                                   -------------------------------------------------------------
                                  PARENT                     NON-
                                 COMPANY     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                ---------    ----------   ----------   ------------ ------------
Net revenues                    $   2,065    $ 173,031    $ 201,879    $ (28,733)   $ 348,242
Costs and expenses                 14,213      113,970      148,343       (1,673)     274,853
Net interest expense               13,135          193        5,253         --         18,581
Net income (loss)                  20,016       36,847       46,226      (83,073)      20,016

                                                    SIX MONTHS ENDED JUNE 30, 1999
                                   -------------------------------------------------------------
                                  PARENT                     NON-
                                 COMPANY     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                ---------    ----------   ----------   ------------ ------------
Net revenues                    $   1,401    $ 128,589    $ 174,419    $ (22,417)   $ 281,992
Costs and expenses                  8,349       93,749      127,457       (1,848)     227,707
Net interest expense (income)      18,782         (776)       8,077         --         26,083
Net (loss) income attributable
 to common stockholders           (24,175)      20,162       36,307      (56,469)     (24,175)

                                                    THREE MONTHS ENDED JUNE 30, 2000
                                   -------------------------------------------------------------
                                  PARENT                     NON-
                                 COMPANY     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                ---------    ----------   ----------   ------------ ------------
Net revenues                    $     851    $  85,700    $ 100,837    $ (13,963)   $ 173,425
Costs and expenses                 10,435       57,423       74,875         (774)     141,958
Net interest expense                6,408          123        2,425         --          8,956
Net (loss) income                   6,597       16,813       22,551      (39,364)       6,597


                                                    THREE MONTHS ENDED JUNE 30, 1999
                                   -------------------------------------------------------------
                                  PARENT                     NON-
                                 COMPANY     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                ---------    ----------   ----------   ------------ ------------
Net revenues                    $     736    $  66,037    $  89,582    $ (11,754)   $ 144,601
Costs and expenses                  3,324       47,149       65,416         (982)     114,907
Net interest expense (income)       9,044          (72)       3,884         --         12,856
Net (loss) income                 (27,069)      10,395       19,029      (29,424)     (27,069)

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


5.   WRITE DOWN OF ASSETS

     During December 1999, we replaced our landing facility at our Alton property. In June 2000, the Company recorded a $6.8 million pre-tax charge to write down the previous landing facility as it was determined the Company has no planned use for the landing facility.

6.   COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA--Under terms of the Lawrenceburg partnership agreement, effective December 10, 1999, each limited partner has the right ("Put Rights") to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). On April 28, 2000, Conseco Entertainment, L.L.C., a 29% limited partner in the Indiana Partnership ("Selling Partner"), notified the other partners ("Non-Selling Partners") that it was exercising its irrevocable Put Right to sell its limited partnership interest. Under terms of the partnership agreement, the Partners had until June 27, 2000 to negotiate a sales price. The price was not agreed upon by June 27, 2000, therefore the Selling Partners and the Non-Selling Partners have each hired appraisers to determine the purchase price. Upon the conclusion of the appraisal process, if the Non-Selling Partners elect not to pay appraised value, the Indiana Partnership must be sold in its entirety. There is no provision to preclude any of the Non-Selling Partners from bidding for the Indiana Partnership in this event.

     On June 29, 2000, the Company announced that the Internal Revenue Service completed a combined audit for the 1992 and 1993 tax years of the Company. As a part of the audit, it was determined that a predecessor entity, prior to the formation of the Company, was a valid S-Corporation under provisions of the Internal Revenue code. The Company had previously disclosed that if the S-Corporation election was not upheld, it could have been liable for up to $15 million in taxes and interest. As a result of the audit, there are no additional taxes due by the Company. No provision had been made for this contingency in our consolidated financial statements.

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

OVERVIEW

     We, through our subsidiaries or joint ventures, own and operate the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana. In July 2000, the Company completed the purchase of the 30% minority interest in the Belle of Sioux City Casino at which time the Belle of Sioux City became a wholly-owned subsidiary.

     Our results of operations for the six and three months ended June 30, 2000 reflect increases in both revenues and operating income at all of our casino properties over amounts from comparable 1999 periods. This improvement is attributable to the successful implementation of our operating strategy, which has been developed with the goal to position us as the premier riverboat casino operator, and to favorable regulatory changes in Illinois, Louisiana and Missouri.

     During December 1999, we replaced our landing facility at our Alton property. In June 2000, the Company recorded a $6.8 million pre-tax charge to write down the previous landing facility as it was determined the Company has no planned use for the landing facility.

     During the second quarter of 2000, the Company recorded an extraordinary loss of $1.2 million (net of a $0.8 million tax benefit) related to the redemption of its remaining $22.2 million of outstanding First Mortgage Notes.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


                                                   SIX MONTHS ENDED        THREE MONTHS ENDED
                                               ------------------------  ------------------------
                                                  JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                                   2000        1999         2000        1999
                                               -----------  -----------  -----------  -----------
                                               (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
CASINO REVENUES
     Alton Belle Casino                        $  56,376    $  38,019    $  28,187    $  19,910
     Argosy Casino - Riverside                    48,351       39,995       23,522       20,797
     Argosy Casino - Baton Rouge                  35,977       24,315       18,303       11,736
     Belle of Sioux City Casino                   17,621       12,705        8,626        6,542
     Argosy Casino - Lawrenceburg                171,951      150,014       86,111       76,935
                                               ---------    ---------    ---------    ---------
          Total                                $ 330,276    $ 265,048    $ 164,749    $ 135,920
                                               =========    =========    =========    =========
NET REVENUES
     Alton Belle Casino                        $  58,177    $  39,770    $  29,015    $  20,777
     Argosy Casino - Riverside                    50,777       42,423       24,649       22,008
     Argosy Casino - Baton Rouge                  37,073       25,200       18,842       12,174
     Belle of Sioux City Casino                   18,136       13,130        8,896        6,761
     Argosy Casino - Lawrenceburg                183,742      161,289       91,940       82,820
     Other                                           336          180           83           61
                                               ---------    ---------    ---------    ---------
          Total                                $ 348,241    $ 281,992    $ 173,425    $ 144,601
                                               =========    =========    =========    =========
INCOME (LOSS) FROM OPERATIONS (1)
     Alton Belle Casino                        $  16,356    $   9,286    $   7,922    $   5,304
     Argosy Casino - Riverside                     8,449        5,256        3,732        3,221
     Argosy Casino - Baton Rouge                   6,370         (744)       2,990         (637)
     Belle of Sioux City Casino                    3,090        1,805        1,540          960
     Argosy Casino - Lawrenceburg                 56,264       50,242       27,263       25,818
     Corporate (2)                                (7,220)      (8,352)      (3,637)      (3,326)
     Jazz Enterprises, Inc.                       (2,585)      (2,546)      (1,261)      (1,315)
     Other                                          (535)        (662)        (282)        (331)
                                               ---------    ---------    ---------    ---------
          Total (3)                            $  80,189    $  54,285    $  38,267    $  29,694
                                               =========    =========    =========    =========
EBITDA(1)(4)
     Alton Belle Casino                        $  19,411    $  11,333    $   9,424    $   6,325
     Argosy Casino - Riverside                    11,188        8,160        5,116        4,666
     Argosy Casino - Baton Rouge                   8,633        2,046        4,202          782
     Belle of Sioux City Casino                    3,858        2,391        1,941        1,266
     Argosy Casino - Lawrenceburg                 66,829       59,976       32,609       30,777
     Lawrenceburg financial advisory fee (5)      (3,342)      (2,999)      (1,630)      (1,539)
     Corporate (2)                                (7,034)      (8,353)      (3,546)      (3,334)
     Jazz Enterprises, Inc.                       (1,235)      (1,196)        (586)        (640)
     Other                                           (70)          18          (49)           9
                                               ---------    ---------    ---------    ---------
          Total (3)                            $  98,238    $  71,376    $  47,481    $  38,312
                                               =========    =========    =========    =========

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

(2) Includes expenses related to a severance package and a settlement arrangement of approximately $1.8 million for the six months ended June 30, 1999.

(3) Excludes a $6.8 million pre-tax charge related to the write-off of assets for the three and six months ended June 30, 2000.

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

(5) The Lawrenceburg partnership pays a financial advisory fee equal to 5.0% of its EBITDA to a minority partner.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     CASINO--Casino revenues for the six months ended June 30, 2000 increased $65.2 million, or 24.6%, to $330.3 million from $265.0 million for the six months ended June 30, 1999. The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 38% increase in casino revenues from $115.0 to $158.3 million. In particular, Alton casino revenues increased from $38.0 to $56.4 million, Riverside casino revenues increased from $40.0 to $48.4 million, Sioux City casino revenues increased from $12.7 to $17.6 million, and Baton Rouge casino revenues increased from $24.3 to $36.0 million. Lawrenceburg casino revenues increased $21.9 million, or 14.6%, to $172.0 million for the six months ended June 30, 2000, from $150.0 million over the six months ended June 30, 1999. Each of our casinos reported increases in passengers as well as an increase in the average win per passenger for the six months ended June 30, 2000 versus the six months ended June 30, 1999. This increase in revenues was partially attributable to favorable regulatory changes in Illinois, Missouri and Louisiana.

     Casino expenses increased $23.4 million to $143.8 million for the six months ended June 30, 2000 from $120.4 million for the six months ended June 30, 1999. This increase is due to increased gaming and admission taxes at all properties totaling $15.7 million and increases in other casino expenses of $7.7 million at all properties due to increases in overall revenues and admissions at all properties.

     ADMISSIONS--Admissions revenues (net of complimentary admissions) increased slightly by $0.1 million to $3.3 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999. Although the number of admissions increased, more complimentary admissions were given to customers as part of Lawrenceburg's marketing program.

     FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $5.0 million to $32.7 million for the six month period ended June 30, 2000 from $27.7 million for the six months ended June 30, 1999. This increase is primarily attributable to a $2.3 million increase at Lawrenceburg and a $1.0 million increase at Alton. Food, beverage and other net profit improved $2.2 million to $10.0 million for the six months ended June 30, 2000 from $7.8 million for the six months ended June 30, 1999.

     For the six months ended June 30, 2000, the Lawrenceburg hotel generated $1.9 million in net revenues and $0.7 million of operating profit. The hotel occupancy percentage was 87% and the average daily room rate including promotional allowances was $85. For the six months ended June 30, 1999, the Lawrenceburg Hotel generated $1.9 million in net revenues and $0.8 million of operating profit. The hotel occupancy rate was 80% and the daily room rate including promotional allowances was $80.

     OTHER OPERATING EXPENSES--Other operating expenses increased by $1.7 million to $15.0 million for the six months ended June 30, 2000 from $13.3 million for the six months ended June 30, 1999 due to increases attributable to the overall increase in revenues.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $11.4 million to $68.5 million for the six months ended June 30, 2000 from $57.1 million for the six months ended June 30, 1999, due primarily to an increase of $6.0 million at Lawrenceburg related to additional payments to the city as a result of increased gaming revenue and expanded advertising and marketing efforts, a $1.2 million increase in rent expense in Riverside and $4.3 million at our other properties primarily relating to expanded promotions. Selling, general and administrative expenses for the six months ended June 30, 1999 included $1.8 million due to expenses related to a severance package and settlement arrangement.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $0.9 million from $17.1 million for the six months ended June 30, 1999 to $18.0 million for the six months ended June 30, 2000, due primarily to an increase of $1.0 million at Alton for depreciation on the new landing facility placed in service in December 1999.

     INTEREST EXPENSE--Net interest expense decreased $7.5 million to $18.6 million for the six months ended June 30, 2000 from $26.1 million for the six months ended June 30, 1999. This decrease is primarily attributable to a refinancing completed during June 1999, which lowered the average borrowing rate and increased our flexibility to use cash flows to lower our average outstanding debt balances. There was also a significant decrease in interest expense to our minority partner in Lawrenceburg.

     MINORITY INTERESTS - Our minority interest expense increased by $3.8 million to $20.2 million for the six months ended June 30, 2000 from $16.4 million for the six months ended June 30, 1999. This increase is primarily attributable to improved income at our Indiana Partnership.

     INCOME TAX EXPENSE - Income tax expense increased by $12.2 million to $13.4 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, and 1999, we recorded income tax expense at effective rates of 39% and 10%, respectively. Income tax expense for the six months ended June 30, 1999 was significantly reduced by the utilization of net operating losses.

     EXTRAORDINARY LOSS - The Company recorded an extraordinary loss of $1.2 million for the six months ended June 30, 2000 related to the completion of the final phase of the 1999 refinancing. This extraordinary loss is net of a $0.8 million tax benefit. During the six months ended June 30, 1999, the Company recorded an extraordinary loss of $34.8 million related to the early extinguishment of debt in conjunction with the completion of the first phase of the refinancing. The extraordinary loss was not recorded net of a tax benefit as the Company was in a net operating loss position.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     CASINO--Casino revenues for the three months ended June 30, 2000 increased $28.8 million, or 21.2%, to $164.7 million for the three months ended June 30, 2000 from $135.9 million for the three months ended June 30, 1999. The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 33% increase in casino revenues from $59.0 to $78.6 million. In particular, Alton casino revenues increased from $19.9 to $28.2 million, Riverside casino revenues increased from $20.8 to $23.5 million, Sioux City casino revenues increased from $6.5 to $8.6 million, and Baton Rouge casino revenues increased from $11.7 to $18.3 million. Lawrenceburg casino revenues increased $9.2 million, or 12.0%, to $86.1 million for the three months ended June 30, 2000 from $76.9 million for the three months ended June 30, 1999. Each of our casinos reported increases in passengers as well as an increase in the average win per passenger for the three months ended June 30, 2000 versus the three months ended June 30, 1999. This increase was partially attributable to favorable regulatory changes in Illinois, Missouri and Louisiana.

     Casino expenses increased $11.0 million to $72.0 million for the three months ended June 30, 2000 from $61.0 million for the three months ended June 30, 1999. This increase is due to increased gaming and admission taxes at all properties totaling $7.0 million and increases in other casino expenses of $4.0 million at all properties due to increases in overall revenues and admissions at all properties.

     ADMISSIONS--Admissions revenues (net of complimentary admissions) decreased slightly by $0.1 million to $1.6 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999. Although the number of admissions increased, more complimentary admissions were given to customers as part of Lawrenceburg's marketing program.

     FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $2.1 million to $16.2 million for the three month period ended June 30, 2000 from $14.1 million for the three month period ended June 30, 1999. Food, beverage and other net profit improved $0.8 million to $4.6 million for the three months ended June 30, 2000 from $3.8 million for the three months ended June 30, 1999.

     For the three months ended June 30, 2000, the Lawrenceburg hotel generated $1.0 million in net revenues and $0.3 million of operating profit. The hotel occupancy percentage was 90% and the average daily room rate including promotional allowances was $85. For the three months ended June 20, 1999, the Lawrenceburg hotel generated $1.1 million in net revenues and $0.6 million of operating profit. The hotel occupancy percentage was 83% and the average daily room rate including promotional allowances was $83.

     OTHER OPERATING EXPENSES--Other operating expenses increased by $0.7 million to $7.4 million for the three months ended June 30, 2000 as compared to $6.7 million for the three months ended June 30, 1999 due to increases attributable to the overall increase in revenues.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $6.4 million to $34.8 million for the three months ended June 30, 2000 from $28.4 million for the three months ended June 30, 1999, due primarily to an increase of $3.0 million at Lawrenceburg related to additional payments to the city as a result of increased gaming revenue and expanded advertising and marketing effort, a $0.6 million increase in rent expense in Riverside and $2.8 million at our other properties relating to expanded promotions.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $0.6 million from $8.6 million for the three months ended June 30, 1999 to $9.2 million for the three months ended June 30, 2000, due primarily to an increase of $0.5 million at Alton due to depreciation on the new landing facility placed in service December 1999.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     INTEREST EXPENSE--Net interest expense decreased $3.9 million to $9.0 million for the three months ended June 30, 2000 from $12.9 million for the six months ended June 30, 1999. This decrease is primarily attributable to a refinancing completed during June 1999, which lowered the average borrowing rate and increased out flexibility to use cash flows to lower our average outstanding debt balances. There was also a significant decrease in interest expense to our minority partner in Lawrenceburg.

     MINORITY INTERESTS - Our minority interest expense increased by $1.3 million to $9.9 million for the three months ended June 30, 2000 as compared to $8.5 million for the three months ended June 30, 1999. This increase is primarily attributable to improved income at our Indiana Partnership.

     INCOME TAX EXPENSE - Income tax expense increased by $4.3 million to $4.9 million for the three months ended June 30, 2000 from $0.6 million for the three months ended June 30, 1999. During the three months ended June 30, 2000, and 1999, we recorded income tax expense at effective rates of 39% and 7%, respectively. Income tax expense for the three months ended June 30, 1999 was significantly reduced by the utilization of net operating losses.

     EXTRAORDINARY LOSS - The Company recorded an extraordinary loss of $1.2 million for the three months ended June 30, 2000 related to the completion of the final phase of the 1999 refinancing. This extraordinary loss is net of a $0.8 million tax benefit. During the three months ended June 30, 1999, the Company recorded an extraordinary loss of $34.8 million related to the early extinguishment of debt in conjunction with the completion of the first phase of a refinancing. The extraordinary loss was not recorded net of a tax benefit as the Company was in a net operating loss position

COMPETITION

     Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area and expects the level of competition to remain intense in the future. Our Riverside Casino faces competition from three casino companies in the Kansas City area. Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from one other riverboat casino in the Cincinnati market. In addition, The Indiana Partnership competes with a riverboat casino in the Louisville, Kentucky area approximately 100 miles from our Lawrenceburg facility and a competing riverboat is expected to open approximately 45 miles from our Lawrenceburg facility in the fourth quarter of 2000. There could be further unanticipated competition in any market which we operate as a result of legislative changes or other events. We expect each market in which we participate, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended June 30, 2000, we generated cash flows from operating activities of $75.3 million compared to $48.3 million for the same period in 1999. This increase is attributable to improved operations at each of our five casino locations.

     In the six months ended June 30, 2000, we used cash flows for investing activities of $25.0 million compared to $12.1 million for the six months ended June 30, 1999. In the six months ended June 30, 2000, $7 million in cash flows were used to purchase the minority interest in the Sioux City Partnership. The primary used of cash flows in both the six months ended June 30, 2000 and 1999 were for purchases of property and equipment. During the six months ended June 30, 2000, $5.5 million of cash flows were used to fund progress payments on the Baton Rouge Hotel.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     During the six months ended June 30, 2000, we used $52.1 million in cash flows for financing activities compared to using $74.9 million of cash flows for financing activities for the same period in 1999. During the six months ended June 30, 2000, $30.1 million in cash flows were used to make repayments on the line of credit. Cash flows in both 2000 and 1999 were used for repayment of long-term debt, repayment of partner loans, and distributions related to the Lawrenceburg partnership. Sources of cash during the six months ended June 30, 2000 also included cash that had been previously escrowed to redeem debt. Sources of cash during the six months ended June 30, 1999 included proceeds from the issuance of subordinated notes and borrowings on the line of credit.

     At June, 2000, we had approximately $45.3 million of cash and cash equivalents, including approximately $24.2 million held at the Indiana Partnership. During June 2000, the Company redeemed the remaining $22.2 million of First Mortgage Notes that were not tendered in the June 1999 refinancing. The Company had previously placed $25.2 million in escrow to fund the June 2000 redemption. At June 30, 2000, we had outstanding $200.0 million of Senior Subordinated Notes, which were issued in June 1999 and are due in June 2009 and $73.7 million on a senior secured revolving credit facility. As of August 9, 2000 availability under the credit facility was approximately $136 million.

     We have made a significant investment in property and equipment and plan to make significant additional investments at certain of its existing properties. In 2000, we expect maintenance capital expenditures primarily related to the purchase of new gaming product and facility enhancements to be approximately $19 million, and expenditures related to the Baton Rouge hotel and other project capital expenditures to be approximately $26.0 million.

     On April 28, 2000, we received notice that Conseco Entertainment, L.L.C., a 29% limited partner in the Indiana Partnership was exercising their put rights under terms of the Lawrenceburg Partnership agreement. Ultimately we will have the right to purchase our pro rata share of the selling partner's interest. If we elect to purchase the minority interest, a significant portion of this purchase could be funded through existing credit facilities. However, we will be required to fund a portion of the purchase by obtaining additional debt or equity financing. No assurance can be given that we would be able to obtain such additional financing on favorable terms.

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

GAMEDEV OF SIOUX CITY, INC. F/K/A SIOUX CITY RIVERBOAT CORP., INC. V. ARGOSY GAMING COMPANY AND IOWA GAMING COMPANY

     This suit was filed on June 11, 1998 in the Iowa District Court in Woodbury County, Iowa. Gamedev of Sioux City, Inc. ("Gamedev"), the limited partner of the limited partnership, Belle of Sioux City, L.P., seeks damages based on claims of breach of fiduciary duty and misrepresentation against the defendants. Iowa Gaming Company, a wholly-owned subsidiary of the Company, is the general partner of the Belle of Sioux City, L.P. The matter went to trial on May 30, 2000. However, the parties reached an agreement to settle the lawsuit on June 9, 2000, wherein the parties entered into a Settlement Agreement and a Partnership Interest Purchase Agreement. In this agreement, a wholly-owned subsidiary of Argosy Gaming Company, Argosy of Iowa, purchased the Partnership interest of the plaintiff for approximately $8 million, of which, $7 million was funded in June 2000. Upon receiving the requisite approval of the Iowa Racing and Gaming Commission, the parties finalized the agreements on July 26, 2000. The case has been dismissed with prejudice by the court.

INTERNAL REVENUE SERVICE AUDIT

     In November 1994, the Internal Revenue Service ("IRS") began a combined audit for the 1992 and 1993 tax years of Argosy Gaming Company (the "Company"), and the Company's predecessors in interest, Metro Tourism & Entertainment, Inc. ("Metro"), Alton Riverboat Gambling Partnership ("ARGP"). Metro and J. Connors Group, Inc. ("Connors") were the partners of ARGP which until the Company's initial public offering in February 1993 owned and operated the Alton, Illinois riverboat casino. The principal issues raised by the IRS involve the status of Metro as an S corporation and the deductibility of the $8.5 million accommodation fee paid to William McEnery in 1992 and 1993. The total Federal income tax liability asserted by the IRS against the Company was approximately $11.5 million including interest through December 31, 1999. In June 2000, the Company resolved the matter with the IRS with no additional liability.

INTERIM HOLDINGS, L.L.C. VS. ARGOSY GAMING COMPANY, ET AL

     On January 6, 2000, the Company was named as a defendant in a lawsuit filed by Interim Holdings, L.L.C., in the Circuit Court of St. Louis County, Missouri, in a case styled INTERIM HOLDINGS, L.L.C. V. ARGOSY GAMING COMPANY, ET AL.. The Company has removed the case to Federal court, and the federal court, on April 13, 2000, remanded the lawsuit back to the Circuit Court of St. Louis County, Missouri. The lawsuit is styled as a "bill in equity." It concerns a loan and consulting agreement entered into between Argosy and a Floyd Warmann and Interim Holdings, Inc., as part of Argosy's attempt to obtain lease rights for a gaming facility in downtown St. Louis. The complaint alleges that Argosy's consulting payments and loans to Warmann, in return for his working to obtain lease rights for a potential St. Louis gaming facility, defrauded the creditors of Warmann. The Company filed a Motion to Dismiss the bill in equity on July 5, 2000. The Court has not yet ruled on the Motion to Dismiss. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Item 2.   CHANGES IN SECURITIES - None

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on April 18, 2000. At the meeting, the stockholders voted on the election of two directors. Voting was as follows:


                                        Votes For          Withheld/Abstain
                                        ---------          ----------------
          James Gallagher               22,486,572              710,729
          George Bristol                22,505,633              691,668

Item 5.   OTHER INFORMATION - None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS.

             27 - Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          1. Report on Form 8-K dated May 1, 2000, filed with the Securities and Exchange Commission, containing the following information:

               A) A Press Release dated April 27, 2000 announcing the Board of Directors' unanimous appointment of James B. Perry, the Company's President and CEO, to serve as a director until the Annual Meeting of Shareholders in 2003.

               B) A Press Release dated May 1, 2000, announcing that on Friday, April 28, 2000, Argosy received notification from Conseco Entertainment, L.L.C., an indirect subsidiary of Conseco, Inc., of its intent to sell its 29% limited partnership interest in the Lawrenceburg Casino.

               C) The Conseco Put Notice dated April 28, 2000 from Conseco Entertainment, L.L.C., to Argosy Gaming Company announcing Conseco Entertainment, L.L.C.'s exercise of their irrevocable put right to sell their 29% limited partnership interest in the Lawrenceburg Casino.

                              ARGOSY GAMING COMPANY
                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2000       /s/ Dale R. Black
       ----------------      -----------------------------
                                 Dale R. Black
                                 Senior Vice President-Chief Financial Officer