Form 10-Q
period 2000-09-30
ARGOSY GAMING CO
filed 2000-11-14
CIK 895385

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 28,392,757 shares of Common Stock, $.01 par value per share, as of November 6, 2000.

================================================================================

                              ARGOSY GAMING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                     2000              1999
                                                                                ---------------   -------------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  49,585     $  47,090
     Restricted cash in escrow                                                            --          25,244
     Other current assets                                                                7,828        28,083
                                                                                     ---------     ---------
          Total current assets                                                          57,413       100,417
                                                                                     ---------     ---------

NET PROPERTY AND EQUIPMENT                                                             395,861       405,205
                                                                                     ---------     ---------

OTHER ASSETS:
     Goodwill and other intangible assets, net                                          63,769        58,543
     Other, net                                                                          2,732         2,695
                                                                                     ---------     ---------
          Total other assets                                                            66,501        61,238
                                                                                     ---------     ---------
TOTAL ASSETS                                                                         $ 519,775     $ 566,860
                                                                                     =========     =========
CURRENT LIABILITIES:
     Accounts payable                                                                $  12,766     $  17,894
     Other current liabilities                                                          75,654        54,528
     Current maturities of long-term debt                                               10,426        32,668
                                                                                     ---------     ---------
          Total current liabilities                                                     98,846       105,090
                                                                                     ---------     ---------

LONG-TERM DEBT                                                                         263,525       346,705
DEFERRED INCOME TAXES                                                                    7,402         9,945
OTHER LONG-TERM OBLIGATIONS                                                                231           219
MINORITY INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES                               58,055        46,656


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par; 60,000,000 shares authorized;
        28,392,757 and 28,325,106 shares issued and outstanding at
        September 30, 2000 and December 31, 1999, respectively                             284           283
     Capital in excess of par                                                           80,681        80,362
     Retained earnings (deficit)                                                        10,751       (22,400)
                                                                                     ---------     ---------
          Total stockholders' equity                                                    91,716        58,245
                                                                                     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 519,775     $ 566,860
                                                                                     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

                                                                                         NINE MONTHS ENDED
                                                                                   ------------------------------
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       2000             1999
                                                                                   --------------   -------------
                                                                                    (UNAUDITED)      (UNAUDITED)
REVENUES:
     Casino                                                                          $ 502,428     $ 412,314
     Admissions                                                                         14,772        14,013
     Food, beverage and other                                                           50,348        42,938
                                                                                     ---------     ---------
                                                                                       567,548       469,265
     Less promotional allowances                                                       (37,633)      (30,703)
                                                                                     ---------     ---------
Net revenues                                                                           529,915       438,562
                                                                                     ---------     ---------

COSTS AND EXPENSES:
     Casino                                                                            218,988       186,044
     Selling, general and administrative                                               105,344        87,105
     Food, beverage and other                                                           35,151        30,491
     Other operating expenses                                                           22,615        20,364
     Depreciation and amortization                                                      26,923        25,719
     Write down of assets                                                                6,800          --
                                                                                     ---------     ---------
                                                                                       415,821       349,723
                                                                                     ---------     ---------
Income from operations                                                                 114,094        88,839
                                                                                     ---------     ---------

OTHER INCOME (EXPENSE):
     Interest income                                                                     1,160         2,386
     Interest expense                                                                  (27,417)      (38,518)
                                                                                     ---------     ---------
                                                                                       (26,257)      (36,132)
                                                                                     ---------     ---------

Income before income taxes and minority interests                                       87,837        52,707
Minority interests                                                                     (30,994)      (25,977)
Income tax expense                                                                     (22,538)       (1,800)
                                                                                     ---------     ---------

Net income before extraordinary item                                                    34,305        24,930
Extraordinary loss on extinguishment of debt                                            (1,154)      (38,420)
                                                                                     ---------     ---------
Net income (loss)                                                                       33,151       (13,490)
Preferred stock dividends and accretion                                                   --             (27)
                                                                                     ---------     ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                                $  33,151     $ (13,517)
                                                                                     =========     =========

BASIC INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                                     $    1.22     $    0.90
Extraordinary loss                                                                       (0.04)        (1.39)
                                                                                     ---------     ---------
BASIC INCOME (LOSS) PER SHARE                                                        $    1.18     $   (0.49)
                                                                                     =========     =========

DILUTED INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                                   $    1.18     $    0.87
Extraordinary loss                                                                       (0.04)        (1.34)
                                                                                     ---------     ---------
DILUTED INCOME (LOSS) PER SHARE                                                      $    1.14     $   (0.47)
                                                                                     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                                ARGOSY GAMING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Share and Per Share Data)

                                                                                     THREE MONTHS ENDED
                                                                               ------------------------------
                                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                                   2000             1999
                                                                               --------------   -------------
                                                                                (UNAUDITED)      (UNAUDITED)
REVENUES:
     Casino                                                                          $ 172,152     $ 147,267
     Admissions                                                                          5,068         5,057
     Food, beverage and other                                                           17,614        15,265
                                                                                     ---------     ---------
                                                                                       194,834       167,589
     Less promotional allowances                                                       (13,160)      (11,020)
                                                                                     ---------     ---------
Net revenues                                                                           181,674       156,569
                                                                                     ---------     ---------
COSTS AND EXPENSES:
     Casino                                                                             75,201        65,610
     Selling, general and administrative                                                36,814        30,053
     Food, beverage and other                                                           12,421        10,612
     Other operating expenses                                                            7,659         7,113
     Depreciation and amortization                                                       8,874         8,628
                                                                                     ---------     ---------
                                                                                       140,969       122,016
                                                                                     ---------     ---------
Income from operations                                                                  40,705        34,553
                                                                                     ---------     ---------

OTHER INCOME (EXPENSE):
     Interest income                                                                       229           684
     Interest expense                                                                   (7,905)      (10,732)
                                                                                     ---------     ---------
                                                                                        (7,676)      (10,048)
                                                                                     ---------     ---------

Income before income taxes and minority interests                                       33,029        24,505
Minority interests                                                                     (10,756)       (9,587)
Income tax expense                                                                      (9,138)         (600)
                                                                                     ---------     ---------

Net income before extraordinary item                                                    13,135        14,318
Extraordinary loss on extinguishment of debt                                              --          (3,660)
                                                                                     ---------     ---------
NET INCOME (LOSS)                                                                    $  13,135     $  10,658
                                                                                     =========     =========

BASIC INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                                     $    0.46     $    0.51
Extraordinary loss                                                                        --           (0.13)
                                                                                     ---------     ---------
BASIC INCOME (LOSS) PER SHARE                                                        $    0.46     $    0.38
                                                                                     =========     =========

DILUTED INCOME PER SHARE BEFORE EXTRAORDINARY LOSS                                   $    0.45     $    0.49
Extraordinary loss                                                                        --           (0.12)
                                                                                     ---------     ---------
DILUTED INCOME (LOSS) PER SHARE                                                      $    0.45     $    0.37
                                                                                     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands, Except Share and Per Share Data)

                                                                                          NINE MONTHS ENDED
                                                                                   -------------------------------
                                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                                        2000            1999
                                                                                   --------------  ---------------
                                                                                    (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income (loss)                                                              $  33,151     $ (13,490)
     Adjustments to reconcile net  income (loss) to net cash
       provided by operating activities:
     Extraordinary loss                                                                  1,154        38,420
     Depreciation                                                                       24,623        23,728
     Amortization                                                                        2,826         3,289
     Compensation expense recognized on issuance of stock                                   39            85
     Write down of assets                                                                6,800          --
     Minority interests                                                                 30,994        25,977
     Gain on sale of assets                                                               --            (198)
     Deferred income taxes                                                              13,519          --
     Changes in operating assets and liabilities:
     Other current assets                                                                9,663           332
     Accounts payable and other current liabilities                                     11,872        16,192
                                                                                     ---------     ---------
          Net cash provided by operating activities                                    134,641        94,335
                                                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                               (22,465)      (18,088)
     Purchase of Minority Interest in Partnership                                       (9,058)         --
     Other                                                                                (713)          515
                                                                                     ---------     ---------
          Net cash used in investing activities                                        (32,236)      (17,573)
                                                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt, installment contracts and other                        (3,844)       (5,926)
     Repayment of partner loans                                                        (16,535)      (14,334)
     Partnership equity distributions                                                  (12,816)      (10,919)
     Repayment of partner capital contribution                                          (3,964)       (1,668)
     Decrease (increase) in restricted cash held in escrow                              25,244       (26,664)
     Proceeds from issuance of subordinated notes                                         --         200,000
     (Repayment of) proceeds from line of credit, net                                  (62,800)      102,000
     Repayment of long-term debt                                                       (23,716)     (327,738)
     Premiums paid on extinguishment of debt                                              --         (30,585)
     Costs to tender and retire debt                                                      --            (894)
     Payment of preferred equity return to partner                                      (1,548)       (3,052)
     Other                                                                                  69        (9,137)
                                                                                     ---------     ---------
          Net cash used in financing activities                                        (99,910)     (128,917)
                                                                                     ---------     ---------
Net increase (decrease) in cash and cash equivalents                                     2,495       (52,155)
Cash and cash equivalents, beginning of period                                          47,090        89,857
                                                                                     ---------     ---------
Cash and cash equivalents, end of period                                             $  49,585     $  37,702
                                                                                     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                              ARGOSY GAMING COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

                                                                             CAPITAL       RETAINED          TOTAL
                                                              COMMON        IN EXCESS      EARNINGS       STOCKHOLDERS'
                                               SHARES         STOCK          OF PAR        (DEFICIT)        EQUITY
                                             ----------     ----------     ----------     ----------      ----------
Balance, December 31, 1999                   28,325,106     $      283     $   80,362     $  (22,400)     $   58,245
     Stock options exercised                     67,651              1            280           --               281
     Restricted Stock
         compensation expense                      --             --               39           --                39
     Net income for the nine months
         ended September 30, 2000                  --             --             --           33,151          33,151
                                             ----------     ----------     ----------     ----------      ----------
Balance, September 30, 2000                  28,392,757     $      284     $   80,681     $   10,751      $   91,716
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

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (In Thousands, Except Share and Per Share Data)


1.   BASIS OF PRESENTATION

     Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public, through its riverboat casinos in Alton, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Indiana Gaming Company, L.P., ("Indiana Partnership") is a limited partnership which owns the casino in Lawrenceburg, Indiana. The Company is the sole general partner, holds a 57.5% interest and manages the Indiana Partnership. Conseco Entertainment, L.L.C., a 29% partner, and Centaur, Inc., a 13.5% partner, in the Indiana Partnership have exercised their rights to sell their interests in the Indiana Partnership (See Note 6). During July 2000, the Company completed the purchase of the 30% minority interest in the Belle of Sioux City Casino.

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

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                    SEPTEMBER 30, DECEMBER 31,
                                                                                        2000          1999
                                                                                    ------------  ------------
Senior Subordinated Notes due June 2009,
      interest payable semi-annually at 10.75%                                       $200,000     $200,000

Senior secured line of credit, expires June 2004,
      interest payable at least quarterly at either
      LIBOR or prime plus a margin                                                     41,000      103,800

First Mortgage Notes due June 2004,
      interest payable semi-annually at 13.25%                                           --         22,242


Loans from partner, principal due in annual
      installments through 2004, interest payable
      at prime + 6%                                                                    12,376       28,911

Notes payable, principal and interest payments
      due monthly through December 2001, interest
      payable at prime + 1%, secured by gaming vessel
      and certain equipment                                                            14,568       17,933

Notes payable, principal and interest payments due
      quarterly through September 2015, discounted
      at 10.5%                                                                          6,007        6,487
                                                                                     --------     --------
                                                                                      273,951      379,373
Less:  current maturities                                                              10,426       32,668
                                                                                     --------     --------
Long-term debt, less current maturities                                              $263,525     $346,705
                                                                                     ========     ========

     On June 8, 1999, the Company issued $200,000 of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year $200,000 Senior Secured revolving bank credit agreement ("Credit Facility"). The Credit Facility is secured by liens on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiary that operates the Argosy Casino Lawrenceburg is not a co-borrower nor are the assets of the subsidiary pledged. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiary that operates the Argosy Casino Lawrenceburg does not guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

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

     During June 2000, the Company redeemed the remaining outstanding $22.2 million 13 1/4% First Mortgage Notes due 2004. As required by the Credit Facility, the Company had placed $26.7 million in escrow to fund the remaining interest payments and June 2000 redemption. In connection with this early extinguishment of the Mortgage Notes, the Company recorded an extraordinary loss of $1.2 million. The extraordinary loss is net of an income tax benefit of $0.8 million.

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                        NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                 -------------------------------     ------------------------------
                                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2000              1999              2000             1999
                                                                 ------------      ------------      ------------     ------------
                                                                  (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
NUMERATOR:
Net income before extraordinary items                            $     34,305      $     24,930      $     13,135     $     14,318
Preferred stock dividends and accretion                                  --                 (27)             --               --
                                                                 ------------      ------------      ------------     ------------
Numerator for basic earnings per share -
      Income attributable to common shareholders                       34,305            24,903            13,135           14,318

Effect of dilutive securities:
     Preferred stock dividends                                           --                  27              --               --
                                                                 ------------      ------------      ------------     ------------
Numerator for diluted earnings per share -
      Income available to common
      stockholders after assumed conversions                     $     34,305      $     24,930      $     13,135     $     14,318
                                                                 ============      ============      ============     ============


DENOMINATOR:
Denominator for basic earnings per share -
     weighted-average shares outstanding                           28,306,336        27,740,541        28,379,063       28,055,269

Effect of dilutive securities:
      Restricted stock                                                 46,110            90,659              --             93,799
      Employee and directors stock options                            689,700           477,521           605,664          696,782
      Preferred stock                                                    --             360,260              --               --
      Warrants                                                         65,807           148,526            61,140          192,200
                                                                 ------------      ------------      ------------     ------------
Dilutive potential common shares                                      801,617         1,076,966           666,804          982,781

Denominator for diluted earnings per share - adjusted
      Weighted-average shares and assumed conversions              29,107,953        28,817,507        29,045,867       29,038,050
                                                                 ============      ============      ============     ============
Basic income per share before extraordinary item                 $       1.22      $       0.90      $       0.46     $       0.51
Extraordinary item                                                      (0.04)            (1.39)             --              (0.13)
                                                                 ------------      ------------      ------------     ------------
Basic earnings (loss) per share - including
      extraordinary item                                         $       1.18      $      (0.49)     $       0.46     $       0.38
                                                                 ============      ============      ============     ============
Diluted income per share before extraordinary item               $       1.18      $       0.87      $       0.45     $       0.49
Extraordinary item                                                      (0.04)            (1.34)             --              (0.12)
                                                                 ------------      ------------      ------------     ------------
Diluted earnings (loss) per share - including
      extraordinary item                                         $       1.14      $      (0.47)     $       0.45     $       0.37
                                                                 ============      ============      ============     ============

                              ARGOSY GAMING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)



4.   SUBSIDIARY GUARANTORS

     The Company has outstanding at September 30, 2000, $41.0 million under a $200 million Credit Facility ("Credit Facility"). The Company also has outstanding $200 million of Senior Subordinated Notes due 2009 ("Subordinated Notes").

     The Credit Facility is secured by a first lien on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiary that operates the Argosy Casino Lawrenceburg is not a co-borrower nor are the assets of the subsidiary pledged. The Subordinated Notes are guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam, The Indiana Gaming Company and the Belle of Sioux City Casino (the "Guarantors"). The Company's joint-venture subsidiary that operates the Argosy Casino & Hotel Lawrenceburg is not a guarantee of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

     In July 2000, the Company purchased the 30% minority interest in the Belle of Sioux City Casino. At the time of our purchase, the Belle of Sioux City Partnership became a co-borrower under the Credit Facility and a guarantor of the Subordinated Notes. The Belle of Sioux City Partnership is presented as a Guarantor for 2000 and as a Non-Guarantor for 1999 in the following tables.

     The following tables present summarized balance sheet information of the Company as of September 30, 2000 and December 31, 1999 and summarized operating statement information for the nine and three months ended September 30, 2000 and 1999. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, the column labeled "Guarantors" represents each of the Company's direct subsidiaries, all of which are wholly-owned by the parent company, and the column labeled "Non-Guarantors" represents the Partnership which operates the Company's casino in Lawrenceburg, Indiana. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


     Summarized balance sheet information as of September 30, 2000 and December 31, 1999 is as follows:

                                                              SEPTEMBER 30, 2000
                                     ------------------------------------------------------------------------
                                      PARENT                         NON-
                                     COMPANY       GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                     -------       ----------     ----------    ------------     ------------
ASSETS:
     Current assets                 $   9,107      $  26,464      $  29,204       $  (7,362)      $  57,413
     Non-current assets               338,723        421,645        206,860        (504,866)        462,362
                                    ---------      ---------      ---------       ---------       ---------
                                    $ 347,830      $ 448,109      $ 236,064       $(512,228)      $ 519,775
                                    =========      =========      =========       =========       =========

LIABILITIES AND EQUITY:
     Current liabilities            $  15,114      $ 118,651      $  56,338       $ (91,257)      $  98,846
     Non-current liabilities          241,000        195,690         27,940        (135,417)        329,213
     Stockholders' equity              91,716        133,768        151,786        (285,554)         91,716
                                    ---------      ---------      ---------       ---------       ---------
                                    $ 347,830      $ 448,109      $ 236,064       $(512,228)      $ 519,775
                                    =========      =========      =========       =========       =========

                                                               DECEMBER 31, 1999
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
                                    =========      =========      =========       =========       =========

                              ARGOSY GAMING COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS (UNAUDITED) CONTINUED
                 (In Thousands, Except Share and Per Share Data)


     Summarized operating statement information for the nine and three months ended September 30, 2000 and 1999 is as follows:

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                     ------------------------------------------------------------------------
                                      PARENT                         NON-
                                     COMPANY       GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                     -------       ----------     ----------    ------------     ------------
Net revenues                        $   3,123      $ 289,343      $ 281,308      $ (43,859)      $ 529,915
Costs and expenses                     19,338        196,275        202,920         (2,712)        415,821
Net interest expense                   18,624            581          7,052           --            26,257
Net income (loss)                      33,151         58,879         68,436       (127,315)         33,151

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                     ------------------------------------------------------------------------
                                      PARENT                         NON-
                                     COMPANY       GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                     -------       ----------     ----------    ------------     ------------
Net revenues                        $   2,587       $ 203,350       $ 268,806      $ (36,181)      $ 438,562
Costs and expenses                     11,988         145,009         195,913         (3,187)        349,723
Net interest expense (income)          25,700            (727)         11,159           --            36,132
Net (loss) income attributable
      to common stockholders          (13,517)         34,833          57,964        (92,797)        (13,517)

                                                        THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     ------------------------------------------------------------------------
                                      PARENT                         NON-
                                     COMPANY       GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                     -------       ----------     ----------    ------------     ------------
Net revenues                        $   1,058      $  98,175      $  97,566      $ (15,125)      $ 181,674
Costs and expenses                      5,125         66,454         70,429         (1,039)        140,969
Net interest expense                    5,489            357          1,830           --             7,676
Net income (loss)                      13,135         19,779         24,463        (44,242)         13,135

                                                       THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     ------------------------------------------------------------------------
                                      PARENT                         NON-
                                     COMPANY       GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                     -------       ----------     ----------    ------------     ------------
Net revenues                        $   1,186      $  74,761      $  94,387      $ (13,765)      $ 156,569
Costs and expenses                      3,639         51,260         68,456         (1,339)        122,016
Net interest expense                    6,918             49          3,081           --            10,048
Net income (loss)                      10,658         14,671         21,657        (36,328)         10,658

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


6.   COMMITMENTS AND CONTINGENT LIABILITIES

     LAWRENCEBURG, INDIANA --Under terms of the Lawrenceburg partnership agreement, effective December 10, 1999, each limited partner has the right ("Put Rights") to sell its interest to the other partners (pro rata in accordance with their respective percentage interests). Both Conseco Entertainment, L.L.C., a 29% limited partner and Centaur, Inc., a 13.5% limited partner in the Indiana Partnership ("Selling Partner"), notified Argosy ("Non-Selling Partners") that they were exercising their irrevocable Put Rights to sell their limited partnership interests. Under terms of the partnership agreement, the Partners have 60 days to negotiate a sales price. When the price is not agreed to within 60 days, the Selling Partners and the Non-Selling Partners each hired appraisers to determine the purchase price. Upon the conclusion of the appraisal process, if the Non-Selling Partner elects not to pay appraised value, the Indiana Partnership must be sold in its entirety.

     DEFERRED ACQUISITION COSTS - Included in other assets at September 30, 2000 is approximately $0.7 million of deferred acquisition costs associated with our efforts to purchase the Indiana Partnership minority interests. Should we be unable to acquire the minority partnership interests and therefore under the terms of the Partnership Agreement be required to sell the Indiana Partnership, these deferred costs would be charged against the proceeds from the sale of our majority Indiana Partnership interest.

     The Company is subject, from time to time, to various legal and regulatory proceedings, in the ordinary course of business. The Company believes that current proceedings will not have a material effect on the financial condition of the Company or the results of its operations.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     EXCEPT WHERE OTHERWISE NOTED, THE WORDS, "WE," "US," "OUR" AND SIMILAR TERMS, AS WELL AS REFERENCES TO "ARGOSY" OR THE "COMPANY" REFER TO ARGOSY GAMING COMPANY AND ALL OF ITS SUBSIDIARIES.


OVERVIEW

     Through our subsidiaries or joint ventures, we own and operate the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana. In July 2000, the Company completed the purchase of the 30% minority interest in the Belle of Sioux City Casino at which time the Belle of Sioux City became a wholly-owned subsidiary.

     Our results of operations for the nine and three months ended September 30, 2000 reflect increases in both revenues and operating income at all of our casino properties over amounts from comparable 1999 periods. This improvement is attributable to the successful implementation of our operating strategy, which has been developed with the goal to position us as the premier riverboat casino operator, and to favorable regulatory changes in Illinois, Louisiana and Missouri.

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

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

                                                       NINE MONTHS ENDED                    THREE MONTHS ENDED
                                               --------------------------------   ------------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,
                                                     2000              1999            2000            1999
                                               -------------      -------------   ------------     -------------
                                                 (UNAUDITED)        (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

CASINO REVENUES
     Alton Belle Casino                           $  85,761       $  61,457       $  29,385       $  23,438
     Argosy Casino - Riverside                       72,983          61,680          24,632          21,685
     Argosy Casino - Baton Rouge                     54,189          38,825          18,212          14,510
     Belle of Sioux City Casino                      26,450          20,045           8,829           7,342
     Argosy Casino - Lawrenceburg                   263,045         230,307          91,094          80,292
                                                  ---------       ---------       ---------       ---------
          Total                                   $ 502,428       $ 412,314       $ 172,152       $ 147,267
                                                  =========       =========       =========       =========

NET REVENUES
     Alton Belle Casino                           $  88,509       $  64,103       $  30,332       $  24,333
     Argosy Casino - Riverside                       76,545          65,282          25,768          22,859
     Argosy Casino - Baton Rouge                     55,843          40,101          18,770          14,901
     Belle of Sioux City Casino                      27,232          20,702           9,096           7,572
     Argosy Casino - Lawrenceburg                   281,307         248,104          97,565          86,815
     Other                                              479             270             143              89
                                                  ---------       ---------       ---------       ---------
          Total                                   $ 529,915       $ 438,562       $ 181,674       $ 156,569
                                                  =========       =========       =========       =========


INCOME (LOSS) FROM OPERATIONS(1)
     Alton Belle Casino                           $  24,905       $  16,465       $   8,549       $   7,179
     Argosy Casino - Riverside                       13,086           8,724           4,637           3,467
     Argosy Casino - Baton Rouge                      8,940            (269)          2,570             473
     Belle of Sioux City Casino                       4,961           3,197           1,871           1,392
     Argosy Casino - Lawrenceburg                    86,021          77,548          29,757          27,305
     Corporate                                      (12,346)        (11,994)         (5,126)         (3,641)
     Jazz Enterprises, Inc.                          (3,821)         (3,838)         (1,236)         (1,292)
     Other                                             (852)           (994)           (317)           (330)
                                                  ---------       ---------       ---------       ---------
          Total (2)                               $ 120,894       $  88,839       $  40,705       $  34,553
                                                  =========       =========       =========       =========

EBITDA(1)(3)
     Alton Belle Casino                           $  29,436       $  19,565       $  10,025       $   8,232
     Argosy Casino - Riverside                       17,230          13,049           6,042           4,888
     Argosy Casino - Baton Rouge                     12,287           3,862           3,654           1,814
     Belle of Sioux City Casino                       6,133           4,119           2,275           1,728
     Argosy Casino - Lawrenceburg                   101,773          92,360          34,944          32,383
     Lawrenceburg financial advisory fee (4)         (5,089)         (4,618)         (1,747)         (1,619)
     Corporate                                      (12,065)        (11,991)         (5,031)         (3,638)
     Jazz Enterprises, Inc.                          (1,795)         (1,812)           (560)           (617)
     Other                                              (93)             24             (23)             10
                                                  ---------       ---------       ---------       ---------
          Total (2)                               $ 147,817       $ 114,558       $  49,579       $  43,181
                                                  =========       =========       =========       =========

                              ARGOSY GAMING COMPANY
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)




(1) Income from operations and EBITDA are presented before consideration of any management fee paid to us, before the Lawrenceburg 42.5% minority interest and before the Sioux City 30% minority interest for the period prior to our July 2000 acquisition of this 30% minority interest.

(2) Excludes a $6.8 million pre-tax charge related to the write-off of assets for the nine months ended September 30, 2000.

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

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     CASINO--Casino revenues for the nine months ended September 30, 2000 increased $90.1 million, or 21.9%, to $502.4 million from $412.3 million for the nine months ended September 30, 1999. The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 31.5% increase in casino revenues from $182.0 to $239.4 million. In particular, Alton casino revenues increased from $61.5 to $85.8 million, Riverside casino revenues increased from $61.7 to $73.0 million, Sioux City casino revenues increased from $20.0 to $26.4 million, and Baton Rouge casino revenues increased from $38.8 to $54.2 million. Lawrenceburg casino revenues increased $32.7 million, or 14.2%, to $263.0 million for the nine months ended September 30, 2000, from $230.3 million over the nine months ended September 30, 1999. Each of our casinos reported increases in passengers as well as an increase in the average win per passenger for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. This increase in revenues was partially attributable to favorable regulatory changes in Illinois, Missouri and Louisiana.

     Casino expenses increased $33.0 million to $219.0 million for the nine months ended September 30, 2000 from $186.0 million for the nine months ended September 30, 1999. This increase is due to increased gaming and admission taxes at all properties totaling $21.7 million and increases in other casino expenses of $11.3 million at all properties due to increases in overall revenues and admissions at all properties.

     ADMISSIONS--Admissions revenues (net of complimentary admissions) increased slightly by $0.8 million to $14.8 million for the nine months ended September 30, 2000 from $14.0 million for the nine months ended September 30, 1999. Although the number of admissions increased, more complimentary admissions were given to customers as part of Lawrenceburg's marketing program.

     FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $7.4 million to $50.3 million for the nine month period ended September 30, 2000 from $42.9 million for the nine months ended September 30, 1999. This increase is primarily attributable to a $4.7 million increase at Lawrenceburg and a $1.6 million increase at Alton. Food, beverage and other net profit improved $4.8 million to $17.2 million for the nine months ended September 30, 2000 from $12.4 million for the nine months ended September 30, 1999.

     For the nine months ended September 30, 2000, the Lawrenceburg hotel generated $3.0 million in net revenues and $1.1 million of operating profit. The hotel occupancy percentage was 90% and the average daily room rate including promotional allowances was $86. For the nine months ended September 30, 1999, the Lawrenceburg Hotel generated $3.2 million in net revenues and $1.5 million of operating profit. The hotel occupancy rate was 83% and the daily room rate including promotional allowances was $84. The decrease in hotel net revenues and operating profit reflects an increase in complimentary rooms to our customers.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $18.2 million to $105.3 million for the nine months ended September 30, 2000 from $87.1 million for the nine months ended September 30, 1999, due primarily to an increase of $8.3 million at Lawrenceburg related to additional payments required to be paid to the city as a result of increased gaming revenue and expanded advertising and marketing efforts, a $1.8 million increase in rent expense in Riverside and $5.9 million of increase costs at our other properties primarily relating to expanded promotions. Selling, general and administrative expenses for the nine months ended September 30, 1999 included $1.8 million due to expenses related to a severance package and settlement arrangement.

     OTHER OPERATING EXPENSES--Other operating expenses increased by $2.2 million to $22.6 million for the nine months ended September 30, 2000 from $20.4 million for the nine months ended September 30, 1999 due to increases attributable to the overall increase in revenues.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $1.3 million to $27.0 million for the nine months ended September 30, 2000 from $25.7 million for the nine months ended September 30, 1999, due primarily to an increase of $1.2 million at Alton for depreciation on the new landing facility placed in service in December 1999.

     INTEREST EXPENSE--Net interest expense decreased $9.8 million to $26.3 million for the nine months ended September 30, 2000 from $36.1 million for the nine months ended September 30, 1999. This decrease is primarily attributable to a refinancing completed during June 1999, which lowered the average borrowing rate and increased our flexibility to use cash flows to lower our average outstanding debt balances. There was also a significant decrease in interest expense to our minority partner in Lawrenceburg.

     MINORITY INTERESTS - Our minority interest expense increased by $5.0 million to $31.0 million for the nine months ended September 30, 2000 from $26.0 million for the nine months ended September 30, 1999. This increase is primarily attributable to improved income at our Indiana Partnership.

     INCOME TAX EXPENSE - Income tax expense increased by $20.7 million to $22.5 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, and 1999, we recorded income tax expense at effective rates of 40% and 15%, respectively. Income tax expense for the nine months ended September 30, 1999 was significantly reduced by the utilization of net operating loss carry forwards generated in 1996 and 1997.

     EXTRAORDINARY LOSS - The Company recorded an extraordinary loss of $1.2 million for the nine months ended September 30, 2000 related to the completion of the final phase of the 1999 refinancing. This extraordinary loss is net of a $0.8 million tax benefit. During the nine months ended September 30, 1999, the Company recorded an extraordinary loss of $34.8 million related to the early extinguishment of debt in conjunction with the completion of its June 1999 refinancing. The extraordinary loss in 1999 was not recorded net of a tax benefit as the Company was in a net operating loss position.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     CASINO--Casino revenues for the three months ended September 30, 2000 increased $24.9 million, or 16.8%, to $172.2 million for the three months ended September 30, 2000 from $147.3 million for the three months ended September 30, 1999. The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 21.0% increase in casino revenues from $67.0 to $81.0 million. In particular, Alton casino revenues increased from $23.4 to $29.4 million, Riverside casino revenues increased from $21.7 to $24.6 million, Sioux City casino revenues increased from $7.4 to $8.8 million, and Baton Rouge casino revenues increased from $14.5 to $18.2 million. Lawrenceburg casino revenues increased $10.8 million, or 13.4%, to $91.1 million for the three months ended September 30, 2000 from $80.3 million for the three months ended September 30, 1999. Each of our casinos reported increases in passengers as well as an increase in the average win per passenger for the three months ended September 30, 2000 versus the three months ended September 30, 1999. This increase was partially attributable to favorable regulatory changes in Missouri.

     Casino expenses increased $9.6 million to $75.2 million for the three months ended September 30, 2000 from $65.6 million for the three months ended September 30, 1999. This increase is due to increased gaming and admission taxes at all properties totaling $6.0 million and increases in other casino expenses of $3.6 million at all properties due to increases in overall revenues and admissions at all properties.

     ADMISSIONS--Admissions revenues (net of complimentary admissions) remained stable at $5.1 million for the three months ended September 30, 2000 and 1999. Although the number of admissions increased, more complimentary admissions were given to customers as part of Lawrenceburg's marketing program.

     FOOD, BEVERAGE AND OTHER--Food, beverage and other revenues increased $2.3 million to $17.6 million for the three month period ended September 30, 2000 from $15.3 million for the three month period ended September 30, 1999. Food, beverage and other net profit improved $0.5 million to $5.2 million for the three months ended September 30, 2000 from $4.7 million for the three months ended September 30, 1999.

     For the three months ended September 30, 2000, the Lawrenceburg hotel generated $1.1 million in net revenues and $0.4 million of operating profit. The hotel occupancy percentage was 96% and the average daily room rate including promotional allowances was $88. For the three months ended September 30, 1999, the Lawrenceburg hotel generated $1.3 million in net revenues and $0.8 million of operating profit. The hotel occupancy percentage was 89% and the average daily room rate including promotional allowances was $91. The decrease in hotel net revenues and operating profit reflects an increase in complimentary rooms to our customers.

     SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses increased $6.7 million to $36.8 million for the three months ended September 30, 2000 from $30.1 million for the three months ended September 30, 1999, due primarily to an increase at Lawrenceburg of $1.4 million related to additional payments required to be paid to the city as a result of increased gaming revenue and $0.9 million due to expanded advertising and marketing efforts, a $0.6 million increase in rent expense in Riverside and $1.6 million of increased costs at our other properties relating to expanded promotions.

     OTHER OPERATING EXPENSES--Other operating expenses increased by $0.5 million to $7.6 million for the three months ended September 30, 2000 as compared to $7.1 million for the three months ended September 30, 1999 due to increases attributable to the overall increase in revenues.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $0.3 million from $8.6 million for the three months ended September 30, 1999 to $8.9 million for the three months ended September 30, 2000.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     INTEREST EXPENSE--Net interest expense decreased $2.3 million to $7.7 million for the three months ended September 30, 2000 from $10.0 million for the six months ended September 30, 1999. This decrease is primarily attributable to a refinancing completed during June 1999, which lowered the average borrowing rate and increased our flexibility to use cash flows to lower our average outstanding debt balances. There was also a significant decrease in interest expense to our minority partner in Lawrenceburg.

     MINORITY INTERESTS - Our minority interest expense increased by $0.8 million to $10.8 million for the three months ended September 30, 2000 as compared to $9.6 million for the three months ended September 30, 1999. This increase is primarily attributable to improved income at our Indiana Partnership.

     INCOME TAX EXPENSE - Income tax expense increased by $8.5 million to $9.1 million for the three months ended September 30, 2000 from $0.6 million for the three months ended September 30, 1999. During the three months ended September 30, 2000, and 1999, we recorded income tax expense at effective rates of 41% and 5%, respectively. Income tax expense for the three months ended September 30, 1999 was significantly reduced by the utilization of net operating losses.

     EXTRAORDINARY LOSS - The Company recorded an extraordinary loss of $3.7 million for the three months ended September 30, 1999 related to its completion of the June 1999 refinancing.


COMPETITION

     Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area. Our Riverside Casino faces competition from three casino companies in the Kansas City area. Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Indiana Partnership faces competition from two riverboat casinos in the Cincinnati market, the second of which opened in October 2000. In addition, The Indiana Partnership competes with a riverboat casino in the Louisville, Kentucky area approximately 100 miles from our Lawrenceburg facility. There could be further unanticipated competition in any market which we operate as a result of legislative changes or other events. We expect each market in which we participate, both current and prospective, to be highly competitive.

LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 2000, we generated cash flows from operating activities of $134.6 million compared to $94.3 million for the same period in 1999. This increase is attributable to improved operations at each of our five casino locations.

     In the nine months ended September 30, 2000, we used cash flows for investing activities of $32.2 million compared to $17.6 million for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, $9.1 million in cash flows were used to purchase the minority interest in the Sioux City Partnership. The primary use of cash flows in both the nine months ended September 30, 2000 and 1999 were for purchases of property and equipment. During the nine months ended September 30, 2000, $9.9 million of cash flows were used to fund progress payments to construct the Baton Rouge Hotel.

                              ARGOSY GAMING COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     During the nine months ended September 30, 2000, we used $99.9 million in cash flows for financing activities compared to using $128.9 million of cash flows for financing activities for the same period in 1999. During the nine months ended September 30, 2000, $62.8 million in cash flows were used to make repayments on the line of credit. Cash flows in both 2000 and 1999 were used for repayment of long-term debt, repayment of partner loans, and distributions related to the Lawrenceburg partnership. Sources of cash during the nine months ended September 30, 1999 included proceeds from the issuance of subordinated notes and borrowings on the line of credit.

     At September 30 , 2000, we had approximately $49.6 million of cash and cash equivalents, including approximately $28.0 million held at the Indiana Partnership. During June 2000, the Company redeemed the remaining $22.2 million of First Mortgage Notes that were not tendered in the June 1999 refinancing. The Company had previously placed $25.2 million in escrow to fund the June 2000 redemption. At September 30, 2000, we had outstanding $200.0 million of Senior Subordinated Notes, which were issued in June 1999 and are due in June 2009 and $41.0 million on a senior secured revolving credit facility. As of November 6, 2000 availability under the credit facility was approximately $169 million.

     We have made a significant investment in property and equipment and plan to make significant additional investments at certain of our existing properties. In 2000, we expect maintenance capital expenditures primarily related to the purchase of new gaming product and facility enhancements to be approximately $19.0 million, and expenditures related to the Baton Rouge hotel and other project capital expenditures to be approximately $26.0 million.

     Both of our partners in the Indiana Partnership have exercised their put rights under terms of the Lawrenceburg Partnership agreement. Ultimately we will have the right to purchase the selling partners' interests. If we elect to purchase the minority interest, a significant portion of this purchase could be funded through existing credit facilities. However, we will be required to fund a portion of the purchase by obtaining additional debt or equity financing. No assurance can be given that we would be able to obtain such additional financing on favorable terms.

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

                              ARGOSY GAMING COMPANY
                                OTHER INFORMATION


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS -

     The Company is from time to time a party to legal proceedings arising in the ordinary course of business. Other than as disclosed below, the Company is unaware of any legal proceedings, which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

MATTERS PERTAINING TO INTERIM HOLDINGS, L.L.C. AND ARGOSY GAMING COMPANY, ET AL

     On January 6, 2000, the Company was named as a defendant in a lawsuit filed by Interim Holdings, L.L.C., in the Circuit Court of St. Louis County, Missouri, in a case styled INTERIM HOLDINGS, L.L.C. V. ARGOSY GAMING CO., ET AL.. The Company removed the lawsuit to the federal district court for the Eastern District of Missouri. On April 13, 2000, the federal district court remanded the lawsuit back to the Circuit Court of St. Louis County. The lawsuit is styled as a "bill in equity." It concerns a purchase agreement and consulting agreement entered into between Argosy and St. Louis Concessions, Inc. ("SLC"), as part of Argosy's attempt to purchase certain assets including assuming a lease for a gaming facility in downtown St. Louis. The lawsuit alleges that Argosy's loans pursuant to the purchase agreement to SLC and consulting payments to WPW Ventures, Inc. ("WPW") defrauded creditors of Floyd C. Warmann, an individual with an ownership interest in SLC and WPW. The Company filed a Motion to Dismiss the lawsuit on July 5, 2000. The Court denied that Motion to Dismiss on August 21, 2000 and ordered the parties to proceed with discovery into the lawsuit. That discovery is ongoing. Management believes that the claims are without merit and that the legal bases for the suit are unsupportable. Further, Management does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

     On September 13, 2000, the Company filed suit against John C. Foley and the company that he controls, Interim Holdings, L.L.C. (collectively "defendants") in the federal district court for the Southern District of Illinois, in a case styled ARGOSY GAMING CO. V. FOLEY, ET AL.. On October 3, 2000, Argosy served discovery requests on the defendants. On October 25, 2000, the defendants filed a Motion to Dismiss the lawsuit, a Motion to Stay the lawsuit pending the outcome of the Missouri lawsuit, and objections to Argosy's discovery requests. The lawsuit alleges six counts against the defendants based on communications that they made to third parties regarding Argosy's actions. The counts allege trade disparagement, fraud, interference with business advantage, deceptive trade practices, defamation, and false light defamation. Argosy seeks a court order restricting the defendants from making further statements impugning Argosy's good name and business reputation. Argosy also seeks unspecified monetary damages. Argosy will be responding to the motions filed by the defendants.

             LAWRENCEBURG PARTNERSHIP APPRAISAL LITIGATION

BACKGROUND

     Under the terms of the Amended and Restated Partnership Agreement ("Partnership Agreement") for Indiana Gaming Company, L.P. (the "Partnership") among Conseco Entertainment, L.L.C. ("Conseco") and Centaur, Inc. ("Centaur"), the limited partners in the Partnership, The Indiana Gaming Company, the general partner of the Partnership and a wholly-owned subsidiary of the Company ("Indiana Gaming") after December 10, 1999 each limited partner of the Partnership has the right to sell its entire interest in the Partnership to the remaining partners. On April 28, 2000 Conseco exercised this right and gave its irrevocable notice to Indiana Gaming and Centaur ("Put Notice").

     The Partnership Agreement provides that after Conseco gave its Put Notice that Conseco (sometimes herein referred to as, a "Selling Partner") and Indiana Gaming and Centaur (sometimes herein collectively referred to as "Non-Selling Partners") had 60 days to attempt in good faith to negotiate the purchase price for the Selling Partner's interest. In the event within such 60 day period the parties could not agree upon a purchase price for the Selling Partner's interest, the Partnership Agreement provides that the purchase price of the Selling Partner's interest shall be determined by an appraisal process. The appraisal process requires that the Selling Partner and Non-Selling Partners each select an independent nationally recognized appraisal firm with expertise in the gaming industry. The Selling Partner selected PricewaterhouseCoopers LLP ("PWC") and the Non-Selling Partners selected Houlihan Lokey Howard & Zakin ("HLHZ"). If the appraised purchase prices of the two appraisers are within 10% of one another then the appraisal price is the average of the two and if the two appraisals are more than 10% apart then a third independent appraiser is selected by PWC and HLHZ and the appraisal price is the average of the three appraisals. Once the price is determined by appraisal (either by the two appraisers or the three appraisals) the Non-Selling Partners have 60 days to elect to purchase the Selling Partner's interest at the appraised price. If the Non-Selling Partners fail to elect to purchase the Selling Partner's interest at the appraised price THEN the entire Partnership and its assets are to be auctioned to the highest bidder.

     On September 18, 2000 Centaur also exercised its put rights for its partnership interest.

TIPPECANOE COUNTY, INDIANA LITIGATION

     CONSECO ENTERTAINMENT, L.L.C., PLAINTIFF V. INDIANA GAMING COMPANY, L.P., THE INDIANA GAMING COMPANY, CENTAUR, INC. AND RJ INVESTMENTS, INC., Defendants filed in the Tippecanoe Superior Court in Tippecanoe County, Indiana, case no. #79D01-0006-CP-235.

     On June 14, 2000 Conseco filed the above-captioned cause of action seeking a declaratory judgment with respect to certain timing provisions of the Partnership Agreement relating to the appraisal process. Essentially, Conseco seeks an interpretation of the Partnership Agreement that the negotiation period between the parties, the appraisal process and the 60 days after the appraisal process to elect to purchase the Selling Partner's interest, and the closing on the sale of the interest if the Non-Selling Partners elect to purchase must be concluded within 6 months from the date of the Put Notice or October 28, 2000. The Company's interpretation of the Partnership Agreement is that the applicable 6 month period within which the Non-Selling Partners must consummate the purchase of the Selling Partner's interest begins when the purchase price is determined by the appraisal process.

     Conseco selected PWC to appraise its interest. PWC is also Conseco, Inc.'s, the parent of Conseco, independent public accounting firm. PWC's appraisal (a signed and certified copy of which has never been delivered to the Company) purports to appraise Conseco's interest at $356 million. In the Illinois litigation discussed below, Indiana Gaming is challenging both the independence of PWC and the validity of the PWC appraisal. The Illinois litigation alleges that among the numerous errors in PWC's appraisal is its assumption that the Partnership adds a fourth floor to the existing Lawrenceburg facility and PWC uses the earnings of this hypothetical fourth floor to arrive at its value. PWC fails to recognize that from a structural and regulatory point of view a fourth deck is probably not feasible. HLHZ, the appraiser selected by the Non-Selling Partner, appraised Conseco's interest at $229,513,000. PWC and HLHZ had agreed upon the third appraiser if one was necessary, however, to date the third appraisal firm which was selected by PWC and HLHZ has not commenced work.

     On October 6, 2000 Conseco filed a petition with the Court in this action seeking among other things, that the appraised value be determined by just using the average of the PWC and HLHZ appraised prices rather than obtain a third appraiser and for the Court to appoint an independent party to conduct the auction process if necessary, rather than have Indiana Gaming conduct the process. This petition along with Conseco's motion for summary judgment was to have been heard by the Tippecanoe County Court on October 26, 2000, however, due to an order issued by the Illinois Supreme Court on October 25, 2000 in the below described Illinois litigation, the Tippecanoe County Court declined to hear arguments or take any action on these matters. On October 27, 2000 the judge in the Tippecanoe County Case decided, on his own action, to withdraw from the case. A new judge must be selected before this matter proceeds further. The parties are attempting to agree upon a judge.

ILLINOIS LITIGATION

     THE INDIANA GAMING COMPANY V. CONSECO ENTERTAINMENT, L.L.C., CENTAUR, INC. AND RJ INVESTMENTS, INC. pending in the Circuit Court for Madison County, Illinois case no. 00 MR 411.

     On September 5, 2000 Indiana Gaming filed the above action seeking a declaratory judgment that pursuant to the terms of the Partnership Agreement that Indiana Gaming is an eligible bidder in any auction of the Partnership in the event the Non-Selling Partners fail to buy the Selling Partner's interest after the appraisal process. On September 11, 2000 Indiana Gaming filed an Amended Complaint seeking not only the declaratory judgment but also alleging a breach of contract claim against Conseco with respect to its conduct in connection with the appraisal process and seeks, among other things, to have the PWC appraisal declared invalid. On September 25, 2000 Conseco removed the action from Madison County, Illinois to the United States District Court, Southern District of Illinois. Indiana Gaming filed a motion for remand to Madison County, Illinois and on October 10, 2000 the case was remanded to Madison County, Illinois. Indiana Gaming filed a Motion for a Preliminary Injunction to enjoin Conseco from prosecuting its petition referred to above in the Tippecanoe County case. On October 18, 2000 the Court held a hearing regarding the injunction and entered a preliminary injunction enjoining Conseco from prosecuting its Indiana petition, but permitting Conseco to proceed with its declaratory judgment relief as to the interpretation of the timing provision in the Partnership agreement. The Madison County Circuit Court then issued a second order requiring Conseco to withdraw its petition in the Tippercanoe County case. On October 24, 2000 Conseco filed with the Illinois Supreme Court a Motion for Supervisory Order and an Emergency Motion to Stay Enforcement of the Circuit Court's orders which was granted by the Illinois Supreme Court that day. On October 25, 2000 Indiana Gaming filed a Motion to Vacate the stay order which was granted that day and the Illinois Supreme Court ordered a "status quo" of all proceedings by the parties pending a review and hearing before the Illinois Supreme Court. As of November 10, 2000 no hearing before the Illinois Supreme Court has been scheduled.

HAMILTON COUNTY, INDIANA LITIGATION

     CONSECO, INC. V. INDIANA GAMING COMPANY, L.P., THE INDIANA GAMING COMPANY, ARGOSY GAMING COMPANY, CENTAUR, INC. AND RJ INVESTMENTS, INC. pending in the Superior Court for Hamilton County, Indiana, Case No. 29001-0010-CP-653.

     On October 17, 2000 Conseco, Inc., parent company to Conseco Entertainment L.L.C. ("Parent") file a complaint for damages and injunctive relief, alleging among other things that Indiana Gaming and Argosy have attempted to frustrate and delay Parent's efforts to restructure its debts. A temporary restraining order was issued on October 20, 2000 which purports to prohibit Indiana Gaming from pursuing the Illinois action. Parent is also seeking unspecified money damages, including punitive damages, for tortous inference and abuse of process. Recently, Parent has filed a Petition in this case alleging Indiana Gaming violated the Court's temporary restraining order by responding to Conseco's Motion for Stay in the Illinois Supreme Court. Indiana Gaming and Argosy filed a Motion to Dismiss and a hearing is to be held with respect to such motion on November 3, 2000, however, the court has not yet ruled on that motion. The hearing on the Preliminary Injunction is set for November 15, 2000.

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



Date: November 14, 2000                  /s/ Dale R. Black
     -----------------------------      ----------------------------------
                                             Dale R. Black
                                             Senior Vice President-Chief
                                             Financial Officer