Form 10-K
period 2000-12-31
ARGOSY GAMING CO
filed 2001-02-15
CIK 895385

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000
Commission file number: 0-21122

ARGOSY GAMING COMPANY
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1304247 (I.R.S. Employer Identification No.)
219 Piasa Street, Alton, Illinois (Address of principal executive offices)	62002 (Zip code)

Registrant's telephone number, including area code: (618) 474-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	New York
Securities registered pursuant to Section 12(g) of the Act:	None

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

    As of February 13, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates was $505,949,580. The closing price of the Common Stock on February 13, 2001 as reported on the New York Stock Exchange, was $22.25.

    As of February 13, 2001, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 28,500,589.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this 10-K incorporates information by reference from the registrant's 2001 definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

PART I

ITEM 1. BUSINESS

    Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as references to "Argosy" or the "Company" refer to Argosy Gaming Company and all of its subsidiaries.

The Company

    We are a leading owner and operator of five riverboat casinos located in emerging gaming markets of the central United States. We pioneered riverboat gaming in St. Louis, Kansas City, Baton Rouge and Sioux City by opening the first casino in each of those markets. Our riverboat casino that serves the Cincinnati market from Lawrenceburg, Indiana is one of the largest revenue producing riverboats in the United States gaming industry. We operate the Lawrenceburg casino through a joint venture subsidiary of which we currently own a 57.5% interest. In December 2000 and January 2001, we agreed to purchase our minority partners' collective 42.5% interest in the Lawrenceburg casino for an aggregate of $365 million. Our acquisition of the Lawrenceburg casino minority interests is subject to the receipt of all necessary regulatory approvals and will occur in one or two separate transactions. The transactions will be financed with the net proceeds from our recent Senior Subordinated Notes offering and additional borrowings under our planned amendment and restatement of the senior credit facility.

    We are a Delaware corporation. Our principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002 and our telephone number is (618) 474-7500. You may obtain additional information about us at our website, www.argosycasinos.com.

    The following summarizes our casino properties:

Casino Name	Principal Metropolitan Markets Served	2000 Net Revenues	Approximate Gaming Positions
		(in thousands)
Argosy Casino Lawrenceburg	Cincinnati-Dayton-Columbus, Ohio	$367,743	2,680
Alton Belle Casino	St. Louis, Missouri	115,732	1,100
Argosy Casino of Greater Kansas City	Kansas City, Missouri	101,791	1,310
Argosy Casino—Baton Rouge	Baton Rouge, Louisiana	72,995	1,020
Belle of Sioux City Casino	Sioux City, Iowa	35,814	540

    Over the past several years, we have been implementing a strategic plan that has helped transform us from a company focused on developing casino properties to one recognized for achieving superior operational performance. Our strategy emphasizes increasing revenues and profits through expanding direct marketing programs, investing in state-of-the-art gaming products, such as new slot machines and player tracking systems, and improving cost controls.

    Our initiatives have had the greatest impact at our four western casinos in Alton, Kansas City, Baton Rouge and Sioux City. For the year ended December 31, 2000, net revenues at the western casinos combined increased 25% to $326 million, while EBITDA (earnings before interest, taxes, depreciation and amortization) increased 49% to $86 million. At Lawrenceburg, net revenues for the year ended December 31, 2000 grew 11% to $368 million while EBITDA increased 8% to $133 million. Overall, we reported record results for the year ended December 31, 2000 with a 17% increase in net revenues to $695 million and a 24% increase in EBITDA to $194 million.

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

  •
  Marketing efforts focused on direct marketing.  Our primary marketing focus is through direct and relationship marketing to encourage repeat business and foster customer loyalty. At each of our properties we use sophisticated player tracking systems to identify and reward premium players and our most loyal customers. Based on a player's gaming activity, we create targeted promotions including exclusive direct mail offers and "members' only" concerts, parties, tournaments, sweepstakes and special entertainment events.

  •
  Invest in new gaming equipment.  Because slot machines represent 82% of our casino revenues, we regularly and systematically upgrade our gaming product with state-of-the-art slot machines. We believe that regularly replacing slot machines with the most popular products creates a more exciting gaming experience and increases profitability. At our western casinos, the upgraded machines increased the average daily revenue over the older machines they replaced. At Lawrenceburg, additional new slot product helped us take advantage of increased market demand. Going forward we expect to replace an average of 15-20% of our gaming equipment annually.

  •
  Renovate our riverboat and dockside entertainment facilities.  To maintain a fresh and exciting gaming experience for our customers, we have developed a prudent capital investment plan to systematically renovate our casino and entertainment facilities. During 1999, we completed a $18 million project at Alton that replaced the existing entertainment pavilion with a newly renovated barge that was originally used as the Lawrenceburg temporary landing facility and an additional new barge. The Alton renovation significantly enhanced the facility's restaurant and entertainment amenities and added an additional 130 slot machines. During 2000, we spent an additional $2 million to improve the Alton casino landing and added an additional 100 slot machines. We plan to spend an additional $2.5 million in 2001 to enhance the Alton riverboat. In June 1999, we completed a $5 million renovation and retheming of our Baton Rouge riverboat. The renovation of the Baton Rouge riverboat's third deck features approximately 200 of the newest and most popular video poker machines and gaming product upgrades to target the video poker market. In July 1999, we began construction of a $23 million, 300 room convention hotel adjacent to the Baton Rouge riverboat casino which opened on February 5, 2001.

  •
  Increase financial flexibility and pursue strategic opportunities.  In June 1999, we completed a refinancing that has allowed us to lower our overall cost of capital, reduce our annual borrowing cost by approximately $13 million and provide the flexibility to take advantage of growth opportunities as they arise. In the future, we will look to invest in growth opportunities that add shareholder value and maintain the proper capital structure. These opportunities include the purchase of the minority interests in our Lawrenceburg casino as well as possible acquisitions of complementary businesses and other strategic opportunities.

Casino Properties

Argosy Casino Lawrenceburg

    Property:  The Lawrenceburg casino is located on the Ohio River in Lawrenceburg, Indiana approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area. The Lawrenceburg casino is one of the largest riverboats in the United States with 74,300 square feet of gaming space on three levels with 2,100 slot machines and 100 table games. The vessel can accommodate 4,000 passengers; however, to enhance our customers' comfort and enjoyment, we operate at a self-imposed capacity of 3,600 passengers. We typically conduct 9 two-hour cruises seven days a week, with an additional cruise on Friday and Saturday evenings, for a total of 65 cruises per week. Each cruise lasts two hours including a 30 minute boarding time and during peak periods we charge admission fees. Approximately 50% of our weekend cruises are sold out. Indiana gaming law permits dockside gaming only when inclement weather or water conditions prevent a riverboat from cruising. At such times, the Lawrenceburg casino remains dockside and operates on its normal schedule.

    The complex also includes a 300 room hotel, which was completed in June 1998, a 200,000 square foot land-based entertainment pavilion and support facility featuring a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge and a 1,800 space parking garage. Employee and overflow parking is provided at a 1,400 space remote lot that is accessed by shuttle bus. We opened the Lawrenceburg casino on December 10, 1996 and, through September 30, 1997, operated from a temporary site utilizing a leased vessel and entertainment and support barge that featured approximately 1,275 gaming positions. Parking for the temporary facility was provided by a 1,400 space remote lot from which we operated a shuttle to and from the casino. On October 1, 1997, the Lawrenceburg casino commenced operations from its permanent riverboat vessel, which it used on a limited capacity basis at the temporary site. On December 9, 1997, the Lawrenceburg casino moved to its permanent site and became fully operational in June 1998 with the completion of its hotel.

    We are the sole general partner of, and hold a 57.5% general partnership interest in, Indiana Gaming Company, L.P., our joint-venture subsidiary that operates the Lawrenceburg casino. Conseco Entertainment L.L.C. ("Conseco"), an indirect subsidiary of Conseco, Inc., holds a 29.0% limited partnership interest and Centaur, Inc. ("Centaur") holds the remaining 13.5% limited partnership interest in the Lawrenceburg partnership. We manage the operations of the Lawrenceburg casino and receive a management fee of 7.5% of EBITDA, while Conseco receives a financial advisory fee of 5.0% of EBITDA.

    In December 2000 and January 2001, we reached agreements with our minority partners in the Lawrenceburg casino to purchase their 42.5% limited partnership interests for $365 million, including the repayment of Conseco's preferred equity interest and outstanding partner loans. In connection with the December agreement, we agreed to settle all pending litigation between Conseco and us upon purchase of their minority interest. The purchases of these minority interests are subject to receipt of all necessary regulatory approvals and satisfaction of customary closing conditions.

    Capital Improvements:  In 2000, we spent approximately $6 million on capital improvements including $3.1 million on slot machines and related systems.

    Gaming Market:  The Lawrenceburg casino draws from a population of approximately 1.6 million residents in the Cincinnati metropolitan area and an additional 5.4 million people who reside within 100 miles of Lawrenceburg, including the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky.

    In the Cincinnati market, the Lawrenceburg casino directly competes with two other riverboat casinos. The three riverboat casinos operating in the Cincinnati market generated $511 million of gaming revenues in 2000, a 13% increase from 1999. The Lawrenceburg casino represented 44% of gaming position capacity in the Cincinnati market, and captured 67% of the market's gaming revenues.

    Our closest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. The newest competitor, which opened in October 2000, is located 40 miles from Lawrenceburg in Switzerland County, Indiana. Secondarily, we compete with a riverboat casino in Bridgeport, Indiana in the Louisville, Kentucky area approximately 100 miles from Lawrenceburg.

    Regulatory Update:  Indiana gaming law currently limits the number of gaming licenses to be issued in the state to a total of 11, including a maximum of 5 licenses along the Ohio River and a limit of one license per county. Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. Our Indiana gaming license is subject to renewal in 2001 and on an annual basis thereafter. Indiana gaming law does not restrict the size of a licensee's gaming facility or place limits on customer losses or betting levels.

    On January 25, 2001, the Indiana House of Representatives approved a bill that if enacted would, among other things, significantly increase the amount of taxes we pay on gaming revenues generated by our Lawrenceburg casino. The proposed legislation calls for a graduated tax structure on gaming revenues with a top bracket tax of 32.5% on gaming revenues above $125 million. The bill also calls for an increase in the per person admission tax for riverboat operations from $3 to $4. In addition to the tax increases, the proposed legislation would allow us to conduct dockside gaming operations at Lawrenceburg and eliminate existing restrictions on owning more than one Indiana casino. The bill is currently in committee in the Indiana Senate and is not expected to reach the Senate floor until March 2001. If the bill is enacted into law in its current form, it would have a material adverse effect on our future operating results. For example, assuming the legislation was effective January 1, 2000, the Lawrenceburg casino's 2000 EBITDA would have been reduced by approximately $41 million. This estimated impact gives no effect to additional gaming revenues that could be generated through dockside operations. In our experience, early stage bills are subject to numerous changes as they proceed through the legislative process. As a result, we are unable to predict whether the House bill will be enacted into law, if at all, in its current form or with significant modifications.

Alton Belle Casino

    Property:  The Alton Belle Casino is located on the Mississippi River in Alton, Illinois approximately 20 miles northeast of downtown St. Louis. We commenced operations in Alton, Illinois in September 1991 as the first gaming facility in Illinois and the St. Louis metropolitan market. Following the success of our original Alton riverboat casino, we built and opened a larger three-deck contemporary style cruise liner. The cruise liner features 26,500 square feet of gaming space, 950 slot machines and 30 table games. In June 1999, Illinois passed a law permitting casinos to offer continuous dockside gaming. As a result, the Alton Belle Casino remains dockside and offers its customers unlimited ingress and egress during its hours of operation.

    During 1999, we replaced our existing 37,000 square foot entertainment pavilion with a newly-renovated barge that was originally used as the Lawrenceburg temporary landing facility and an additional new barge. The new entertainment pavilion is approximately 60,000 square feet and features a newly designed entrance, 130 additional slot machines, larger and improved food and beverage venues and a new 400 seat main showroom. Parking is available at an adjacent city-owned surface parking facility and at two sites in the city of Alton, to and from which we provide valet parking as well as free shuttle service.

    Capital Improvements:  During 2000, we spent an additional $2 million to improve the Alton landing and added an additional 100 slot machines. We plan to spend an additional $2.5 million to enhance the Alton riverboat in 2001.

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

    The Alton Belle Casino faces competition from five other riverboat casino companies currently operating in the St. Louis area and expects the level of competition to remain intense in the future. As an Illinois licensee, the Alton Belle Casino is not subject to Missouri's $500 loss limit and therefore has a competitive advantage in attracting high-end customers over competitors operating under Missouri licenses. The riverboat casinos operating in the St. Louis market generated $684 million of gaming revenues in 2000, a 10% increase from 1999. The Alton Belle Casino represented approximately 11% of gaming position capacity in the St. Louis market, and captured approximately 16% of the market's gaming revenues.

    Regulatory Update:  Illinois gaming law currently limits the number of gaming licenses to be issued in the state to 10. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions. Our Illinois gaming license is subject to annual renewal in October 2001.

    In June 1999, Illinois passed an amendment to the Illinois Riverboat Gambling Act to permit casinos to offer continuous dockside gaming with unlimited ingress and egress. In addition to legalizing dockside gaming, the amendment authorized the grant of a gaming license to certain persons to develop and operate a casino in Rosemont, Illinois. A group of plaintiffs filed a lawsuit requesting the court to declare that the 1999 amendment violates the Illinois and U.S. constitutions because the grant of the Rosemont license amounted to "special legislation." If a court invalidates the grant of the Rosemont license, all of the provisions of the 1999 amendment, including the provisions legalizing dockside gaming, would be invalidated. In such event, we would be required to resume cruising and suspend our dockside gaming activities at our Alton casino until such time as the Illinois legislature passed a law reauthorizing dockside gaming. On January 25, 2001, the court dismissed the lawsuit concluding that the plaintiffs lacked standing and on January 30, 2001, the Illinois Gaming Board denied the Rosemont group's applications for an Illinois gaming license. Because we anticipate that both groups will appeal these rulings, we are unable to determine what the ultimate resolution of these matters will be. The loss of dockside gaming at our Alton casino, however would adversely affect our financial results.

Argosy Casino of Greater Kansas City

    Property:  The Argosy Casino of Greater Kansas City is located on the Missouri River in Riverside, Missouri on a 55-acre site approximately five miles from downtown Kansas City. The riverboat features approximately 36,000 square feet of gaming space, 1,110 slot machines and 35 table games. The Kansas City casino began operations in Kansas City, Missouri on June 22, 1994 as the first gaming facility to open in the Kansas City market. During November 1999, Missouri adopted open boarding, allowing customers unlimited ingress and egress, eliminating the two hour mock cruising requirements.

    The Kansas City casino is complemented by an 85,000 square foot land-based entertainment facility featuring specialty and buffet restaurants, a sports/entertainment lounge and 8,000 square feet of banquet/conference facilities. A parking garage and surface parking areas with 2,027 spaces are located adjacent to the pavilion.

    Capital Improvements:  During 2000, we spent $2.1 million on maintenance capital, including $0.7 million on slot machines and related equipment.

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

    We currently face competition from three other casinos in the Kansas City area. The four riverboat casinos operating in the Kansas City market generated $535 million of gaming revenues in 2000, an 8%

increase from 1999. Our Kansas City casino represented 15% of gaming position capacity in the Kansas City market, and captured 18% of the market's gaming revenues.

    Regulatory Update:  Our Missouri gaming license is subject to renewal in June 2002 and again every two years thereafter.

Argosy Casino—Baton Rouge

    Property:  The Argosy Casino—Baton Rouge is located on the Mississippi River in downtown Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space, 790 slot machines and 40 table games. The Baton Rouge casino began operations in September 1994 as the first riverboat gaming facility in the Baton Rouge market. The Baton Rouge casino is a three-level riverboat casino that typically conducts eight 3-hour cruises seven days a week. Louisiana gaming law provides that a gaming vessel need not cruise if there is inclement weather or if the river conditions endanger the passengers or crew. During such times that the riverboat is prevented from cruising it operates on an unlimited ingress and egress schedule.

    The riverboat casino is complemented by our adjacent real estate development known as Catfish Town. Catfish Town is located next to Baton Rouge's convention complex, the Centroplex, which has a 12,000-seat arena and a 30,000-square foot exhibition hall. Catfish Town includes a 50,000 square foot glass-enclosed atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of retail space that is currently available for lease. On February 5, 2001, we opened our newly constructed, 300 room convention hotel in Catfish Town. The Argosy Casino—Baton Rouge provides parking at a 733-space parking garage and a 271-space surface parking lot.

    Capital Improvements:  During 2000, we spent approximately $1.9 million in capital improvements including approximately $0.9 million in slot machines and related upgrades. We also spent $14.1 million for Hotel construction during 2000.

    Gaming Market:  The Baton Rouge casino draws from a population of approximately 540,000 in the Baton Rouge metropolitan area. The Baton Rouge casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and operators of video poker machines in non-casino locations in certain Baton Rouge parishes. The two riverboat casinos operating in the Baton Rouge market generated approximately $164 million of gaming revenues in 2000, an 18% increase from 1999. The Argosy Casino—Baton Rouge represented 47% of gaming position capacity in the Baton Rouge market, and generated 44% of the market's gaming revenues.

    The casino benefited from the elimination of video poker machines in non-casino locations in more heavily populated Baton Rouge parishes as of July 1, 1999. In June 1999, we completed a renovation of the Argosy Casino—Baton Rouge's facilities to aggressively pursue the approximately $80 million portion of the video poker market that was eliminated.

    Regulatory Update:  Our Louisiana license is currently up for renewal. We are currently waiting for the Louisiana Gaming Board to schedule a hearing date for the renewal. After renewal our Louisiana license will be subject to renewal in five years.

    Jazz Enterprises:  Jazz Enterprises, Inc. owns and operates the Catfish Town development adjacent to the riverboat casino. The development of the historic Catfish Town riverfront warehouse district into a retail/entertainment district was an integral element in obtaining a Louisiana gaming license for the Argosy Casino—Baton Rouge. Our original intent was to develop and operate the casino and our joint-venture partner would develop and manage the Catfish Town real estate and hotel. In 1995 our real estate partner experienced financial difficulties, and to preserve our gaming license, we purchased Jazz Enterprises, Inc.

    Pursuant to a development agreement, Jazz Enterprises, Inc. had certain obligations to the City of Baton Rouge, including the obligation to construct a convention size hotel or collect and pay to the City an incremental head tax of $2.50 per passenger, fund a transportation system connecting downtown Baton Rouge and Catfish Town and to develop the Catfish Town facility to accommodate restaurants, retail space and entertainment and restaurant facilities. During July 1999, we began construction of a $23 million 300-room hotel in Baton Rouge to fulfill our obligations under the development agreement. The hotel opened on February 5, 2001. Cash flows at Baton Rouge benefited by $3.1 million in 2000 due to the elimination of the incremental head tax.

Belle of Sioux City

    Property:  The Belle of Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 12,500 square feet of gaming space, 430 slot machines and 20 table games. The Belle of Sioux City typically conducts one two-hour cruise each day for 100 days per year. At all other times the Belle of Sioux City remains dockside and operates with unlimited ingress and egress. The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space and administrative support offices.

    We became the manager of the Belle of Sioux City on October 4, 1994 and on December 1, 1994 began operating the Belle of Sioux City through a partnership in which we were a 70% general partner and Sioux City Riverboat Corp., Inc. was a 30% limited partner. As manager of the casino we receive a management fee of 4.5% based upon the facility's adjusted gross gaming revenues (as defined in the management agreement). In July 2000, we purchased the 30% minority interest in the Belle of Sioux City Casino from Sioux City Riverboat Corp., Inc. for $9.2 million.

    Capital Improvements:  In 2000, we spent approximately $0.7 million to enhance our customers' gaming experience at the Belle of Sioux City. Specifically, we spent $0.5 million on slot machines.

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

    Regulatory Update:  Our Iowa gaming license is subject to annual renewal each March. In addition, Iowa law stipulates that a referendum must be held in 2002 to reaffirm gaming in each county that has gaming and further stipulates that similar referenda be held every eight years thereafter.

Proposed Kenosha, Wisconsin Casino

    Development Agreement:  In December 2000, we entered into an agreement with Nii-Jii Entertainment, LLC ("Nii-Jii") to serve as the developer and operator of a proposed casino in Kenosha, Wisconsin. Nii-Jii separately has entered into an agreement with the Menominee Indian Tribe of Wisconsin to serve as the manager of the casino project proposed at the Dairyland Greyhound Race Track site in Kenosha. The proposed casino project is subject to numerous regulatory approvals, including receiving approval from the United States Bureau of Indian Affairs for placing in federal trust the proposed casino site for the benefit of the tribe. Under our agreement with Nii-Jii, we have committed to provide up to $40 million of financing for the project. Our financing commitment is conditioned upon obtaining the requisite regulatory approvals for all parties and the tribe raising the remaining project costs through an institutional debt offering.

Insurance

    We carry property and casualty insurance on our land-based assets and our vessels, generally in the amount of their replacement costs, with a nominal deductible with respect to our land-based assets and a deductible equal to 2% of the replacement value of the vessels. Our land-based assets are covered by flood insurance. Our general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million as an annual aggregate with a $50,000 deductible. Our general liability insurance with respect to our marine operations has a $100,000 per occurrence deductible with per occurrence coverage up to a $75 million limit. With respect to worker's compensation we have a $250,000 per occurrence deductible with a $1 million per occurrence limit. We carry business interruption insurance at our properties which carry a deductible ranging from 14 to 30 days depending on the location and maximum coverage up to $35 million.

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

  •
  amenities offered at the gaming facility and the related support and entertainment facilities;

  •
  convenient parking facilities;

  •
  a location more favorably situated to the population base of a market and ease of accessibility to the casino site; and

  •
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

Marketing

    We have changed our marketing focus from mass marketing to direct and relationship marketing in order to encourage repeat business and foster customer loyalty. We have designed an overall marketing strategy to attain our objective of utilizing direct marketing as our primary means of communicating with our customers. Although the marketing plan for each of our properties is tailored to the specific needs of the site, the overall strategic components are relatively constant:

  •
  further refine and enhance our database marketing efforts;

  •
  create a full-service player development program to service our premium customers;

  •
  aggressively market our gaming product and facility improvements;

  •
  refine, enhance and expand the schedule of parties, events and entertainment; and

  •
  utilize public relations as a tool to increase awareness, and reinforce marketing efforts by publicizing winners.

    A key tactic in implementing our overall strategy is the effective use of the information we obtain regarding our customers' playing activity. At each of our properties, we encourage patrons to join the Argosy Preferred Club. We then track the member's level of play through the use of sophisticated player tracking systems. As of December 31, 2000, we had over 1,200,000 Preferred Club members and we are adding, on average, over 20,000 new members each month. Utilizing the information from our database, we create targeted promotions including exclusive direct mail offers and "members only" parties, tournaments, sweepstakes and special entertainment events.

Regulatory

    Regulatory Licensing and Regulation by Gaming and Local Authorities.  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. These regulations apply not only to us, but also to our subsidiaries, stockholders and officers and directors. The Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming commission, the Louisiana Gaming Control Board and the Missouri Gaming Commission (herein collectively referred to as "Applicable Gaming Commissions") have broad discretion to, among other things, limit, condition, suspend, fail to renew or revoke a gaming license or approval to own an equity interest in us or our subsidiaries, for any cause they deem reasonable. The suspension, failure to renew or revocation of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on our business.

    To date, we have obtained all governmental licenses, registrations, permits and approvals necessary for the operation of our current gaming activities. Gaming licenses and related approvals are deemed to be privileges under the laws of our licensing states. We cannot assure you that the Applicable Gaming Commissions will renew or not revoke our existing licenses or that they will grant us any new licenses, permits or approvals that may be required in the future. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction.

    Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business. Moreover, legislation to prohibit or limit gaming may be introduced in the future in states where gaming has been legalized. The enactment of any such legislation or adverse regulatory changes in jurisdictions where we operate gaming facilities could have a material adverse effect on our business.

    We believe that the prospect of significant additional tax revenue is one of the primary reasons why new jurisdictions have legalized gaming. As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes. These taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations and will likely incur similar burdens in any other jurisdiction in which we conduct gaming operations in the future. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

    Federal and Non-gaming Regulations.  We are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and Comprehensive Environmental Response, Compensation and Liability Act. We have not made, and do not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in additional costs to us. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and reconcile mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

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

Employees

    As of December 31, 2000, we employed approximately 4,517 full-time and 759 part-time employees. Approximately 2,778 employees, located throughout our properties, are represented by the Seafarers International Union of North America. We have collective bargaining agreements with that union which expire at various times between June 2003 and June 2004. In Alton, 10 of our employees are represented by the International Brotherhood of Electrical Workers and approximately 83 employees are represented by the United Plant Guard Workers of America. In addition, 34 employees located throughout our properties except Alton are represented by American Maritime Officers Union.

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

  •
  first, to the partners pro rata for tax payments in an amount equal to their taxable net income for such period;

  •
  second, to the partners as a prepayment of principal on capital loans to be applied in the inverse order of maturity, up to 75% of the remaining cash flow;

  •
  third, in payment of a preferred return of 14% on any preferred equity contributed by the partners;

  •
  fourth, as a return of the preferred equity contributed by the partners;

  •
  fifth, as a return of common equity contributed by the partners; and

  •
  sixth, to the partners in accordance with their respective percentage interests.

    These distributions are required to be made no less frequently than quarterly, but historically, they have been made monthly. The partnership agreement provides that the net cash proceeds from a sale or refinancing are distributed by the general partner in the same order as cash flow except that the proceeds will be used to repay 100% of outstanding capital loans by the partners.

    Partnership Interest Buy-Sell Obligations.  Through our wholly-owned subsidiary, The Indiana Gaming Company, we are the 57.5% majority partner in Indiana Gaming Company L.P., the Indiana partnership that owns and operates the Lawrenceburg casino. Conseco Entertainment, L.L.C. ("Conseco") holds a 29% limited partnership interest in the partnership and Centaur, Inc. ("Centaur") holds a 13.5% limited partnership interest. Under the terms of the Lawrenceburg partnership agreement, after December 10, 1999, each of Conseco and Centaur had the right to sell its entire interest in the partnership to the remaining partners. On April 28, 2000, Conseco exercised its put rights with respect to its 29% interest. On September 18, 2000, Centaur also exercised its put rights for its 13.5% interest.

    The Lawrenceburg partnership agreement provides that after a partner gives its sale notice, the other partners have 60 days to attempt in good faith to negotiate a purchase price for the selling partner's interest. If, at the end of the 60-day period, the parties are unable to agree upon a purchase price, the partnership agreement requires that the purchase price be determined by an appraisal process.

    We were unable to agree upon a purchase price with Conseco within the 60-day time period and commenced the appraisal process. The appraisal process was characterized by numerous disputes that culminated in multiple lawsuits being filed in Indiana and Illinois by both Conseco and us. These disputes continued through December 2000, when we reached an agreement with Conseco to purchase its 29% limited partnership interest for $260 million, including the repayment of Conseco's preferred equity interest and outstanding partner loans. In connection with the December agreement, we agreed to settle all pending litigation between Conseco and us upon purchase of their minority interest.

    In January 2001, we reached an agreement with Centaur to purchase its 13.5% limited partnership interest for $105 million. In connection with the purchase of Conseco's and Centaur's limited partnership interest, we are in the process of amending and restating our existing credit facility to, among other things, increase borrowing availability to $400 million. Funds available from the net proceeds of our recent $150 million Senior Subordinated Notes offering and from borrowings under the amended and restated credit facility will be used to finance the purchase of Conseco's and Centaur's limited partnership interests. The purchase of these minority interests is subject to, and will be consummated in one or two separate transactions promptly following, receipt of all necessary regulatory approvals and satisfaction of customary closing conditions.

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

  •
  a material breach (after notice and expiration of applicable cure periods) of certain material provisions of the partnership agreement dealing with such things as distributions to partners or the failure to obtain the required consent of the limited partners for certain major decisions;

  •
  if the general partner is convicted of embezzlement or fraud;

  •
  certain bankruptcy events;

  •
  if our partnership interest in the Lawrenceburg partnership is less than 40% due to sales or dilution for failure to pay required capital;

  •
  a final unappealable judgment against The Indiana Gaming Company in excess of $25 million which is uninsured and remains unsatisfied, unreleased or unstayed for 180 days;

  •
  certain acts by the general partner constituting "gross mismanagement;" and

  •
  if a secured creditor, such as the lenders under the credit facility, were to foreclose on the pledge of our partnership interest in the Lawrenceburg partnership.

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

ITEM 2. PROPERTIES

    The following is a list of the Company's principal properties as of December 31, 2000. Substantially all of the properties of the Company are subject to the lien of the Company's senior lenders under its $200 million Senior Secured Credit Facility Agreement dated June 8, 1999.

	Interest	Function	Lease Expiration
Alton, Illinois
Office Building	Leased	Executive Offices	Month to Month
Real Property	Leased	Landing Rights	April 2001(2)
Alton Belle II	Owned	Riverboat Casino
Office Building	Owned	Offices
Support Barges	Owned	Landing and Office facilities
Spirit of America Barge	Owned	Staging Vessel
Riverside, Missouri
Real Property	Leased	Landing Rights	December 2004(2)
Real Property	Owned	Permanent Landing Site
Argosy IV	Owned	Riverboat Casino
Baton Rouge, Louisiana
Real Property	Owned	Vessel Access and Hotel
Argosy III	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge
Lawrenceburg, Indiana(1)
Real Property	Owned	Permanent Landing Site and Hotel	December 2002(2)
Argosy VI	Owned	Riverboat Casino
Docking Site	Leased	Vessel Dock
Sioux City, Iowa
Argosy V	Owned	Riverboat Casino	June 2002
Support Barge	Owned	Staging Barge
Real Property	Leased	Landing Rights

(1)
Owned by a partnership pursuant to which the Company, through a wholly-owned subsidiary, has a 57.5% partnership interest and serves as general partner.

(2)
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

Lawrenceburg Partnership Appraisal Litigation

    On December 16, 2000 the Company entered into a Settlement Agreement with Conseco Entertainment, L.L.C. and Conseco, Inc. (collectively "Conseco") settling all pending litigation in Indiana (Hamilton and Tippecanoe County) and Illinois (Madison County) by agreeing to purchase Conseco's entire partnership interest in Lawrenceburg for $260 million. On December 22, 2000, the Company entered into a Purchase Agreement with Conseco which provides the Closing must occur on March 1, 2001 or Conseco is able to seek a judgment against the Company for $260 million.

Steven B. Small et al. v. Harrahs et al.

    In November 1997, the Missouri Supreme Court issued a ruling striking down a legislative definition of the Missouri and Mississippi Rivers in the context of a constitutional amendment permitting gaming on the Missouri and Mississippi Rivers. Following the decision of the Missouri Supreme Court, Steven B. Small filed a putative class action against the Missouri Gaming Company and other gaming companies in the Kansas City area in the United States District Court for the Western District of Missouri. State of Missouri, ex. Rel. Steven B. Small, et al., v. Harrah's North Kansas City Corp., et, al. Small asserted that the licenses of the Missouri Gaming Company and the other defendants were invalid and that the defendants were violating federal and state laws, including the Racketeer Influenced Corrupt Organizations Act. Small also asserted that the Missouri Gaming Company and other defendants threatened him in violation of the Hobbs Act. Small also claimed that for a period of time the Missouri Gaming Company's boat cruised into Kansas. Small sought to recover his losses as well as all losses sustained by the putative class plus injunctive relief. Small never obtained certification of a class. In June 1998, the District Court of Missouri dismissed Small's action against the Missouri Gaming Company. Small appealed the decision to the United States Court of Appeals for the Eighth Circuit. The People of the State of Missouri, et al. v. Harrah's—North Kansas City Corporation, et al.. The Eighth Circuit affirmed the District Court's decision. Small failed to timely file a writ of certiorari with the United States Supreme Court. Small has made two requests for extensions to file a writ of certiorari. We believe these requests were not filed on a timely basis.

    On October 30, 1998, Small filed an action seeking declaratory relief in the Circuit Court of the Circuit Court of Cole County, Missouri. The relief sought was a declaration that the gaming operators were conducting illegal games of chance. The Circuit Court of Cole County dismissed Small's action without providing the relief sought. Small has appealed the decision to the Missouri Court of Appeals for the Western District of Missouri. People of the State of Missouri ex. Re. Steven B. Small, Appellant v. Harrah's North Kansas City Corp., et al. The Missouri Court of Appeals affirmed the dismissal of Small's state court action and denied his application to the Missouri Supreme Court. The Missouri Supreme Court also denied a request to review this case.

    Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Gaming Industry Class Actions

    The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name William H. Poulos, etc. v. Caesars World, Inc., et al. On February 13, 1997 the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second amended complaint. The parties have fully briefed the Plaintiff's motion for class certification and are awaiting a decision from the court. Discovery has been stayed pending the Court's ruling. The Plaintiff's currently are conducting such discovery. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

Conservancy District Lease Litigation in Dearborn County, Indiana

    On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to the Company's affiliate Indiana Gaming, L.P. and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming, L.P. has been awarded a riverboat owner's license by the Commission. Defendants are the District and its individual directors. In 1998, Indiana Gaming, LP. was permitted to intervene and is now contesting the action. The District and its directors have advised that they are contesting the action and intend to continue to do so. An adverse ruling in this matter could have a material adverse effect on the Company.

Matters Pertaining to Interim Holdings, L.L.C. and Argosy Gaming Company, et al

    On January 6, 2000, the Company was named as a defendant in a lawsuit filed by Interim Holdings, L.L.C., in the Circuit Court of St. Louis County, Missouri, in a case styled Interim Holdings, L.L.C. v. Argosy Gaming Co., et al. The Company removed the lawsuit to the federal district court for the Eastern District of Missouri. On April 13, 2000, the federal district court remanded the lawsuit back to the Circuit Court of St. Louis County. The lawsuit is styled as a "bill in equity." It concerns a purchase agreement and consulting agreement entered into between Argosy and St. Louis Concessions, Inc. ("SLC"), as part of Argosy's attempt to purchase certain assets including assuming a lease for a gaming facility in downtown St. Louis. The lawsuit alleges that Argosy's loans pursuant to the purchase agreement to SLC and consulting payments to WPW Ventures, Inc. ("WPW") defrauded creditors of Floyd C. Warmann, an individual with an ownership interest in SLC and WPW. The Company filed a Motion to Dismiss the lawsuit on July 5, 2000. The Court denied that Motion to Dismiss on August 21, 2000 and ordered the parties to proceed with discovery into the lawsuit. While discovery was proceeding, on December 1, 2000, Warmann, also a defendant in the lawsuit, filed a motion to dismiss the lawsuit. On January 9, 2001, the Court granted Warmann's motion to dismiss and dismissed the entire lawsuit with prejudice. On January 24, 2001, Interim Holdings filed a motion to vacate the dismissal or, in the alternative, allow it to amend its original complaint. The Company filed a response to that motion. On February 5, 2001, the Court denied Interim Holdings' motion. Interim Holdings has the right to appeal to the Missouri Court of Appeals.

    On February 9, 2001, Interim Holdings, L.L.C. filed a new lawsuit in the Circuit Court of St. Louis County, Missouri, naming the Company as a co-defendant. This lawsuit alledges fraud and civil conspiracy pertaining to the purchase and consulting agreements discussed in the preceeding paragraph.

    Management believes that these claims are without merit and that the legal bases for these suits are unsupportable. Further, Management does not expect that these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

    On September 13, 2000, the Company filed suit against John C. Foley and the company that he controls, Interim Holdings, L.L.C. (collectively "defendants") in the federal district court for the Southern District of Illinois, in a case styled Argosy Gaming Co. v. Foley, et al. On October 3, 2000, Argosy served discovery requests on the defendants. On October 25, 2000, the defendants filed a Motion to Dismiss the lawsuit, a Motion to Stay the lawsuit pending the outcome of the Missouri lawsuit, and objections to Argosy's discovery requests. The lawsuit alleges six counts against the defendants based on communications that they made to third parties regarding Argosy's actions. The counts allege trade disparagement, fraud, interference with business advantage, deceptive trade practices, defamation, and false light defamation. Argosy seeks a court order restricting the defendants from making further statements impugning Argosy's good name and business reputation. Argosy also seeks unspecified monetary damages. Argosy will be responding to the motions filed by the defendants.

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

    Additionally, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to the Company. The suit alleges the same, or substantially similar, facts that formed the basis of the federal claim which was dismissed on November 17, 1997. The defendants have filed a Peremptory Exception of No Cause of Action, Peremption and Prescription and Exception of Lis Pendens in response to Capitol House's state court suit. A hearing on these exceptions was held June 1, 1998. The Court granted the exception and dismissed the suit as to Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. The Court denied the exception as to Jazz and the Former Jazz Shareholders. On behalf of Jazz and the Former Jazz Shareholders, a supervisory writ was filed with the First Circuit Court of Appeal, State of Louisiana, seeking a dismissal of the claims. Capitol House has also appealed the dismissal of the claims as to the other parties. On December 10, 1998, the Court of Appeal granted a hearing and then denied the supervisory writs of Jazz and the Former Jazz Shareholders and affirmed the ruling of the trial court. Jazz and the Former Jazz Shareholders filed a Motion for Rehearing before the Court of Appeal, which was ultimately denied. Thereafter, Jazz and the Former Jazz Shareholders filed a writ of certiorari to the Louisiana Supreme Court, which writ was also denied. Jazz and the Former Jazz Shareholders are now conducting discovery and intend to file additional exceptions and/or motions for summary judgment in the trial court. Capitol House's appeal of the trial court's dismissal of Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam was finally argued before the First Circuit, which reversed the trial court's ruling and overturned the defendants' peremptory exception of no cause of action thereby causing these defendants to return to this litigation. Argosy, Argosy of Louisiana and the Partnership have filed a writ or certiorari with the Louisiana Supreme Court which was eventually denied, and therefore, Argosy, Argosy of Louisiana and the Partnership have rejoined with Jazz and the Former Jazz Shareholders to assert their additional defenses in this matter by various exceptions and/or motions for summary judgment. An adverse ruling in this matter could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the New York Stock Exchange under the symbol AGY. On January 31, 2001, the approximate number of stockholders of record of the Company's Common Stock was 700. The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated. These quotations and sales prices do not include retail mark-ups, mark-downs or commissions.

	Price Range of Common Stock
Year Ending December 31, 2000	High	Low
1st Quarter	$17.25	$9.75
2nd Quarter	$18.375	$13.00
3rd Quarter	$18.4375	$13.00
4th Quarter	$19.6875	$15.8125
	Price Range of Common Stock
Year Ending December 31, 1999	High	Low
1st Quarter	$6.25	$2.625
2nd Quarter	$8.9375	$5.25
3rd Quarter	$15.4375	$8.25
4th Quarter	$17.25	$11.25

    On February 13, 2001, the reported last sales price for the Common Stock was $22.25.

    Since the Company's initial public offering in February 1993, the Company has not declared any cash dividends or distributions on its Common Stock. Although the Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying dividends, this policy will be reviewed quarterly by the Company's Board of Directors in light of, among other things, its results of operations, capital requirements, any restrictions imposed by applicable gaming regulations and restrictions imposed by the Company's indentures and loan documents. At present the Company's Credit Agreement dated June 8, 1999 requires the consent of the lenders in order to declare a dividend.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except share and per share amounts)
Statement of Operations data:
Net revenues	$694,844	$594,554	$506,668	$344,083	$244,817
Income (loss) from operations	151,556	123,025	87,811	6,530	(10,751)
Net income (loss)	45,375	11,479	5,741	(40,213)	(24,839)
Diluted net income (loss) per share	1.56	0.40	0.23	(1.65)	(1.02)
Weighted average diluted common shares outstanding	29,143,543	28,920,656	24,604,485	24,333,333	24,333,333

Balance sheet data (at end of period):
Total assets	$537,236	$566,860	$562,752	$559,856	$530,528
Long-term debt, including current maturities	276,336	379,373	424,000	449,790	380,208
Total stockholders' equity	103,952	58,245	40,863	32,663	72,701

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

    The results of our operations for the year ended December 31, 2000 reflect increases in both revenues and operating income at all of our casino properties. This improvement is primarily attributable to the successful execution of our operating strategy, which has been developed with the goal to position us as the premier riverboat casino operator. This strategy includes capitalizing on management's significant experience and expertise in gaming industry operations, continued emphasis on database marketing techniques, and prudently investing in gaming and gaming-related assets for its properties. In addition, 1999 and 2000 revenues were favorably impacted by regulatory changes in three of our markets; dockside gaming in Alton, beginning June 26, 1999, the July 1, 1999 elimination of video poker at many non-casino sites in Baton Rouge, and the advent of open boarding in Kansas City on November 15, 1999. In addition, the results of our Baton Rouge casino were favorably impacted by an elimination of an additional head tax of $2.50 per passenger which ceased on July 29, 1999 when we began construction of a $23 million, 300 room convention hotel at its Baton Rouge property. The hotel opened February 5, 2001.

    During 1999, we recorded an extraordinary loss of $24.9 million (net of a $13.5 million tax benefit) related to the early extinguishment of debt. Also, during 1999, we recognized a $10.0 million tax benefit representing prior federal income tax net operating losses.

ARGOSY GAMING COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

	Years Ended December 31,
	2000	1999	1998
Casino Revenues
Alton Belle Casino	$112,077	$84,664	$67,798
Argosy Casino—Riverside	97,049	84,892	71,955
Argosy Casino—Baton Rouge	70,943	53,262	46,828
Belle of Sioux City Casino	34,801	28,013	22,572
Argosy Casino—Lawrenceburg	344,013	308,316	264,352

Total	$658,883	$559,147	$473,505

Net Revenues
Alton Belle Casino	$115,732	$88,079	$72,064
Argosy Casino—Riverside	101,791	89,813	76,960
Argosy Casino—Baton Rouge	72,995	55,110	49,054
Belle of Sioux City Casino	35,814	28,889	23,526
Argosy Casino—Lawrenceburg	367,743	332,235	284,721
Other	769	428	343

Total	$694,844	$594,554	$506,668

Income (loss) from Operations(1)
Alton Belle Casino	$32,155	$23,115	$13,850
Argosy Casino—Riverside	17,803	12,564	5,369
Argosy Casino—Baton Rouge	11,947	1,129	(3,381)
Belle of Sioux City Casino	6,708	4,570	1,919
Argosy Casino—Lawrenceburg	111,991	103,295	87,907
Jazz Enterprises, Inc.(5)	(5,103)	(5,118)	(6,312)
Corporate	(15,516)	(15,113)	(9,990)
Other	(1,629)	(1,417)	(1,551)

Total(2)	$158,356	$123,025	$87,811

EBITDA(1)(3)
Alton Belle Casino	$38,016	$27,388	$17,835
Argosy Casino—Riverside	23,368	18,252	11,293
Argosy Casino—Baton Rouge	16,384	6,348	1,891
Belle of Sioux City Casino	8,277	5,838	3,016
Argosy Casino—Lawrenceburg	133,039	123,083	105,674
Lawrenceburg financial advisory fee(4)	(6,652)	(6,154)	(5,200)
Jazz Enterprises, Inc.(5)	(2,385)	(2,417)	(3,633)
Corporate	(15,142)	(15,082)	(9,436)
Other	(455)	(173)	(193)

Total(2)	$194,450	$157,083	$121,247

(1)
Income from operations and EBITDA are presented before consideration of any management fees paid to us, before the Lawrenceburg 42.5% minority interest and before the Sioux City 30% minority interest for the period prior to our July 2000 acquisition of this minority interest.

(2)
Excludes a $6.8 million pretax charge related to the write-off of assets for the year ended December 31, 2000.

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

(5)
Jazz Enterprises, Inc. is a wholly-owned subsidiary that owns and operates the Catfish Town real estate development adjacent to the Company's Baton Rouge casino.

Year ended December 31, 2000 compared to year ended December 31, 1999

    Casino—Casino revenues for the year ended December 31, 2000, increased $99.7 million, or 17.8%, to $658.9 million from $559.1 million for the year ended December 31, 1999. The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 25.6% increase in casino revenues from $250.8 million to $314.9 million. In particular, Alton casino revenues increased from $84.7 million to $112.1 million. Riverside casino revenues increased from $84.9 million to $97.0 million. Sioux City casino revenues increased from $28.0 million to $34.8 million, and Baton Rouge casino revenues increased from $53.3 million to $70.9 million. Lawrenceburg casino revenues increased $35.7 million, or 11.6% to $344.0 million for the year ended December 31, 2000, from $308.3 million for the year ended December 31, 1999. We experienced increases in both passengers and the average win per passenger for the year ended December 31, 2000 versus the year ended December 31, 1999. Additionally, the increase in revenues was partially attributable to favorable regulatory changes in Illinois, Missouri and Louisiana, as well as expanded capacity at Alton.

    Casino expenses increased 14.8% to $287.8 million for the year ended December 31, 2000, from $250.6 million for the year ended December 31, 1999. This increase is primarily due to an increase of $23.1 million in gaming taxes as a result of the overall increase in casino revenues.

    Admissions—Admissions revenues (net of complimentary admissions) were $6.1 million for the year ended December 31, 2000, and $7.2 million for the year ended December 31, 1999. Although the number of admissions increased in Lawrenceburg 1.0% in 2000 over 1999, net admission revenue decreased as more customers were given complimentary admissions.

    Food, Beverage, and Other—Food, beverage and other revenues increased from $58.0 million to $66.1 million for the year ended December 31, 2000. This increase is primarily attributable to the overall increase in casino passengers for the year ended December 31, 2000. Food, beverage and other revenues, as a percent of casino revenues, has remained relatively steady at 10.0% in 2000 and 10.4% in 1999. Food, beverage and other net profit improved $3.0 million to $19.5 million for the year ended December 31, 2000. Increases in revenues and net profit came primarily from Alton and Lawrenceburg. Alton increased food and beverage revenues as it reopened one of its restaurants, which was closed during the entire year ended December 31, 1999. Lawrenceburg's increases were primarily due to a slight increase in admissions.

    During 2000, the Lawrenceburg Hotel generated $4.0 million in net revenues and $1.5 million of operating profit. The hotel occupancy percentage was 87.0% and the average daily room rate, including promotional allowances, was $88. In 1999, the Lawrenceburg Hotel generated $4.2 million in net revenues and $1.9 million of operating profit. The hotel occupancy percentage was 83.2% and the average daily room rate, including promotional allowances, was $84 during the months the hotel was open. The decrease in hotel net revenues and operating profit reflects an increase in complimentary rooms to our customers.

    Selling, General and Administrative—Selling, general and administrative expenses increased 15.6% from $117.5 in 1999 to $135.8 million for the year ended December 31, 2000, due primarily to an increase at Lawrenceburg of $2.6 million related to expanded marketing and $5.2 million in additional development payments to the city due to the increased gaming revenues. Marketing expenses increased $8.3 million for the year ended December 31, 2000, remaining relatively flat as a percent of casino revenues at approximately 7.0%.

    Other Operating Expenses—Other operating expenses increased from $27.9 million in 1999 to $30.2 million for the year ended December 31, 2000 due primarily to increased vessel operating costs.

    Depreciation and Amortization—Depreciation and amortization increased slightly to $36.1 million for the year ended December 31, 2000, from $34.1 million in 1999.

    Interest Expense—Net interest expense decreased $12.3 million to $33.4 million for the year ended December 31, 2000. The decrease in interest expense is attributable to the repayments on the credit facility in 2000, the refinancing completed during 1999 and the use of escrowed funds in June 2000 to redeem the untendered Mortgage Notes, both of which reduced our debt levels and a decrease of interest to a minority partner of $2.2 million.

    Minority Interests—Our minority interest expense increased by $5.5 million to $40.5 million for the year ending December 31, 2000. This increase is primarily attributable to improved operating results at Lawrenceburg.

    Income Tax Expense—We recorded income tax expense of $31.2 million for the year ended December 31, 2000 compared to income tax expense of $5.9 million for the year ended December 31, 1999. Prior to 2000, our effective tax rate was impacted favorably due to the utilization of net operating loss carryforwards. For the year ended December 31, 1999, income tax expense was offset by the reversal of a $10.0 million valuation allowance related to prior federal income tax net operating losses.

    Net Income Before Extraordinary Item—Net income before extraordinary items was $46.5 million for the year ended December 31, 2000 compared to net income before extraordinary items of $36.4 million in 1999 due primarily to the factors discussed above.

    Extraordinary Loss—We recorded an extraordinary loss of $1.2 million for the year ended December 31, 2000 related to completion of the final phase of the 1999 refinancing. This extraordinary loss is net of a $0.8 million tax benefit. For the year ended December 31, 1999, we recorded an extraordinary loss of $24.9 million, net of a $13.5 million tax benefit, related to the early extinguishment of debt in conjunction with the refinancing.

    Net Income Attributable to Common Stockholders—Net income attributable to common stockholders was $45.4 million for the year ended December 31, 2000 compared to $11.5 million for the year ended December 31, 1999, due primarily to the factors discussed above.

Year ended December 31, 1999 compared to year ended December 31, 1998

    Casino—Casino revenues for the year ended December 31, 1999, increased by 18.1% to $559.1 million from $473.5 million for the year ended December 31, 1998, due in part to a $44.0 million increase in casino revenues at the Lawrenceburg casino, which generated total casino revenues of $308.3 million for the year ended December 31, 1999. Our other properties reported an aggregate 19.9% increase in casino revenues from $209.2 to $250.8 million. This improvement is primarily attributable to the regulatory changes in Illinois, Louisiana and Missouri and to the continued implementation of our operating and marketing strategies. Specifically, Alton casino revenues increased from $67.8 to $84.7 million due in part to dockside gaming effective June 1999; Riverside casino revenues increased from $72.0 to $84.9 million; Sioux City casino revenues increased from $22.6 to $28.0 million and Baton Rouge casino revenues increased from $46.8 to $53.2 million.

    Casino expenses increased 13.0% to $250.6 million for the year ended December 31, 1999, from $221.7 million for the year ended December 31, 1998. This increase is primarily due to an increase of $17.9 million in gaming taxes as a result of the overall increase in casino revenues. Baton Rouge casino expense is net of a $1.6 million decrease in admission taxes due to the elimination of an additional head tax, which commenced when construction began on the Baton Rouge hotel in July 1999.

    Admissions—Admissions revenues (net of complimentary admissions) were $7.2 million for the years ended December 31, 1999 and 1998.

    Food, Beverage, and Other—Food, beverage and other revenues increased from $51.1 million to $58.0 million for the year ended December 31, 1999. This increase is attributable to the restaurants and the hotel at the Lawrenceburg property being open for the entire year in 1999. Food, beverage and other net profit improved $6.0 million to $16.5 million for the year ended December 31, 1999. Alton,

Riverside and Baton Rouge each reported relatively the same food and beverage revenues but decreases in food and beverage expenses. Alton's decrease was due to the closing of one of its restaurants during the entire year ended December 31, 1999 in conjunction with a major renovation. Riverside's and Baton Rouge's decreases were primarily due to the decreased use of food and beverage as promotional items.

    The Lawrenceburg hotel contributed $4.2 million in net revenues and $1.9 million of operating profit. The hotel occupancy percentage was 83.2% and the average daily room rate, including promotional allowances, was $84. In 1998, the hotel occupancy percentage was 73.5% and the average daily room rate, including promotional allowances, was $79 during the months the hotel was open.

    Selling, General and Administrative—Selling, general and administrative expenses increased 21.7% to $117.5 million for the year ended December 31, 1999, due primarily to an increase at Lawrenceburg of $3.9 million related to expanded marketing and $4.5 million in additional development payments to the city due to the increased gaming revenues. Corporate expenses increased due to expenses of $1.8 million related to a severance and settlement arrangement and $3.1 million related to incentive compensation. Marketing expenses increased $4.8 million for the year ended December 31, 1999 but remained relatively flat, at approximately 7%, as a percentage of casino revenues.

    Other Operating Expenses—Other operating expenses increased from $26.6 million in 1998 to $27.9 million for the year ended December 31, 1999.

    Depreciation and Amortization—Depreciation and amortization increased slightly to $34.1 million for the year ended December 31, 1999, from $33.4 million in 1998.

    Interest Expense—Net interest expense decreased $8.2 million to $45.7 million for the year ended December 31, 1999. The decrease in interest expense is primarily attributable to the refinancing completed during 1999 and a decrease of interest to a minority partner of $3.0 million. This decrease, however, was offset by a decrease in capitalized interest of $1.0 million.

    Minority Interests—Our minority interest expense increased by $8.8 million to $35.0 million for the year ending December 31, 1999. This increase is primarily attributable to improved income at our Indiana Partnership.

    Income Tax Expense—We recorded income tax expense of $5.9 million for the year ended December 31, 1999 compared to income tax expense of $1.1 million for the year ended December 31, 1998. Our effective tax rate has been impacted favorably in 1999 and 1998 due to the utilization of net operating loss carryforwards. Income tax expense was offset by the reversal of a $10.0 million valuation allowance related to prior federal income tax net operating losses that are expected to be utilized in 2000.

    Net Income Before Extraordinary Item—Net income before extraordinary items increased to $36.4 million for the year ended December 31, 1999 from $6.6 million in 1998 due primarily to the factors discussed above.

    Extraordinary Loss—We recorded an extraordinary loss of $24.9 million for the year ended December 31, 1999 related to the early extinguishment of debt in conjunction with a refinancing. This extraordinary loss is net of a $13.5 million tax benefit.

    Net Income Attributable to Common Stockholders—Net income attributable to common stockholders was $11.5 million for the year ended December 31, 1999 compared to $5.7 million for the year ended December 31, 1998, due primarily to the factors discussed above.

Liquidity and Capital Resources

    During 2000, we generated cash flows from operating activities of $158.2 million compared to $126.7 million for 1999. This increase is attributable to the improved operations at each of our five casino locations.

    During 2000, we used cash flows for investing activities of $44.0 million versus $37.1 million for 1999. Capital expenditures in 2000 consisted of $13.6 million in maintenance capital, primarily related to slot machine replacements and $19.6 million for expansion projects, including construction of a 300 room hotel in Baton Rouge. During 2000, $9.2 million in cash flows were used to purchase the minority interest in the Sioux City partnership.

    During 2000, we used $101.5 million in cash flows for financing activities compared to $132.3 million in cash flows for the same period in 1999. During 2000, $56.4 million in cash flows were used to make repayments on the line of credit. Cash flows in both 2000 and 1999 were used to repay loans related to our Lawrenceburg casino, partner equity distributions related to the Lawrenceburg partnership and for payments on installment contracts and other long term debt. In 1999, we received proceeds of $200 million from the issuance of subordinated notes and $161.8 million from a bank credit facility. During 1999, we also repaid long-term debt of $327.7 million, placed $25.2 million in funds in an escrow to retire the First Mortgage Notes, repaid $58.0 million on the credit facility, used $30.6 million to pay premiums to retire existing debt in connection with our refinancing and used $8.7 million to pay fees in connection with the refinancing.

    At December 31, 2000, we had approximately $59.4 million of cash and cash equivalents, including approximately $38.8 million held at the Indiana Partnership. During June 2000, we redeemed the remaining $22.2 million of First Mortgage Notes that were not tendered in the June 1999 refinancing. At December 31, 2000, we had outstanding $200 million of Senior Subordinated Notes, which were issued in June 1999 and are due in June 2009 and $47.4 million on a senior secured revolving credit facility. As of February 13, 2001 availability under the credit facility was approximately $146 million.

    We have made a significant investment in property and equipment and plan to make significant additional investments at our existing properties. In 2001, we expect maintenance capital expenditures primarily related to the purchase of new gaming product and facility enhancements to be approximately $19.1 million and final expenditures related to the Baton Rouge hotel to be approximately $7.3 million.

    Both of our partners in the Indiana partnership have exercised their put rights under the terms of the Lawrenceburg partnership agreement. In December 2000, we reached an agreement with Conseco to purchase its 29% limited partner interest for $260 million, including the repayment of Conseco's preferred equity interest and outstanding partner loans and to settle all pending litigation between us and Conseco. In January 2001, we reached an agreement with Centaur to purchase its 13.5% limited partnership interest for $105 million. We anticipate closing the purchase of the Lawrenceburg casino limited partner interests in one or two separate transactions in the first quarter of 2001 subject to, and promptly following, receipt of all necessary regulatory approvals.

    We have also agreed to provide up to $40 million as part of our agreement to develop and operate a proposed casino in Kenosha, Wisconsin. The proposed casino would be owned by the Menominee Indian Tribe of Wisconsin. Of this $40 million commitment, we have advanced $1 million during 2001 and will advance up to an additional $4 million upon the tribe receiving approval from the United States Bureau of Indian Affairs to place the proposed casino property in federal trust. We also have committed to provide a $30 million subordinated note concurrent with, and conditioned upon, the tribe's institutional debt offering that is anticipated to finance the project. In addition, we will provide a $5 million completion guarantee on the construction of the proposed facility. This project and our funding commitment are subject to numerous regulatory approvals.

    To provide funding for our purchase of Conseco's and Centaur's limited partnership interests and our Kenosha casino development commitment, we are in the process of amending and restating our existing credit facility to, among other things, increase borrowing availability to $400 million. We believe that cash on hand, operating cash flows, available capacity under our amended and restated credit facility and the net proceeds from our recent $150 million Senior Subordinated Notes offering, will be sufficient to fund the purchase of Conseco's and Centaur's limited partnership interests, our commitment to develop the Kenosha casino and our current operating, capital expenditure and debt service obligations.

Market Risk—Interest Rate Sensitivity

    The market risk inherent in our financial instruments is the potential loss in fair value arising from adverse changes in interest rates. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes as the majority of our indebtedness is financed at fixed rates.

    The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates and estimated fair value of our debt obligations.

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value 12/31/00
	(dollars in thousands)
Fixed Rate Debt	$670	$743	$825	$916	$1,016	$201,661	$205,831	$216,831
Average Interest Rate	10.5%	10.5%	10.5%	10.5%	10.8%
Variable Rate Debt	23,105	—	—	47,400	—	—	70,505	70,505
Average Interest Rate	12.5%	—	—	8.6%	—	—

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) increased competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations, and (iv) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Argosy Gaming Company are included in this report:

  Consolidated statement of income for each of the three years ended December 31, 2000
  Consolidated balance sheet at December 31, 2000 and 1999
  Consolidated statement of cash flows for each of the three years ended December 31, 2000
  Consolidated statement of shareholders' equity for each of the three years ended December 31, 2000
  Notes to consolidated financial statements
  Quarterly results (unaudited)
  Report of Independent Auditors

ARGOSY GAMING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$59,374	$47,090
Restricted cash in escrow	—	25,244
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $1,328, respectively	2,444	3,909
Income taxes receivable	1,074	653
Deferred income taxes	4,849	18,681
Other current assets	4,453	4,840

Total current assets	72,194	100,417

Net property and equipment	397,989	405,205

Other assets:
Deferred finance costs, net of accumulated amortization of $2,364 and $1,069, respectively	7,767	8,782
Goodwill and other intangible assets, net of accumulated amortization of $9,669 and $7,409, respectively	56,681	49,761
Other	2,605	2,695

Total other assets	67,053	61,238

Total assets	$537,236	$566,860

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31,
	2000	1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,304	$17,894
Accrued payroll and related expenses	11,677	12,174
Other accrued liabilities	52,275	39,178
Accrued interest	2,659	3,176
Current maturities of long-term debt	23,775	32,668

Total current liabilities	105,690	105,090

Long-term debt	252,561	346,705
Deferred income taxes	10,762	9,945
Other long-term obligations	236	219
Minority interests in equity of consolidated subsidiaries	64,035	46,656
Commitments and contingent liabilities (Note 17)	—	—
Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,394,423 and 28,325,106 shares issued and outstanding at December 31, 2000 and 1999, respectively	284	283
Capital in excess of par	80,693	80,362
Retained earnings (deficit)	22,975	(22,400)

Total stockholders' equity	103,952	58,245

Total liabilities and stockholders' equity	$537,236	$566,860

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Revenues:
Casino	$658,883	$559,147	$473,505
Admissions	18,998	18,893	16,025
Food, beverage and other	66,146	57,998	51,057

	744,027	636,038	540,587
Less promotional allowances	(49,183)	(41,484)	(33,919)

Net revenues	694,844	594,554	506,668

Costs and expenses:
Casino	287,770	250,559	221,682
Selling, general and administrative	135,819	117,518	96,550
Food, beverage and other	46,575	41,528	40,550
Other operating expenses	30,230	27,866	26,639
Depreciation and amortization	36,094	34,058	33,436
Write-down of assets held for sale	6,800	—	—

	543,288	471,529	418,857

Income from operations	151,556	123,025	87,811

Other income (expense):
Interest income	1,368	2,870	3,582
Interest expense	(34,768)	(48,594)	(57,487)

	(33,400)	(45,724)	(53,905)

Income before minority interests, income taxes and extraordinary items	118,156	77,301	33,906
Minority interests	(40,466)	(34,975)	(26,205)
Income tax expense	(31,161)	(5,900)	(1,140)

Income before extraordinary items	46,529	36,426	6,561
Extraordinary loss on extinguishment of debt (net of income tax benefit of $770, $13,500 and $0, respectively)	(1,154)	(24,920)	—

Net income	45,375	11,506	6,561
Preferred stock dividends and accretion	—	(27)	(820)

Net income attributable to common stockholders	$45,375	$11,479	$5,741

Basic net income per share	$1.60	$0.41	$0.23

Diluted net income per share	$1.56	$0.40	$0.23

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$45,375	$11,506	$6,561
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary items	1,154	24,920	—
Depreciation	33,448	31,393	31,011
Amortization	3,905	4,288	4,329
Deferred income taxes	14,649	4,292	536
Compensation expense recognized on issuance of stock	39	113	239
Loss on the disposal of equipment	197	902	789
Minority interests	40,466	34,975	26,205
Write-down of assets held for sale	6,800	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,465	(1,534)	(236)
Other current assets	149	(607)	1,184
Accounts payable	(2,590)	7,394	(2,070)
Accrued liabilities	12,384	8,917	12,686
Other	346	94	429

Net cash provided by operating activities	157,787	126,653	81,663

Cash flows from investing activities:
Purchases of property and equipment	(33,229)	(37,162)	(34,051)
Purchase of minority interest in partnership	(9,150)	—	—
Restricted cash held by trustees	—	—	25,545
Long-term obligations	—	—	(6,583)
Other	(1,619)	18	908

Net cash used in investing activities	(43,998)	(37,144)	(14,181)

Cash flows from financing activities:
Repayment of credit facility	(56,400)	(58,000)	—
Proceeds from credit facility	—	161,800	—
Payments on long-term debt and installment contracts	(4,734)	(6,830)	(7,299)
Increase in deferred finance costs	(842)	(8,736)	—
Repurchase of First Mortgage Notes	(23,716)	(241,043)	—
Redemption of convertible debentures	—	(117,280)	—
Proceeds from issuance of long-term debt	—	200,000	—
Proceeds (net of issuance costs) from sale of
Convertible Preferred Stock and Warrants	—	—	7,365
Cash held in escrow	25,244	(25,244)	—
Repayment of partner loans	(19,830)	(16,285)	(21,939)
Partnership distributions	(21,634)	(20,043)	(14,496)
Other	407	(615)	(610)

Net cash used in financing activities	(101,505)	(132,276)	(36,979)

Net increase (decrease) in cash and cash equivalents	12,284	(42,767)	30,503
Cash and cash equivalents, beginning of year	47,090	89,857	59,354

Cash and cash equivalents, end of year	$59,374	$47,090	$89,857

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except share and per share data)

	Shares	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance, December 31, 1997	24,498,333	$245	$72,038	$(39,620)	$32,663
Restricted stock compensation expense	—	—	239	—	239
Issuance of Convertible Preferred
Stock and Warrants	—	—	(235)	—	(235)
Preferred Stock conversion	1,331,980	13	2,442	—	2,455
Net income	—	—	—	6,561	6,561
Preferred Stock dividends and accretion	—	—	—	(820)	(820)

Balance, December 31, 1998	25,830,313	258	74,484	(33,879)	40,863
Restricted stock compensation expense	—	—	113	—	113
Preferred Stock conversion	2,310,011	23	5,344	—	5,367
Warrants converted	172,496	2	355	—	357
Exercise of stock options	11,156	—	46	—	46
Convertible debentures converted into stock	1,130	—	20	—	20
Net income	—	—	—	11,506	11,506
Preferred Stock dividends and accretion	—	—	—	(27)	(27)

Balance, December 31, 1999	28,325,106	283	80,362	(22,400)	58,245
Restricted stock compensation expense	—	—	39	—	39
Exercise of stock options	69,317	1	292	—	293
Net income	—	—	—	45,375	45,375

Balance, December 31, 2000	28,394,423	$284	$80,693	$22,975	$103,952

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

1. Summary of Significant Accounting Policies

    Basis of Presentation—Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public and, through its subsidiaries or joint ventures, operates riverboat casinos in Alton, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Indiana Gaming Company, L.P. ("Indiana Partnership"), a limited partnership in which the Company is general partner and holds a 57.5% partnership interest, operates a casino and hotel in Lawrenceburg, Indiana.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Argosy and its controlled subsidiaries and partnerships. All significant intercompany transactions have been eliminated.  Under certain conditions, subsidiaries are required to obtain approval from state gaming authorities before making distributions to Argosy.

    Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

    Cash and Cash Equivalents—The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Property and Equipment—Property and equipment are recorded at cost. Leasehold improvements are amortized over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings and shore improvements	5 to 33 years
Riverboats, docks and improvements	5 to 20 years
Furniture, fixtures and equipment	5 to 10 years

    Impairment of Long-Lived Assets—When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

    Deferred Finance Costs—Deferred finance costs are amortized over the life of the respective loans using the effective interest method.

    Goodwill and Other Intangible Assets—Goodwill represents the cost in excess of fair value of net assets acquired, and is amortized over lives up to 40 years. Other intangible assets, primarily payments to cities, are amortized over the lives of the respective leases or development agreements including extensions.

    Revenues and Promotional Allowances—The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Admissions, hotel and other revenue is recognized at the time the related service is performed.

    The retail value of admissions, hotel rooms, food, beverage and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

	Years Ended December 31,
	2000	1999	1998
Admissions	$6,377	$5,895	$4,409
Hotel rooms	1,336	1,059	751
Food, beverage and other	27,858	23,347	22,341

    Advertising Costs—The Company expenses advertising costs as incurred. Advertising expense was $9,857, $10,527 and $9,833 in 2000, 1999 and 1998, respectively.

    Development and Preopening Costs—Development costs incurred in an effort to identify and develop new gaming locations are expensed as incurred. Preopening costs are expensed as occurred.

2. Property and Equipment

    Property and equipment consists of the following:

	December 31,
	2000	1999
Land	$39,252	$39,002
Buildings, leasehold and shore improvements	214,691	217,132
Riverboats, docks and improvements	152,178	164,419
Furniture, fixtures and equipment	115,720	109,399
Construction in progress	19,823	2,642

	541,664	532,594
Less accumulated depreciation and amortization	(143,675)	(127,389)

Net property and equipment	$397,989	$405,205

3. Write Down of Assets Held for Sale

    During December 1999, the Company replaced the landing facility at our Alton property. In June 2000, the Company recorded a $6,800 pretax charge to write down the previous landing facility as it was determined the Company had no planned use for the landing facility.

4. Other Accrued Liabilities

    Other accrued liabilities consist of the following:

	December 31,
	2000	1999
Accrued gaming and admissions taxes	$23,732	$17,532
Slot club liability	4,552	4,195
Accrued insurance expense	9,665	6,232
Other	14,326	11,219

	$52,275	$39,178

5. Long-Term Debt

    Long-term debt consists of the following:

	December 31,
	2000	1999
First mortgage notes due June 1, 2004, interest payable semi-annually at 13.25%	$—	$22,242
Senior secured line of credit, expires June 2004, interest payable at least quarterly at either LIBOR or prime plus a margin (from 8.3% to 10.0% at December 31, 2000)	47,400	103,800
Senior subordinated notes due June 1, 2009, interest payable semi-annually at 10.75%	200,000	200,000
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	5,831	6,487
Notes payable, principal and interest payments due monthly through December 2001, interest payable at prime + 1% (10.5% at December 31, 2000), secured by gaming vessel and certain equipment	14,024	17,933
Loans from partner, principal due in installments, interest payable at prime + 6% (15.5% at December 31, 2000)	9,081	28,911

	276,336	379,373
Less: current maturities	23,775	32,668

Long-term debt, less current maturities	$252,561	$346,705

    On June 8, 1999, the Company issued $200,000 of Senior Subordinated Notes due 2009 ("Subordinated Notes") and entered into a five year $200,000 Senior Secured revolving bank credit agreement ("Credit Facility"). The Credit Facility is secured by liens on substantially all of the Company's assets, and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiary that operates the Argosy Casino & Hotel in Lawrenceburg is not a co-borrower nor are the assets of the subsidiary pledged in either agreement. All of the Company's wholly-owned operating subsidiaries guarantee the Subordinated Notes. The Company's joint-venture subsidiary that operates the Argosy Casino & Hotel in Lawrenceburg is not a guarantor of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility and the subsidiary guarantees of the Subordinated Notes rank junior to the senior indebtedness of the subsidiary guarantors.

    The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company's common stock and the occurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires the Company to maintain certain financial ratios. The Credit Facility provides for, within two years, additional borrowing availability of $75,000 to be used for general corporate purposes and a further $150,000 increase to fund the purchase of all outstanding minority interests in the Lawrenceburg partnership. The increases in the Credit Facility are subject to a number of contingencies including lender approval. The Credit Facility is subject to scheduled reductions of 2.5% to 5.0% per quarter, beginning September 2000, of the total borrowing availability. The Company has a $1.9 million letter of credit outstanding at December 31, 2000.

    In 1999, the Company used the net proceeds from the issuance of the Subordinated Notes, $25,000 in borrowings under the Credit Facility and approximately $51,000 of cash on hand to tender for and retire approximately $213,000 of its $235,000 outstanding 13 1/4% First Mortgage Notes due 2004 ("Mortgage Notes"). Under terms of the Credit Facility, the Company was required to redeem the remaining $22,242 of untendered Mortgage Notes on June 1, 2000 and placed monies in escrow to fund the remaining principal, interest payments and the June 2000 redemption premium. At December 31, 1999, the remaining escrow balance of $25,244 was classified as restricted cash in escrow. During June 2000, the Company used the escrowed funds to redeem the untendered Mortgage Notes and recorded an extraordinary loss of $1,154, net of a tax benefit of $770. On July 7, 1999, the Company redeemed all of its outstanding 12% Convertible Subordinated Notes due 2001 ("Convertible Notes"). During 1999, the Company used borrowings of $105,000 under the Credit Facility and approximately $13,700 of cash to redeem the Convertible Notes. In connection with the early extinguishment of the Mortgage Notes and Convertible Notes during 1999, the Company recorded an extraordinary loss of $24,920 net of a tax benefit of $13,500.

    Interest expense for the years ended December 31, 2000, 1999 and 1998, was $34,768 (net of $717 capitalized), $48,594 (net of $115 capitalized) and $57,487 (net of $1,086 capitalized), respectively.

    Maturities of long-term debt at December 31, 2000 are as follows:

Years ended December 31,
2001	$23,775
2002	743
2003	825
2004	48,316
2005	1,016
Thereafter	201,661

6. Convertible Preferred Stock and Warrants

    On June 16, 1998, the Company issued $8,000 of Series A Convertible Preferred Stock ("Preferred Shares"), together with warrants to purchase an additional 292,612 shares of Common Stock at $3.89 per share. The warrants expire in 2003.

    The Preferred Shares provided for a 4% dividend per annum, payable in cash and/or in kind, at the time of conversion or maturity, at the Company's option. Through December 31, 1998, the Preferred Shares had been converted into 1,331,980 shares of common stock. During the year ended December 31, 1999, the remaining Preferred Shares were converted into 2,310,011 shares of common stock.

    This transaction provided for put and call options which, subject to certain restrictions and limitations, allowed for up to an additional $8,000 of Preferred Shares and Warrants to be issued. In December 1998, the Company amended its agreement with the holders of the Preferred Shares to terminate both the holders' right to purchase, and the Company's right to require such holders to purchase, the additional $8,000 tranche of Preferred Shares and related warrants. The Company paid $625 to amend the agreement, and this amount is included in preferred stock dividends and accretion in the accompanying statement of income for 1998.

    During 1999, 201,172 warrants were converted into 172,496 shares of common stock.

7. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2000	1999	1998
Numerator:
Income before extraordinary items	$46,529	$36,426	$6,561
Preferred stock dividends and accretion	—	(27)	(820)

Numerator for basic earnings per share
Income attributable to common stockholders	46,529	36,399	5,741
Effect of dilutive securities:
Preferred stock dividends	—	27	820

Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$46,529	$36,426	$6,561

Denominator:
Denominator for basic earnings per share— Weighted-average shares outstanding	28,328,397	27,828,398	24,498,905
Effect of dilutive securities:
Warrants	68,573	163,073	—
Stock options	712,085	569,451	—
Preferred stock	—	264,806	—
Restricted stock	34,488	94,928	105,580

Denominator for diluted earnings per share—adjusted
Weighted-average shares and assumed conversions	29,143,543	28,920,656	24,604,485

Basic earnings per share—before extraordinary items	$1.64	$1.31	$0.23
Extraordinary items	(0.04)	(0.90)	—

Basic earnings per share—including extraordinary items	$1.60	$0.41	$0.23

Diluted earnings per share—before extraordinary items	$1.60	$1.26	$0.23
Extraordinary items	(0.04)	(0.86)	—

Diluted earnings per share—including extraordinary items	$1.56	$0.40	$0.23

    At December 31, 2000, employee stock options to purchase 115,353 shares of common stock priced at $18.00 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

8. Income Taxes

    Income tax (expense) benefit for the years ended December 31, 2000, 1999 and 1998, consists of the following:

	2000	1999	1998
Current:
Federal	$(12,975)	$(13,567)	$—
State	(3,537)	(1,541)	(604)

	(16,512)	(15,108)	(604)

Deferred:
Federal	(14,653)	9,315	—
State	4	(107)	(536)

	(14,649)	9,208	(536)

Income tax expense	$(31,161)	$(5,900)	$(1,140)

    The provision for income taxes for the years ended December 31, 2000, 1999 and 1998, differs from that computed at the federal statutory corporate tax rate as follows:

	2000	1999	1998
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.4	2.2
Valuation allowance	—	(13.7)	(7.8)
Goodwill amortization	0.2	0.3	0.6
Minority interest in partnership income	(12.0)	(15.8)	(27.0)
Other, net	1.2	0.4	0.4

	26.3%	7.6%	3.4%

    The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

	2000	1999
Depreciation	$(10,333)	$(11,783)
Preopening	2,357	2,825
Benefit of net operating loss carryforward	2,496	19,418
Other, net	1,395	22

	(4,085)	10,482
Valuation allowance	(1,828)	(1,746)

Net deferred tax asset (liability)	$(5,913)	$8,736

    The valuation allowance relates to state deferred tax assets established under SFAS 109 for Louisiana net operating loss carryforwards of approximately $30,000 and $38,600 at December 31, 2000 and 1999, respectively. These loss carryforwards, which will expire from 2012 through 2019, will be carried forward to future years for possible utilization. During 1999, the Company recognized a $10,000 tax benefit representing prior federal income tax net operating losses.

9. Supplemental Cash Flow Information

    The Company paid $34,145, $48,401 and $58,356 for interest, and $16,165, $1,515 and $784 for income taxes in 2000, 1999 and 1998, respectively.

    The Company issued 69,319, 2,494,793 and 1,331,980 shares of additional common stock resulting from the conversion of Preferred Stock, the exercise of stock options, conversion of debentures and the conversion of warrants during 2000, 1999 and 1998, respectively.

    The Company acquired equipment in the amount of $2,841 in 1998, which was financed through installment contracts.

10. Leases

    Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2000, are as follows:

Years ending December 31,
2001	$2,057
2002	566
2003	334
2004	263
2005	236
Thereafter	16,744

    Rent expense for the years ended December 31, 2000, 1999 and 1998, was $8,369, $4,916 and $4,137, respectively.

11. Stock Option Plans

    The Company adopted the Argosy Gaming Company Stock Option Plan, as amended, ("Stock Option Plan"), which provides for the grant of non-qualified stock options for up to 2,500,000 shares of common stock to key employees of the Company. These options expire 10 years after their respective grant dates and become exercisable over a specified vesting period. At December 31, 2000, options for 706,191 shares are exercisable under the Stock Option Plan at a weighted average price of $3.87. The weighted average contractual life of outstanding options at December 31, 2000 is approximately 7.2 years and the weighted average exercise price of options outstanding is $5.91. The weighted average fair value of options granted was $9.90, $3.07 and $1.40, during 2000, 1999 and 1998, respectively.

    On November 7, 1997 ("Grant Date"), the Company's board of directors approved a plan that allowed certain employees to exchange their existing stock options for an amount of options equal to the number of options to be exchanged multiplied by a fraction: the numerator of which is $4.25 (closing price on Grant Date) and the denominator of which is the prior option price. This exchange of options was finalized during 1998, and options for 625,373 shares of stock were exchanged for options for 157,524 shares of stock.

    The Company also has adopted the Argosy Gaming Company 1993 Directors Stock Option Plan ("Directors Option Plan"), which provides for a total of 50,000 shares of common stock to be authorized and reserved for issuance. The Directors Option Plan provides for the grant of non-qualified stock options at fair market value to non-employee directors of the Company as of the date such individuals become directors of the Company. These options expire five years after their respective grant dates and become exercisable over a specified vesting period.

    The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, the Company does not recognize compensation expense when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

    The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for either stock plan. Had the valuation methods under SFAS 123 been used for the Company's stock option grants, the fiscal 2000 pro forma net income attributable to common stockholders would have been $45,007 and the pro forma diluted income per share would have been $1.54. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected volatility 57%; risk-free interest rate of 6%; and expected option life of five years. The fiscal 1999 pro forma net income attributable to common stockholders would have been $11,089 and the pro forma diluted income per share would have been $0.38. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected volatility 56.5%; risk-free interest rate of 6%, and expected option life of three years. The fiscal 1998 pro forma net income attributable to common stockholders would have been $5,579 and the pro forma diluted income per share would have been $0.23. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected volatility 52.7%; risk-free interest rate of 6% and expected option life of three years. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

    A summary of stock option activity is as follows:

	Stock Option Plan		Directors Option Plan
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 1997	2,066,910	$13.98	21,000	$16.86
Exchange of options:
Original Issue	(625,373)	16.77	—	—
Adjustment	157,524	4.25	—	—
Granted	232,156	3.35	—	—
Forfeited	(239,038)	17.37	(15,000)	19.00

Outstanding, December 31, 1998	1,592,179	10.22	6,000	11.50
Granted	275,000	7.14	—	—
Exercised	(11,156)	4.25	—	—
Forfeited	(658,000)	16.75	—	—

Outstanding, December 31, 1999	1,198,023	5.98	6,000	11.50
Granted	115,353	18.00	—	—
Exercised	(69,319)	4.21	—	—
Forfeited	(170,447)	15.25	(6,000)	11.50

Outstanding, December 31, 2000	1,073,610	5.91	—	—

12. Restricted Stock

    The Company issued 165,000 shares of restricted common stock to certain new employees in 1997. The value of these shares at their respective grant dates ranged from $3.13 to $3.63. In 1998, 66,000 shares of the restricted stock vested, and in 2000, 99,000 shares vested.

    Compensation expense was amortized over the period from the date of grant until the respective vesting dates. Compensation expense of $39, $113 and $239 was recognized in 2000, 1999 and 1998, respectively.

13. Employees Benefit Plan

    The Company established a 401(k) defined-contribution plan, which covers substantially all of its full-time employees. Participants can contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. The Company will match a portion of participants' contributions in an amount determined annually by the Company. Expense recognized under the Plan was approximately $1,715, $1,145 and $1,134 in 2000, 1999 and 1998, respectively.

14. Subsidiary Guarantors

    The Credit Facility is secured by a first lien on substantially all of the Company's assets and the Company's subsidiaries are co-borrowers. The Company's joint-venture subsidiary that operates the Argosy Casino Lawrenceburg is not a co-borrower nor are the assets of the subsidiary pledged. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following wholly-owned subsidiaries of the Company: Alton Gaming Company, The Missouri Gaming Company, The St. Louis Gaming Company, Iowa Gaming Company, Argosy of Iowa, Inc., Jazz Enterprises, Inc., Argosy of Louisiana, Inc., Catfish Queen Partnership in Commendam, Centroplex Centre Convention Hotel LLC and The Indiana Gaming Company (the "Guarantors"). The Company's joint-venture subsidiary that operates the Argosy Casino & Hotel in Lawrenceburg is not a guarantor of the Subordinated Notes. The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

    Condensed balance sheets as of December 31, 2000 and 1999, are as follows:

	December 31, 2000
	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$3,476	$17,085	$38,813	$—	$59,374
Other current assets	4,842	6,578	1,400	—	12,820

Total current assets	8,318	23,663	40,213	—	72,194

Net property and equipment	2,181	216,397	179,411	—	397,989

Other assets:
Goodwill and other intangible assets, net	7,657	30,075	26,716	—	64,448
Investment in subsidiaries	343,751	—	—	(343,751)	—
Other, net	271	2,322	12	—	2,605

Total other assets	351,679	32,397	26,728	(343,751)	67,053

Total assets	$362,178	$272,457	$246,352	$(343,751)	$537,236

Current liabilities:
Accounts payable	$1,960	$8,234	$5,110	$—	$15,304
Other current liabilities	7,283	20,867	38,461	—	66,611
Current maturities of long-term debt	—	671	26,464	(3,360)	23,775

Total current liabilities	9,243	29,772	70,035	(3,360)	105,690

Long-term debt	247,400	5,161	10,074	(10,074)	252,561
Intercompany advances and investments, net	—	88,421	387	(88,808)	—
Deferred income taxes	1,583	9,179	—	—	10,762
Other long-term obligations	—	236	—	—	236
Minority interests in equity of consolidated subsidiaries	—	—	—	64,035	64,035
Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,394,423 shares issued and outstanding at December 31, 2000	284	1	—	(1)	284
Capital in excess of par	80,693	5,256	—	(5,256)	80,693
Retained earnings (deficit)	22,975	134,431	165,856	(300,287)	22,975

Total stockholders' equity	103,952	139,688	165,856	(305,544)	103,952

Total liabilities and stockholders' equity	$362,178	$272,457	$246,352	$(343,751)	$537,236

	December 31, 1999
	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$531	$16,580	$29,979	$—	$47,090
Restricted cash in escrow	25,244	—	—	—	25,244
Other current assets	20,948	5,910	1,225	—	28,083

Total current assets	46,723	22,490	31,204	—	100,417

Net property and equipment	1,040	217,688	186,477	—	405,205

Other assets:
Goodwill and other intangible assets, net	8,524	21,899	28,120	—	58,543
Investment in subsidiaries	338,095	—	—	(338,095)	—
Other, net	376	2,318	1	—	2,695

Total other assets	346,995	24,217	28,121	(338,095)	61,238

Total assets	$394,758	$264,395	$245,802	$(338,095)	$566,860

Current liabilities:
Accounts payable	$962	$13,654	$3,278	$—	$17,894
Other current liabilities	6,955	15,152	32,421	—	54,528
Current maturities of long-term debt	22,242	603	17,875	(8,052)	32,668

Total current liabilities	30,159	29,409	53,574	(8,052)	105,090

Long-term debt	303,800	8,567	69,234	(34,896)	346,705
Intercompany advances and investments, net	—	91,130	161	(91,291)	—
Deferred income taxes	2,554	7,391	—	—	9,945
Other long-term obligations	—	219	—	—	219
Minority interests in equity of consolidated subsidiaries	—	—	—	46,656	46,656
Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,325,106 shares issued and outstanding at December 31, 1999	283	1	—	(1)	283
Capital in excess of par	80,362	5,256	—	(5,256)	80,362
Retained earnings (deficit)	(22,400)	122,422	122,833	(245,255)	(22,400)

Total stockholders' equity	58,245	127,679	122,833	(250,512)	58,245

Total liabilities and stockholders' equity	$394,758	$264,395	$245,802	$(338,095)	$566,860

    Condensed statements of income for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Year ended December 31, 2000
	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Casino	$—	$314,870	$344,013	$—	$658,883
Admissions	—	—	18,998	—	18,998
Food, beverage and other	4,511	27,952	37,827	(4,144)	66,146

	4,511	342,822	400,838	(4,144)	744,027
Less promotional allowances	(9)	(16,079)	(33,095)	—	(49,183)

Net revenues	4,502	326,743	367,743	(4,144)	694,844

Costs and expenses:
Casino	—	147,874	139,896	—	287,770
Selling, general and administrative	15,211	47,960	76,792	(4,144)	135,819
Food, beverage and other	—	21,593	24,982	—	46,575
Other operating expenses	288	20,278	9,664	—	30,230
Depreciation and amortization	376	21,322	14,396	—	36,094
Write down of assets held for sale	6,800	—	—	—	6,800

	22,675	259,027	265,730	(4,144)	543,288

Income (loss) from operations	(18,173)	67,716	102,013	—	151,556

Other income (expense):
Interest income	5,639	4,378	330	(8,979)	1,368
Interest expense	(29,368)	(5,658)	(8,721)	8,979	(34,768)

	(23,729)	(1,280)	(8,391)	—	(33,400)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(41,902)	66,436	93,622	—	118,156
Equity in net income of consolidated subsidiaries	73,171	53,156	—	(126,327)	—
Minority interests	—	—	—	(40,466)	(40,466)
Income tax (expense) benefit	15,260	(46,421)	—	—	(31,161)

Income (loss) before extraordinary item	46,529	73,171	93,622	(166,793)	46,529
Extraordinary loss on extinguishment of debt	(1,154)	—	—	—	(1,154)

Net income (loss)	45,375	73,171	93,622	(166,793)	45,375
Preferred stock dividends	—	—	(3,592)	3,592	—

Net income (loss) attributable to common stockholders	$45,375	$73,171	$90,030	$(163,201)	$45,375

	Year ended December 31, 1999
	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Casino	$—	$250,831	$308,316	$—	$559,147
Admissions	—	—	18,893	—	18,893
Food, beverage and other	3,117	24,478	33,481	(3,078)	57,998

	3,117	275,309	360,690	(3,078)	636,038
Less promotional allowances	(9)	(13,020)	(28,455)	—	(41,484)

Net revenues	3,108	262,289	332,235	(3,078)	594,554

Costs and expenses:
Casino	—	123,986	126,573	—	250,559
Selling, general and administrative	14,817	38,750	67,029	(3,078)	117,518
Food, beverage and other	—	19,259	22,269	—	41,528
Other operating expenses	296	18,904	8,666	—	27,866
Depreciation and amortization	31	20,393	13,634	—	34,058

	15,144	221,292	238,171	(3,078)	471,529

Income (loss) from operations	(12,036)	40,997	94,064	—	123,025

Other income (expense):
Interest income	8,350	7,455	284	(13,219)	2,870
Interest expense	(40,553)	(7,056)	(14,204)	13,219	(48,594)

	(32,203)	399	(13,920)	—	(45,724)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(44,239)	41,396	80,144	—	77,301
Equity in net income of consolidated subsidiaries	49,383	45,169	—	(94,552)	—
Minority interests	—	—	—	(34,975)	(34,975)
Income tax (expense) benefit	31,282	(37,182)	—	—	(5,900)

Income (loss) before extraordinary item	36,426	49,383	80,144	(129,527)	36,426
Extraordinary loss on extinguishment of debt	(24,920)	—	—	—	(24,920)

Net income (loss)	11,506	49,383	80,144	(129,527)	11,506
Preferred stock dividends and accretion	(27)	—	(4,864)	4,864	(27)

Net income (loss) attributable to common stockholders	$11,479	$49,383	$75,280	$(124,663)	$11,479

	Year ended December 31, 1998
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Casino	$—	$209,153	$264,352	$—	$473,505
Admissions	—	—	16,025	—	16,025
Food, beverage and other	1,996	26,134	24,922	(1,995)	51,057

	1,996	235,287	305,299	(1,995)	540,587
Less promotional allowances	(7)	(13,334)	(20,578)	—	(33,919)

Net revenues	1,989	221,953	284,721	(1,995)	506,668

Costs and expenses:
Casino	53	111,299	110,330	—	221,682
Selling, general and administrative	8,999	34,722	54,824	(1,995)	96,550
Food, beverage and other	—	21,671	18,879	—	40,550
Other operating expenses	380	18,037	8,222	—	26,639
Depreciation and amortization	553	20,316	12,567	—	33,436

	9,985	206,045	204,822	(1,995)	418,857

Income (loss) from operations	(7,996)	15,908	79,899	—	87,811

Other income (expense):
Interest income	7,887	10,516	1,205	(16,026)	3,582
Interest expense	(46,243)	(7,396)	(19,874)	16,026	(57,487)

	(38,356)	3,120	(18,669)	—	(53,905)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(46,352)	19,028	61,230	—	33,906
Equity in net income of consolidated subsidiaries	27,488	35,025	—	(62,513)	—
Minority interests	—	—	—	(26,205)	(26,205)
Income tax (expense) benefit	25,425	(26,565)	—	—	(1,140)

Net income (loss)	6,561	27,488	61,230	(88,718)	6,561
Preferred stock dividends and accretion	(820)	—	(5,554)	5,554	(820)

Net income (loss) attributable to common stockholders	$5,741	$27,488	$55,676	$(83,164)	$5,741

    Condensed statements of cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Year ended December 31, 2000
	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(1,039)	$42,780	$116,046	$—	$157,787

Cash flows from investing activities:
Purchases of property and equipment	(1,415)	(25,860)	(5,954)	—	(33,229)
Purchase of Minority Interest in Partnership	—	(9,150)	—	—	(9,150)
Investments in and advances (to) from subsidiaries	60,715	(31,673)	226	(29,268)	—
Other	—	(1,619)	—	—	(1,619)

Net cash (used in) provided by investing activities	59,300	(68,302)	(5,728)	(29,268)	(43,998)

Cash flows from financing activities:
Repayment of credit facility	(56,400)	—	—	—	(56,400)
Repurchase of First Mortgage Notes	(23,716)	—	—	—	(23,716)
Cash held in escrow	25,244	—	—	—	25,244
Repayment of partner loans	—	26,832	(46,662)	—	(19,830)
Partnership distributions	—	—	(50,902)	29,268	(21,634)
Other	(444)	(805)	(3,920)	—	(5,169)

Net cash (used in) provided by financing activities	(55,316)	26,027	(101,484)	29,268	(101,505)

Net increase in cash and cash equivalents	2,945	505	8,834	—	12,284
Cash and cash equivalents, beginning of period	531	16,580	29,979	—	47,090

Cash and cash equivalents, end of period	$3,476	$17,085	$38,813	$—	$59,374

	Year ended December 31, 1999
	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(9,229)	$34,121	$101,761	$—	$126,653

Cash flows from investing activities:
Purchases of property and equipment	(382)	(30,855)	(5,925)	—	(37,162)
Investments in and advances from (to) subsidiaries	47,816	(20,563)	—	(27,253)	—
Other	503	(485)	—	—	18

Net cash (used in) provided by investing activities	47,937	(51,903)	(5,925)	(27,253)	(37,144)

Cash flows from financing activities:
Repayment of credit facility	(58,000)	—	—	—	(58,000)
Proceeds from credit facility	161,800	—	—	—	161,800
Repurchase of First Mortgage Notes	(241,043)	—	—	—	(241,043)
Redemption of convertible debentures	(117,280)	—	—	—	(117,280)
Proceeds from issuance of long-term debt	200,000	—	—	—	200,000
Cash held in escrow	(25,244)	—	—	—	(25,244)
Repayment of partner loans	—	22,032	(38,317)	—	(16,285)
Partnership distributions	—	—	(47,296)	27,253	(20,043)
Other	(9,228)	(1,218)	(5,735)	—	(16,181)

Net cash (used in) provided by financing activities	(88,995)	20,814	(91,348)	27,253	(132,276)

Net (decrease) increase in cash and cash equivalents	(50,287)	3,032	4,488	—	(42,767)
Cash and cash equivalents, beginning of period	50,818	13,548	25,491	—	89,857

Cash and cash equivalents, end of period	$531	$16,580	$29,979	$—	$47,090

	Year ended December 31, 1998
	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(19,539)	$20,090	$81,112	$—	$81,663

Cash flows from investing activities:
Restricted cash held in escrow	12,431	—	13,114	—	25,545
Purchases of property and equipment	(58)	(6,317)	(27,676)	—	(34,051)
Investments in and advances (to) from subsidiaries	45,457	(25,838)	—	(19,619)	—
Other	—	908	(6,583)	—	(5,675)

Net cash (used in) provided by investing activities	57,830	(31,247)	(21,145)	(19,619)	(14,181)

Cash flows from financing activities:
Repayment of partner loans	—	14,972	(36,911)	—	(21,939)
Partnership distributions	—	—	(34,115)	19,619	(14,496)
Other	6,740	(2,577)	(4,707)	—	(544)

Net cash (used in) provided by financing activities	6,740	12,395	(75,733)	19,619	(36,979)

Net increase (decrease) in cash and cash equivalents	45,031	1,238	(15,766)	—	30,503
Cash and cash equivalents, beginning of period	5,787	12,310	41,257	—	59,354

Cash and cash equivalents, end of period	$50,818	$13,548	$25,491	$—	$89,857

15. Fair Value of Financial Instruments

    The estimated fair values of the Company's financial instruments at December 31, 2000 are as follows:

	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$59,374	$59,374
Liabilities:
Senior Secured Line of Credit	47,400	47,400
Senior Subordinated Notes	200,000	211,000
Other long-term debt	28,936	28,936

    The fair value of the first mortgage notes and the convertible subordinated notes are based on quoted market prices. The Company estimates that the fair value of the remainder of the Company's long-term debt approximates carrying value.

16. Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
2000:
Net revenues	$174,817	$173,425	$181,674	$164,928
Income from operations(1)	41,923	31,467	40,705	37,461
Other expense, net	9,625	8,956	7,676	7,143
Income before extraordinary item	13,419	7,751	13,135	12,224
Income per share before extraordinary item
Basic	0.47	0.27	0.46	0.43
Diluted	0.46	0.23	0.45	0.42
Net income attributable to common stockholders(2)	13,419	6,597	13,135	12,224
Net income per share(2)
Basic	0.47	0.27	0.46	0.43
Diluted	0.46	0.23	0.45	0.42
	First	Second	Third	Fourth
1999:
Net revenues	$137,391	$144,602	$156,569	$155,992
Income from operations	24,591	29,695	34,553	34,186
Other expense, net	13,227	12,857	10,048	9,592
Income before extraordinary item	2,921	7,691	14,318	11,496
Income per share before extraordinary item
Basic	0.11	0.27	0.51	0.41
Diluted	0.10	0.27	0.51	0.40
Net income (loss) attributable to common stockholders(3)	2,894	(27,069)	10,658	24,996
Net income (loss) per share(3)
Basic	0.11	(0.47)	0.38	0.89
Diluted	0.10	(0.47)	0.37	0.86

(1)
The second quarter of 2000 includes a $6,800 pre-tax charge related to the write-off of the former landing facility at our Alton property.

(2)
The second quarter of 2000 includes an extraordinary loss of $1,200 related to completion of the final phase of the 1999 refinancing.

(3)
The second and third quarters of 1999 include extraordinary losses related to the refinancing and were $34.8 million and $3,600, respectively. The fourth quarter of 1999 extraordinary item represents a $13,500 tax benefit related to the refinancing which was recognized with the reversal of deferred tax valuation reserves and the resulting tax provision.

17. Commitments and Contingent Liabilities

    Lawrenceburg, Indiana—In December 2000 and January 2001, we reached agreements with our minority partners in the Lawrenceburg casino to purchase their combined 42.5% limited partnership interests for $365,000, including the repayment of Conseco's preferred equity interest and outstanding partner loans. In connection with the December agreement, we agreed to settle all pending litigation between Conseco and us upon purchase of their minority interest. Under our settlement agreement with Conseco, the Company is required to purchase their 29% minority interest no later than March 1, 2001.

    The purchase of these minority interests is subject to, and will be consummated in one or two separate transactions promptly following receipt of all necessary regulatory approvals and satisfaction of all customary closing conditions.

    The Company has agreed to provide up to $40,000 as part of our agreement to develop and operate a proposed casino in Kenosha, Wisconsin. The proposed casino would be owned by the Menominee Indian Tribe of Wisconsin. Of this $40,000 commitment, we have advanced $1,000 during 2001 and will advance up to an additional $4,000 upon the tribe receiving approval from the United States Bureau of Indian Affairs to place the proposed casino property in federal trust. We also have committed to provide a $30,000 subordinated note concurrent with, and conditioned upon, the tribe's institutional debt offering that is anticipated to finance the project. In addition, we will provide a $5,000 completion guarantee on the construction of the proposed facility. This project and our funding commitment are subject to numerous regulatory approvals.

    The Company is subject, from time to time, to various legal and regulatory proceedings, in the ordinary course of business. The Company believes that current proceedings will not have a material effect on the financial condition of the Company or the results of its operations.

18. Subsequent Event

    On February 8, 2001, the Company raised $159,000 through the issuance of $150,000 of additional 10 3/4% Senior Subordinated Notes due 2009 at a price of 106% of par. The proceeds, together with borrowings under our credit facility, will be used to acquire Conseco's 29.0% minority interest in our Lawrenceburg partnership for $260,000 and to repay outstanding indebtedness.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Argosy Gaming Company

    We have audited the accompanying consolidated balance sheets of Argosy Gaming Company as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argosy Gaming Company at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                      ERNST & YOUNG LLP

Chicago, Illinois
January 30, 2001, except for Note 18
as to which date is February 9, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K.

1.
Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 27 through 52 of this Form 10-K.

2.
The following consolidated financial schedules of Argosy Gaming Company are included in response to Item 14 (a):

    I. Condensed Financial Information for Parent Company Only Schedule I.

    All other schedules specified under Regulation S-X for Argosy Gaming Company have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.

  3.
  The exhibits listed on the "Index to Exhibits" on page 55 are filed with this Form 10-K or incorporated by reference as set forth below.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of February, 2001.

ARGOSY GAMING COMPANY
By:	/s/ JAMES B. PERRY James B. Perry President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES B. PERRY James B. Perry	President—Chief Executive Officer and Director	February 15, 2001
/s/ DALE R. BLACK Dale R. Black	Senior Vice President—Chief Financial Officer (Principal Accounting Officer)	February 15, 2001
* Edward F. Brennan	Director
* Felix Lance Callis	Director
* Wiliam F. Cellini	Director
* Jimmy F. Gallagher	Director
* John Biggs Pratt, Sr.	Director
*By:	/s/ DALE R. BLACK
Dale R. Black Attorney-in-Fact February 15, 2001

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certification of Incorporation of the Company (previously filed with the Securities and Exchange Commission ("SEC") as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
3.3	Certificate of Incorporation of Alton Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.4	By-laws of Alton Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.5	Certificate of Incorporation of Argosy of Louisiana, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.6	By-laws of Argosy of Louisiana, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.7	Amended and Restated Articles of Partnership In Commendam of Catfish Queen Partnership In Commendam (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.8	Certificate of Incorporation of the Indiana Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.9	By-laws of the Indiana Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.10	Certificate of Incorporation of Iowa Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.11	By-laws of Iowa Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.12	Certificate of Incorporation of Jazz Enterprises, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.13	By-laws of Jazz Enterprises, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).

3.14	Certificate of Incorporation of The Missouri Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.15	By-laws of The Missouri Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.16	Certificate of Incorporation of Des Moines Gaming Company.
3.17	By-laws of Des Moines Gaming Company/Argosy of Iowa, Inc.
3.18	Articles of Organization of Centroplex Centre Convention Hotel, L.L.P.
4.4	Specimen Common Stock Certificate (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
4.5	Indenture dated as of June 8, 1999 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein, for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
4.6	Form of the Company's 10 3/4% Senior Subordinated Notes due 2009 issued on June 8, 1999 in the aggregate principal amount of $200,000,000 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
4.7	First Supplemental Indenture dated as of February 8, 2001 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009.
4.13	Form of Securities Purchase Agreement dated May 29, 1998 between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
4.14	Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of Argosy Gaming Company (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
4.15	Form of Warrant to Purchase Common Stock (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
9.1	Pratt Voting Trust Agreement dated as of May 5, 1992 by and between John Biggs Pratt, Sr. and Stephanie Pratt (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
10.1	Bond and Easement Agreement dated as of April 18, 1991 by and between the Alton Riverboat Gambling Partnership and the City of Alton, Illinois (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).

10.2	Stock Option Plan (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
10.3	Form of Indemnification Agreement (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
10.4	Director Option Plan (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
10.6	Letter Agreement dated as of January 28, 1993 by and between L. Thomas Lakin and the Alton Riverboat Gambling Partnership (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-55878) and incorporated herein by reference).
10.7	Letter Agreement dated March 29, 1995 by and between Floyd C. Warmann and the Company (previously filed with the SEC as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 dated March 31, 1995 and incorporated herein by reference).
10.8	Agreement to Purchase Stock dated January 30, 1995 by and among the Company, Jazz Enterprises, Inc. and the signatory shareholders of Jazz Enterprises, Inc. (previously filed with the SEC as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
10.9	Contract dated June 7, 1993 by and among the City of Riverside, Missouri, The Missouri Gaming Company and the Company, together with amendments thereto (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated March 10, 1994 and incorporated herein by reference).
10.10	Second Amended and Restated Agreement of Limited Partnership dated February 21, 1996 of Indiana Gaming Company, L.P. (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.11	Management Agreement dated April 11, 1994 by and between Indiana Gaming Company L.P. and The Indiana Gaming Company as amended by Amendment No. 1 to Management Agreement dated February 21, 1996 (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.12	Affirmation of Limited Parent Guaranty of Argosy Gaming Company in favor of the partners of Indiana Gaming Company, L.P. dated February 21, 1996 (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.13	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P. dated as of April 13, 1994 as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P. dated as of December 28, 1995 (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.14	Guaranty of Development Agreement dated as of April 13, 1994 by the Company in favor of the City of Lawrenceburg (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.15	Form of Surety Bond and Guaranty, dated December 17, 1996, issued to the Indiana Gaming Commission, as obligee with USF&G, as surety. (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.16	Employment Agreement between the Company and James B. Perry dated as of April 22, 1999 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
10.18	Credit Agreement dated as of June 8, 1999 among the Company, Alton Gaming Company, Argosy of Louisiana, Inc., Catfish Queen Partnership In Commendam, The Indiana Gaming Company, Iowa Gaming Company, Jazz Enterprises, Inc. and The Missouri Gaming Company, as Borrowers, the Lenders named therein and Wells Fargo Bank, National Association, as Agent Bank (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
10.19	Form of Separation Agreement (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.20	Settlement Agreement, dated December 16, 2000, by and among Conseco, Inc., Conseco Entertainment, LLC, Indiana Gaming Company, L.P., The Indiana Gaming Company and Argosy Gaming Company.
10.21	Partnership Interest Purchase and Sale Agreement, dated December 22, 2000, by and among Indiana Gaming Company, Argosy Gaming Company, Conseco Entertainment, L.L.C. and Conseco, Inc.
10.22	Letter of Understanding, dated January 19, 2001, signed by Argosy Gaming Company and acknowledged and agreed to by Centaur, Inc. on January 22, 2001.
21	List of Subsidiaries
23	Consent of Ernst & Young LLP
24	Powers of Attorney of directors

(b)
The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 2000.

  None

(c)
The Exhibits filed herewith, if any, are identified on the Exhibit index

ARGOSY GAMING COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS (Parent Company only)
December 31, 2000 and 1999
(All dollar amounts in thousands, except share data)

	December 31,
	2000	1999
Current assets:
Cash and cash equivalents	$3,476	$531
Restricted cash in escrow	—	25,244
Income taxes receivable	1,074	653
Receivables	371	1,479
Deferred income taxes	1,583	17,261
Other current assets	1,814	1,555

Total current assets	8,318	46,723
Net property and equipment	2,181	1,040
Investment in and advances to consolidated subsidiaries	343,751	338,095
Other assets	7,928	8,900

Total assets	$362,178	$394,758

Current liabilities:
Accounts payable and accrued liabilities	$9,243	$7,917
Current maturities of long-term debt	—	22,242

Total current liabilities	9,243	30,159
Long-term debt	247,400	303,800
Deferred income taxes	1,583	2,554
Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,394,423 and 28,325,106 shares issued and outstanding at December 31, 2000 and 1999, respectively	284	283
Capital in excess of par	80,693	80,362
Retained earnings (deficit)	22,975	(22,400)

Total stockholders' equity	103,952	58,245

Total liabilities and stockholders' equity	$362,178	$394,758

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF INCOME (Parent Company only)
December 31, 2000, 1999 and 1998
(All dollar amounts in thousands)

	Years Ended December 31,
	2000	1999	1998
Revenues
Management fees and other	$4,502	$3,108	$1,989
Costs and expenses
General and administrative	15,875	15,144	9,985
Writedown of assets held for sale	6,800	—	—

Loss from operations	(18,173)	(12,036)	(7,996)
Net interest expense	(23,729)	(32,203)	(38,356)
Equity in net income of consolidated subsidiaries	73,171	49,383	27,488

Income (loss) before income taxes and extraordinary item	31,269	5,144	(18,864)
Income tax benefit	15,260	31,282	25,425

Income before extraordinary item	46,529	36,426	6,561
Extraordinary loss on extinguishment of debt (net of income tax benefit of $770 in 2000 and $13,500 in 1999)	(1,154)	(24,920)	—

Net income	45,375	11,506	6,561
Preferred stock dividend and accretion	—	(27)	(820)

Net income attributable to common stockholders	$45,375	$11,479	$5,741

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company only)
December 31, 2000, 1999 and 1998
(All dollar amounts in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$45,375	$11,506	$6,561
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,635	1,654	2,458
Gain on sale of assets	—	(203)	—
Equity in net income of consolidated subsidiaries	(73,171)	(49,383)	(27,488)
Extraordinary item	1,154	24,920	—
Writedown of assets held for sale	6,800	—	—
Compensation expense recognized on issuance of stock	39	113	239
Deferred income taxes	14,707	2,522	(1,440)
Changes in operating assets and liabilities:
Other current assets	326	(1,141)	1,808
Accounts payable and accrued liabilities	2,096	783	(1,677)

Net cash used in operating activities	(1,039)	(9,229)	(19,539)

Cash flows from investing activities:
Proceeds from sale of assets	—	503	—
Investment in and repayments from subsidiaries	60,715	47,816	45,457
Restricted cash held by trustee	—	—	12,431
Purchases of property and equipment	(1,415)	(382)	(58)

Net cash provided by investing activities	59,300	47,937	57,830

Cash flows from financing activities:
Proceeds from credit facility	—	161,800	—
Repayment of credit facility	(56,400)	(58,000)	—
Proceeds from the issuance of long-term debt	—	200,000	—
Issuance of preferred stock	—	—	7,365
Cash held in escrow	25,244	(25,244)	—
Repurchase of First Mortgage Notes	(23,716)	(241,043)	—
Redemption of convertible debentures	—	(117,280)	—
Increase in deferred finance costs	(842)	(8,736)	—
Other	398	(492)	(625)

Net cash (used in) provided by financing activities	(55,316)	(88,995)	6,740

Net increase (decrease) in cash and cash equivalents	2,945	(50,287)	45,031
Cash and cash equivalents, beginning of year	531	50,818	5,787

Cash and cash equivalents, end of year	$3,476	$531	$50,818

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
Notes to financial statements (Parent Company only)
December 31, 2000, 1999 and 1998

    Basis of presentation

    The accompanying condensed financial information of Argosy Gaming Company ("Argosy") includes the accounts of Argosy, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  The Company
  Business Strategy
  Casino Properties
  Insurance
  Competition
  Marketing
  Regulatory
  Employees
LAWRENCEBURG CASINO PARTNERSHIP AGREEMENT
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ARGOSY GAMING COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
ARGOSY GAMING COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands)
  Year ended December 31, 2000 compared to year ended December 31, 1999
  Year ended December 31, 1999 compared to year ended December 31, 1998
  Liquidity and Capital Resources
  Market Risk—Interest Rate Sensitivity
  Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARGOSY GAMING COMPANY CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED BALANCE SHEETS (In thousands except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF INCOME (In thousands except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands except share and per share data)
Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
SCHEDULE I—CONDENSED BALANCE SHEETS (Parent Company only) December 31, 2000 and 1999
SCHEDULE I—CONDENSED STATEMENTS OF INCOME (Parent Company only) December 31, 2000, 1999 and 1998
SCHEDULE I—CONDENSED STATEMENTS OF CASH FLOWS (Parent Company only) December 31, 2000, 1999 and 1998
SCHEDULE I—Notes to financial statements (Parent Company only) December 31, 2000, 1999 and 1998