Form 10-Q
period 2001-03-31
ARGOSY GAMING CO
filed 2001-05-15
CIK 895385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549
FORM 10-Q

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001.
or
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11853

ARGOSY GAMING COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	37-1304247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

219 Piasa Street Alton, Illinois	62002
(Address of Registrant's principal executive offices)	(zip code)

(618) 474-7500
(Registrants' telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  28,506,603 shares of Common Stock, $.01 par value per share, as of  May 4, 2001.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash and cash equivalents	$44,661	$59,374
Accounts receivable	2,712	2,444
Income taxes receivable	1,074	1,074
Deferred income taxes	4,849	4,849
Other current assets	4,873	4,453
Total current assets	58,169	72,194

Net property and equipment	397,439	397,989

Other assets:
Deferred finance costs, net	13,288	7,767
Goodwill and other intangible assets, net	352,075	56,681
Other, net	2,597	2,605
Total other assets	367,960	67,053
Total assets	$823,568	$537,236
Current liabilities:
Accounts payable	$12,595	$15,304
Accrued payroll and related expenses	11,866	11,677
Other accrued liabilities	50,120	52,275
Accrued interest	10,659	2,659
Current maturities of long-term debt	1,430	23,775
Total current liabilities	86,670	105,690

Long-term debt	605,906	252,561
Deferred income taxes	11,876	10,762
Other long-term obligations	241	236
Minority interests in equity of consolidated subsidiaries	-	64,035

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,501,089 and 28,394,423 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	285	284
Capital in excess of par	81,032	80,693
Retained earnings	37,558	22,975
Total stockholders' equity	118,875	103,952
Total liabilities and stockholders' equity	$823,568	$537,236

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
Revenues:
Casino	$171,780	$165,528
Admissions	4,639	4,988
Food, beverage and other	17,167	16,496
	193,586	187,012
Less promotional allowances	(22,851)	(22,741)
Net revenues	170,735	164,271

Costs and expenses:
Casino	64,530	61,199
Selling, general and administrative	35,314	33,685
Food, beverage and other	12,578	11,059
Other operating expenses	8,052	7,570
Depreciation and amortization	10,073	8,835
	130,547	122,348
Income from operations	40,188	41,923

Other income (expense):
Interest income	486	482
Interest expense	(11,882)	(10,107)
	(11,396)	(9,625)

Income before income taxes and minority interests	28,792	32,298
Minority interests	(4,086)	(10,379)
Income tax expense	(10,123)	(8,500)
Net income	$14,583	$13,419

Basic income per share	$0.51	$0.47

Diluted income per share	$0.50	$0.46

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$14,583	$13,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,395	8,166
Amortization	2,052	1,038
Compensation expense recognized on issuance of stock	-	28
Minority interests	4,086	10,379
Deferred income taxes	(259)	7,103
Changes in operating assets and liabilities:
Other current assets	(694)	1,344
Accounts payable and other current liabilities	3,619	(7,899)
Net cash provided by operating activities	31,782	33,578

Cash flows from investing activities:
Purchases of property and equipment	(7,751)	(5,922)
Purchase of Minority Interests in Partnership	(366,265)	-
Other	(1,105)	-
Net cash used in investing activities	(375,121)	(5,922)

Cash flows from financing activities:
Payments on long-term debt	(14,215)	(1,425)
Repayment of partner loans	(266)	(3,110)
Partnership equity distributions	(5,199)	(4,048)
Proceeds from issuance of subordinated notes	159,000	-
Proceeds from (repayment of) line of credit, net	195,400	(18,800)
Payments of deferred finance costs	(5,999)	-
Payment of preferred equity return and dividends to partner	(456)	(1,037)
Proceeds from stock option exercises	340	-
Other	21	-
Net cash provided by (used in) financing activities	328,626	(28,420)
Net decrease in cash and cash equivalents	(14,713)	(764)
Cash and cash equivalents, beginning of period	59,374	47,090
Cash and cash equivalents, end of period	$44,661	$46,326

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2000	28,394,423	$284	$80,693	$22,975	$103,952
Stock options exercised	106,666	1	339	-	340
Net income for the three months ended March 31, 2001	-	-	-	14,583	14,583
Balance, March 31, 2001	28,501,089	$285	$81,032	$37,558	$118,875

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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated.  Such adjustments include only normal recurring accruals.  Certain 2000 amounts have been reclassified to conform to the 2001 financial statement presentation.

            The Company adopted new accounting guidance (EITF 00-14 and EITF 00-22) issued in, and effective for, the first quarter 2001, which requires that the cost of the cash-back component of the Company’s ‘Argosy Preferred Card’ slot and table program, including promotional coupons, be treated as a reduction of revenues.  These costs had previously been treated as a casino expense.  The new guidance impacts only the classification of these costs on Argosy’s income statement.  It does not impact operating profit or property EBITDA.  The prior year’s results have been reclassified to reflect the impact of implementing this new guidance.

2.          Long-Term Debt

            Long-term debt consists of the following:

	March 31, 2001	December 31, 2000
Senior Subordinated Notes including unamortized premium of $8,896 at March 31, 2001, due June 2009, interest payable semi-annually at 10.75%	$358,896	$200,000
Senior secured line of credit, expires June 2004, interest payable at least quarterly at either LIBOR or prime plus a margin	242,800	47,400
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	5,640	5,831
Notes payable, principal and interest payments due monthly, interest payable at prime + 1%, secured by gaming vessel at certain equipment	-	14,024
Loans from partner, principal due in annual installments, interest payable at prime + 6%	-	9,081
	607,336	276,336
Less: current maturities	1,430	23,775
Long-term debt, less current maturities	$605,906	$252,561

            On February 1, 2001, the Company issued $150,000 of additional Senior Subordinated Notes (“Subordinated Notes”) due 2009.  Prior to this issuance, the Company had $200,000 of outstanding Subordinated Notes.  On March 2, 2001, the Company entered into an amended and restated Senior Secured Line of Credit Agreement (“Credit Facility”), increasing the Company’s available line of credit from $195,000 to $400,000.  The Credit Facility is secured by liens on substantially all of the Company’s assets and the Company’s subsidiaries are co-borrowers.  Substantially all of the Company’s wholly-owned operating subsidiaries guarantee the Subordinated Notes.  The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

            The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company’s common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the Credit Facility requires the Company to maintain certain financial ratios.

3.          Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share -
Net Income	$14,583	$13,419

Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding	28,455,459	28,232,917

Effect of dilutive securities (computed using the treasury stock method):
Restricted stock	-	98,217
Employee and directors stock options	718,385	706,340
Warrants	75,023	65,643
Dilutive potential common shares	793,408	870,200

Denominator for diluted earnings per share - adjusted
Weighted-average shares and assumed conversions	29,248,867	29,103,117

Basic earnings per share	$0.51	$0.47

Diluted earnings per share	$0.50	$0.46

4.          Lawrenceburg Acquisition

             On February 22, 2001, Argosy Gaming Company completed its purchase of a 29% limited partnership interest in the Argosy Casino and Hotel in Lawrenceburg, Indiana ( the “Lawrenceburg Casino”) from Conseco Entertainment, L.L.C. (“Conseco”).  The purchase price for the 29% minority interest was $260 million and included the repayment of Conseco’s preferred equity interest and outstanding partner loans.  The Company and Conseco also settled all pending litigation between the partners.

                On March 8, 2001, the Company completed its purchase of the remaining 13.5% limited partnership interest in the Lawrenceburg Casino from Centaur, Inc. (“Centaur”).  The purchase price for the 13.5% minority interest was $105 million.

                As a result of these acquisitions, the Company now owns 100% of the Lawrenceburg casino.

                The purchase prices for the minority interests were determined based upon estimates of future cash flows and evaluations of the net worth of the assets acquired.  The purchases are being accounted for under the purchase method.  The allocation of the purchase price resulted in approximately $295 million in goodwill, which is being amortized over a 40-year life.  The purchases were funded with approximately $155 million of net proceeds received by the Company from its February 8, 2001, private placement of senior subordinated notes and borrowings of approximately $210 million under the Company’s recently amended and restated $400 million senior credit facility.

                The following unaudited pro forma consolidated financial information for the Company has been prepared assuming acquisitions of Conseco and Centaur minority interests in our Lawrenceburg property had occurred on the first day of the period.

	Pro Formas for the three months ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
Net revenues	$170,735	$164,271

Income from operations	$40,298	$41,802

Net income	$14,489	$14,065

Diluted net income per share	$0.50	$0.48

                These unaudited pro forma results are presented for comparative purposes only.  The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the period, or of future results.

5.          Commitments and Contingent Liabilities

             On April 16, 2001, the Company signed an agreement to acquire the stock of the company which operates the Empress Casino and Hotel located in Joliet, Illinois, from Horseshoe Gaming Holding Corporation for $465,000.  We have received a financing commitment from Wells Fargo to fund the acquisition.  The acquisition is subject to customary conditions precedent, including approvals under the Hart Scott Rodino Act and from the Illinois Gaming Board.  The Gaming Boards in the five states in which Argosy operates must also approve the additional financing necessary to complete this acquisition.  We anticipate closing the transaction, subject to receiving all required approvals, in the third quarter of 2001.

             The Company has agreed to provide up to $40,000 as part of our agreement to develop and operate a proposed casino in Kenosha, Wisconsin.  The proposed casino would be owned by the Memominee Indian Tribe of Wisconsin.  Of this $40,000 commitment, we have advanced $1,000 during 2001 and will advance up to an additional $4,000 upon the tribe receiving approval from the United States Bureau of Indian Affairs to place the proposed casino property in federal trust.  Our obligation to provide the next $30,000 of our commitment will be made as a subordinated note concurrent with, and conditioned upon, the tribe successfully completing an institutional debt offering to finance the majority of the costs of the project.  Finally, we have agreed to provide a $5,000 completion guarantee on the construction of the proposed facility.  This project and our funding commitment are subject to numerous regulatory approvals.

        The Company is subject to, from time to time, various legal and regulatory proceedings in the ordinary course of its business.  The Company believes that current proceedings will not have a material effect on the financial condition of the Company or the results of its operations.

6.          Subsidiary Guarantors

             The Credit Facility is secured by a first lien on substantially all of the Company’s assets and the Company’s subsidiaries are co-borrowers.  The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company’s subsidiaries.  The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

             The Company's subsidiary which operates the Lawrenceburg Casino and Hotel is now a guarantor.  Prior to the Company's acquisition of the minority interests in Lawrenceburg, the subsidiary was a non-guarantor.  As such, previous financial statements have been reclassified to reflect this subsidiary as a guarantor.

             Condensed balance sheets as of March 31, 2001, and December 31, 2000, are as follows:

	March 31, 2001
	Parent Company	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,294	$41,367	$-	$44,661
Other current assets	4,517	8,991	-	13,508
Total current assets	7,811	50,358	-	58,169

Net property and equipment	2,560	394,879	-	397,439

Other assets:
Goodwill and other intangible assets, net	13,205	352,158	-	365,363
Investment in subsidiaries	652,238	-	(652,238)	-
Other, net	264	2,333	-	2,597
Total other assets	665,707	354,491	(652,238)	367,960
Total assets	$676,078	$799,728	$(652,238)	$823,568
Current liabilities:
Accounts payable	$739	$11,856	$-	$12,595
Other current liabilities	17,107	55,538	-	72,645
Current maturities of long-term debt	760	670	-	1,430
Total current liabilities	18,606	68,064	-	86,670

Long-term debt	600,936	4,970	-	605,906
Intercompany advances and investments, net	-	356,769	(356,769)	-
Deferred income taxes	2,697	9,179	-	11,876
Other long-term obligations	-	241	-	241
Minority interests in equity of consolidated subsidiaries	(65,036)	-	65,036	-

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,501,089 shares issued and outstanding at March 31, 2001	285	1	(1)	285
Capital in excess of par	81,032	5,256	(5,256)	81,032
Retained earnings (deficit)	37,558	355,248	(355,248)	37,558
Total stockholders' equity	118,875	360,505	(360,505)	118,875
Total liabilities and stockholders' equity	$676,078	$799,728	$(652,238)	$823,568

	December 31, 2000
	Parent Company	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,476	$55,898	$-	$59,374
Other current assets	4,842	7,978	-	12,820
Total current assets	8,318	63,876	-	72,194

Net property and equipment	2,181	395,808	-	397,989

Other assets:
Goodwill and other intangible assets, net	7,657	56,791	-	64,448
Investment in subsidiaries	343,751	-	(343,751)	-
Other, net	271	2,334	-	2,605
Total other assets	351,679	59,125	(343,751)	67,053
Total assets	$362,178	$518,809	$(343,751)	$537,236
Current liabilities:
Accounts payable	$1,960	$13,344	$-	$15,304
Other current liabilities	7,283	59,328	-	66,611
Current maturities of long-term debt	-	23,775	-	23,775
Total current liabilities	9,243	96,447	-	105,690

Long-term debt	247,400	5,161	-	252,561
Intercompany advances and investments, net	-	102,241	(102,241)	-
Deferred income taxes	1,583	9,179	-	10,762
Other long-term obligations	-	236	-	236
Minority interests in equity of consolidated subsidiaries	-	-	64,035	64,035

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,394,423 shares issued and outstanding at December 31, 2000	284	1	(1)	284
Capital in excess of par	80,693	5,256	(5,256)	80,693
Retained earnings (deficit)	22,975	300,288	(300,288)	22,975
Total stockholders' equity	103,952	305,545	(305,545)	103,952
Total liabilities and stockholders' equity	$362,178	$518,809	$(343,751)	$537,236

             Condensed statements of income for the three months ended March 31, 2001 and 2000, are as follows

	Three months ended March 31, 2001
	Parent Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$171,780	$-	$171,780
Admissions	-	4,639	-	4,639
Food, beverage and other	953	17,167	(953)	17,167
	953	193,586	(953)	193,586
Less promotional allowances	(2)	(22,849)	-	(22,851)
Net revenues	951	170,737	(953)	170,735

Costs and expenses:
Casino	-	64,530	-	64,530
Selling, general and administrative	4,925	31,342	(953)	35,314
Food, beverage and other	-	12,578	-	12,578
Other operating expenses	55	7,997	-	8,052
Depreciation and amortization	84	9,989	-	10,073
	5,064	126,436	(953)	130,547
Income (loss) from operations	(4,113)	44,301	-	40,188

Other income (expense):
Interest income	1,428	578	(1,520)	486
Interest expense	(7,225)	(6,177)	1,520	(11,882)
	(5,797)	(5,599)	-	(11,396)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(9,910)	38,702	-	28,792
Equity in net income of consolidated subsidiaries	18,570	-	(18,570)	-
Minority interests	-	(4,086)	-	(4,086)
Income tax (expense) benefit	5,923	(16,046)	-	(10,123)

Net income (loss)	$14,583	$18,570	$(18,570)	$14,583

	Three months ended March 31, 2000
	Parent Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$165,528	$-	$165,528
Admissions	-	4,988	-	4,988
Food, beverage and other	1,218	16,296	(1,018)	16,496
	1,218	186,812	(1,018)	187,012
Less promotional allowances	(4)	(22,737)	-	(22,741)
Net revenues	1,214	164,075	(1,018)	164,271

Costs and expenses:
Casino	-	61,199	-	61,199
Selling, general and administrative	3,576	31,127	(1,018)	33,685
Food, beverage and other	-	11,059	-	11,059
Other operating expenses	107	7,463	-	7,570
Depreciation and amortization	95	8,740	-	8,835
	3,778	119,588	(1,018)	122,348
Income (loss) from operations	(2,564)	44,487	-	41,923

Other income (expense):
Interest income	1,733	1,569	(2,820)	482
Interest expense	(8,460)	(4,467)	2,820	(10,107)
	(6,727)	(2,898)	-	(9,625)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(9,291)	41,589	-	32,298
Equity in net income of consolidated subsidiaries	19,563	-	(19,563)	-
Minority interests	-	(10,379)	-	(10,379)
Income tax (expense) benefit	3,147	(11,647)	-	(8,500)

Net income (loss)	$13,419	$19,563	$(19,563)	$13,419

             Condensed statements of cash flows for the three months ended March 31, 2001 and 2000, are as follows:

	Three months ended March 31, 2001
	Parent Company	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$5,105	$26,677	$-	$31,782

Cash flows from investing activities:
Purchases of property and equipment	(448)	(7,303)	-	(7,751)
Purchase of minority interests in Partnership	(63,689)	(302,576)	-	(366,265)
Investments in and advances from (to) subsidiaries	(289,891)	289,891	-	-
Other	-	(1,105)	-	(1,105)

Net cash used in investing activities	(354,028)	(21,093)	-	(375,121)

Cash flows from financing activities:
Payments on long-term debt	-	(14,215)	-	(14,215)
Repayment of partner loans	-	(266)	-	(266)
Partnership equity distributions	-	(5,199)	-	(5,199)
Proceeds from issuance of subordinated notes	159,000	-	-	159,000
Proceeds from line of credit, net	195,400	-	-	195,400
Payments of deferred finance costs	(5,999)	-	-	(5,999)
Payment of preferred equity return and dividends to partner	-	(456)	-	(456)
Proceeds from stock option exercises	340	-	-	340
Other	-	21	-	21

Net cash provided by (used in) financing activities	348,741	(20,115)	-	328,626

Net decrease in cash and cash equivalents	(182)	(14,531)	-	(14,713)
Cash and cash equivalents, beginning of period	3,476	55,898	-	59,374
Cash and cash equivalents, end of period	$3,294	$41,367	$-	$44,661

	Three months ended March 31, 2000
	Parent Company	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$2,776	$30,802	$-	$33,578

Cash flows from investing activities:
Purchases of property and equipment	(390)	(5,532)	-	(5,922)
Investments in and advances (to) from subsidiaries	16,505	(16,505)	-	-
Net cash (used in) provided by investing activities	16,115	(22,037)	-	(5,922)

Cash flows from financing activities:
Payments on long-term debt	-	(1,425)	-	(1,425)
Repayment of partner loans	-	(3,110)	-	(3,110)
Partnership equity distributions	-	(4,048)	-	(4,048)
Repayment of line of credit, net	(18,800)	-	-	(18,800)
Payment of preferred equity return and dividends to partner	-	(1,037)	-	(1,037)
Other	102	(102)	-	-

Net cash (used in) financing activities	(18,698)	(9,722)	-	(28,420)
Net (decrease) increase in cash and cash equivalents	193	(957)	-	(764)
Cash and cash equivalents, beginning of period	531	46,559	-	47,090
Cash and cash equivalents, end of period	$724	$45,602	$-	$46,326

ARGOSY GAMING COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

             Except where otherwise noted, the words, “we,” “us,” “our” and similar terms, as well as references to “Argosy” or the “Company” refer to Argosy Gaming Company and all of its subsidiaries.

Overview

             Through our subsidiaries, we own and operate the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.  In the first quarter of 2001, the Company became the sole owner of the Argosy Casino in Lawrenceburg, Indiana, through the purchase for a total of $365,000 of the 42.5% minority interests in the property.  Prior to this acquisition, we were the majority owner of the Lawrenceburg casino and, as such, our historical consolidated financial statements included the assets, liabilities and results of operations for the Lawrenceburg casino on a consolidated basis.  As a result, we have allocated the entire purchase price on a preliminary basis to goodwill.  Because Argosy did not become the sole owner of the Lawrenceburg casino until late in the first quarter 2001, its full impact in terms of increased interest expense and amortization and the elimination of minority interest, will not be reflected until the second quarter of 2001.  On February 5, 2001, we opened our 300-room hotel at our Baton Rouge location.

             On April 16, 2001, the Company signed an agreement to acquire the stock of the company which operates the Empress Casino and Hotel located in Joliet, Illinois, from Horseshoe Gaming Holding Corporation for $465,000.  We have received a financing commitment from Wells Fargo to fund the acquisition.  The acquisition is subject to customary conditions precedent, including approvals under the Hart Scott Rodino Act and from the Illinois Gaming Board.  The Gaming Boards in the five states in which Argosy operates must also approve the additional financing necessary to complete this acquisition.  We anticipate closing the transaction, subject to receiving all required approvals, in the third quarter of 2001.

	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$31,087	$28,188
Argosy Casino - Riverside	25,375	24,830
Argosy Casino - Baton Rouge	19,054	17,674
Belle of Sioux City Casino	8,869	8,996
Argosy Casino - Lawrenceburg	87,395	85,840
Total	$171,780	$165,528
Net Revenues (1)
Alton Belle Casino	$29,940	$27,202
Argosy Casino - Riverside	24,391	23,817
Argosy Casino - Baton Rouge	18,570	16,982
Belle of Sioux City Casino	8,632	8,724
Argosy Casino - Lawrenceburg	89,069	87,294
Other	133	252
Total (1)	$170,735	$164,271
Income (loss) from Operations(2)
Alton Belle Casino	$9,500	$8,433
Argosy Casino - Riverside	5,830	4,717
Argosy Casino - Baton Rouge	2,121	3,379
Belle of Sioux City Casino	1,855	1,549
Argosy Casino - Lawrenceburg	28,580	29,002
Corporate	(6,097)	(3,582)
Jazz Enterprises, Inc. (5)	(1,243)	(1,323)
Other	(358)	(252)
Total	$40,188	$41,923
EBITDA(2)(3)
Alton Belle Casino	$10,938	$9,986
Argosy Casino - Riverside	6,854	6,072
Argosy Casino - Baton Rouge	3,505	4,431
Belle of Sioux City Casino	2,244	1,916
Argosy Casino - Lawrenceburg	33,197	34,220
Lawrenceburg financial advisory fee (4)	(927)	(1,711)
Corporate	(4,982)	(3,487)
Jazz Enterprises, Inc. (5)	(555)	(648)
Other	(13)	(21)
Total	$50,261	$50,758

(1)         New accounting guidance issued in, and effective for, the first quarter 2001 requires that the cost of the cash-back component of the Company’s ‘Argosy Preferred Card’ slot and table program, including promotional coupons, be treated as a reduction of revenues.  These costs had previously been treated as a casino expense.  The new guidance impacts only the classification of these costs on Argosy’s income statement.  It does not impact operating profit or property EBITDA.  The prior year’s results have been reclassified to reflect the impact of implementing this new guidance.

(2)         Income from operations and EBITDA exclude (i) consideration of any management fee paid to us, (ii) 42.5% minority interest in our Lawrenceburg casino for periods prior to our February 2001 acquisition of Conseco Entertainment, L.L.C.’s 29.0% minority interest and our March 2001, acquisition of Centaur, Inc.’s 13.5% minority interest and (iii) the 30% minority interest in our Sioux City casino for the period prior to our July 2000 acquisition of this interest.

(3)         “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy.  EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity).  EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization.  EBITDA may not be comparable to similarly titled measures reported by other companies.  We have other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

(4)         The Lawrenceburg partnership paid a financial advisory fee equal to 5.0% of its EBITDA to a minority partner prior to our acquisition of Conseco’s minority interest in February, 2001.

(5)         Jazz Enterprises, Inc. is a wholly-owned subsidiary that owns and operates the Catfish Town real estate development adjacent to the Company’s Baton Rouge casino.

Three months ended March 31, 2001 compared to three months ended March 31,  2000

             Casino—Casino revenues for the three months ended March 31, 2001, increased $6.3 million, or 3.8%, to $171.8 million from $165.5 million for the three months ended March 31, 2000.  The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 5.9% increase in casino revenues from $79.7 to $84.4 million. In particular, Alton casino revenues increased from $28.2 to $31.1 million, Riverside casino revenues increased from $24.8 to $25.4 million, Sioux City casino revenues decreased from $9.0 to $8.9 million, and Baton Rouge casino revenues increased from $17.7 to $19.1 million. Lawrenceburg casino revenues increased $1.6 million, or 1.8%, to $87.4 million for the three months ended March 31, 2001, from $85.8 million for the three months ended March 31, 2000.  Each of our casinos reported increases in the average win per passenger for the three months ended March 31, 2001, versus the three months ended March 31, 2000.

             Casino expenses increased $3.3 million to $64.5 million for the three months ended March 31, 2001, from $61.2 million for the three months ended March 31, 2000.  This increase is due to increased gaming taxes totaling $1.6 million and increases in other casino expenses of $1.7 million to support the overall increased revenues and payroll related costs at all properties.

             Admissions—Admissions revenues (net of complimentary admissions) decreased to $4.6 million for the three months ended March 31, 2001, from $5.0 million for the three months ended March 31, 2000, due to an increase in complimentary admissions given to customers as part of Lawrenceburg’s marketing program.

             Food, Beverage and Other—Food, beverage and other revenues increased $0.7 million to $17.2 million for the three month period ended March 31, 2001, from $16.5 million for the three month period ended March 31, 2000.  Food, beverage and other net profit decreased $0.8 million to $4.6 million for the three months ended March 31, 2001, from $5.4 million for the three months ended March 31, 2000.

             For the three months ended March 31, 2001, the Lawrenceburg hotel generated $1.0 million in net revenues and $0.4 million of operating profit.  For the three months ended March 31, 2000, the Lawrenceburg hotel generated $0.9 million in net revenues and $0.3 million of operating profit.

             The Baton Rouge hotel opened on February 5, 2001.  For this initial period of operations ending March 31, 2001, the Baton Rouge hotel generated $0.8 million in net revenues and incurred a $0.5 million operating loss.  The hotel occupancy percentage was 33% and the average daily room rate was $90.

             Selling, General and Administrative—Selling, general and administrative expenses increased $1.6 million to $35.3 million for the three months ended March 31, 2001, from $33.7 million for the three months ended March 31, 2000, due primarily to an increase at Corporate of $0.7 million in compensation costs, an increase at Lawrenceburg of $0.2 million related to additional payments required to be paid to the city as a result of increased gaming revenue and $0.7 million of increased costs at all other properties relating to expanded promotions and general operating costs.

             Other Operating Expenses—Other operating expenses increased by $0.5 million to $8.1 million for the three months ended March 31, 2001, as compared to $7.6 million for the three months ended March 31, 2000, due to increases attributable to the overall increase in revenues.

             Depreciation and Amortization—Depreciation and amortization increased $1.3 million from $8.8 million for the three months ended March 31, 2000, to $10.1 million for the three months ended March 31, 2001, due primarily to $1.0 million in incremental goodwill amortization related to the Lawrenceburg acquisition late in the first quarter 2001.

             Interest Expense—Net interest expense increased $1.8 million to $11.4 million for the three months ended March 31, 2001, from $9.6 million for the three months ended March 31, 2000.  This increase is primarily attributable to additional borrowings under our amended and restated Credit Facility and the issuance of additional Senior Subordinated Notes related to our Lawrenceburg acquisition completed late in the first quarter 2001.

             Minority Interests – Our minority interest expense decreased by $6.3 million to $4.1 million for the three months ended March 31, 2001, as compared to $10.4 million for the three months ended March 31, 2000.  This decrease is attributable to our Lawrenceburg casino minority interest acquisitions during the first quarter 2001, and as the sole owner, we will no longer incur minority interest expense.

             Income Tax Expense – Income tax expense increased by $1.6 million to $10.1 million for the three months ended March 31, 2001, from $8.5 million for the three months ended March 31, 2000.  During the three months ended March 31, 2001 and 2000, we recorded income tax expense at effective rates of 41% and 39%, respectively.

Competition

             Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  Our Riverside Casino faces competition from three casino companies in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market, the second of which opened in October 2000.  In addition, the Lawrenceburg casino competes with a riverboat casino in the Louisville, Kentucky area approximately 100 miles from our Lawrenceburg facility.  There could be further unanticipated competition in any market which we operate as a result of legislative changes or other events.  We expect each market in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

             In the three months ended March 31, 2001, we generated cash flows from operating activities of $31.8 million compared to $33.6 million for the same period in 2000.

             In the three months ended March 31, 2001, we used cash flows for investing activities of $375.1 million compared to $5.9 million for the three months ended March 31, 2000.  The increase in the use of funds for the three months ended March 31, 2001, is due primarily to our acquisition of the minority interests in the Lawrenceburg casino requiring the use of $366.3 million in cash.  During the three months ended March 31, 2001, $4.2 million of cash flows were used for construction of the Baton Rouge Hotel.

             During the three months ended March 31, 2001, cash of $328.7 million was provided by financing activities compared to using $28.4 million of cash flows for financing activities for the same period in 2000.  In the first quarter 2001, $159.0 million was provided through the issuance of $150.0 million of additional 10 ¾% Senior Subordinated Notes, due 2009, at a price of 106% of par.  In addition, as of March 31, 2001, we had borrowed an additional $195.4 million on our line of credit.  These funds were used to fund the purchase of the Lawrenceburg casino minority interest.  Cash flows in 2001 and 2000 were used for repayment of long-term debt, repayment of partner loans, and distributions related to the Lawrenceburg partnership.

             At March 31, 2001, we had approximately $44.7 million of cash and cash equivalents.  At March 31, 2001, we had outstanding $358.9 million of Senior Subordinated Notes, due June 2009, including $8.9 million of unamortized premium, and $242.8 million on a senior secured revolving credit facility, due June 2004.  The Senior Subordinated Notes bear interest at 10.75%, and the Senior Secured Credit Facility bears interest at LIBOR or prime plus a margin. As of May 1, 2001, availability under the credit facility was approximately $155.4 million.  The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company’s common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the Credit Facility requires the Company to maintain certain financial ratios as follows:  (1) Total Leverage Ratio of a maximum of 4.0 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.75 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of March 31, 2001, the Company is in compliance with these ratios.

             We have made a significant investment in property and equipment and plan to make significant additional investments at certain of our existing properties.  In 2001, we expect maintenance capital expenditures primarily related to the purchase of new gaming product and facility enhancements to be approximately $19.1 million, and expenditures related to the Baton Rouge hotel and other project capital expenditures to be approximately $14.4 million.

             We have obtained a commitment letter from Wells Fargo allowing us to increase our borrowings under our Senior Credit Facility to provide the $465 million in funding for our proposed acquisition of the Empress Casino and Hotel in Joliet, Illinois, and up to $40 million for our proposed Kenosha casino development.  Additionally, we are considering other available financing alternatives.  We believe that cash on hand, operating cash flows, and funds available under commitment from Wells Fargo, subject to regulatory approval, will be sufficient to fund our Empress acquisition, our commitment to develop the Kenosha casino and our current operating, capital expenditure and debt service obligations for the next 12 months.

             Consistent with gaming industry practice, we conduct our operations with a net working capital deficit.  Unlike traditional industrial companies, a gaming company’s balance sheet has limited accounts receivable and inventories.  In addition, casinos generate significant cash on a daily basis.  We generally apply our daily cash flows to pay down indebtedness under our revolving credit facility and pay our current liabilities pursuant to their normal cycles.  Given the significant daily cash flows generated by our operations and the financial flexibility provided by our credit facility, the existence of a working capital deficit has no impact on our ability to operate our business or meet our obligations as they become due.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

             This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements.  Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) competitive and general economic conditions in the markets in which the Company operates, (ii) increased competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations, (iv) the ability of the Company to finance the contemplated Empress Casino Joliet acquisition on attractive terms, (v) approvals of the transaction contemplated by the various gaming boards and commissions that regulate the Company, (vi) approval of other regulatory and governmental agencies to which the contemplated transaction is subject, and (vii) other risks detailed from time to time in the Company's Securities and Exchange Commission filings.  The Company does not intend to update these forward-looking statements.

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

Lawrenceburg Partnership Appraisal Litigation

             On February 22, 2001, we completed our purchase of Conseco’s 29.0% minority interest for $260 million, including the repayment of Conseco’s preferred equity interest and outstanding partner loans.  In connection with the December 2000 purchase agreement, we have settled all litigation between Conseco and us.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6.  Exhibits and reports on Form 8-K

(a)         Exhibits - None.

(b)        Reports on Form 8-K

1.          Report on Form 8-K dated February 1, 2001, filed with the Securities and Exchange Commission, containing a Press Release dated January 31, 2001, announcing that the Company is pursuing a private placement of $100 million of Senior Subordinated Notes.

2.          Report on Form 8-K dated February 6, 2001, filed with the Securities and Exchange Commission, containing pro forma financial data and related notes regarding the expected acquisition of the  minority interests in the Lawrenceburg casino.

3.          Report on Form 8-K dated March 9, 2001, filed with the Securities and Exchange Commission, containing the following related to the Company’s completed acquisition of Conseco’s 29.0% minority interests in the Lawrenceburg casino on February 22, 2001, and the completed acquisition of Centaur’s 13.5% minority interests on March 8, 2001:

                           a.           Pro forma financial information.

ARGOSY GAMING COMPANY
SIGNATURES

                Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001	/s/ Dale R. Black
Dale R. Black
Senior Vice President-Chief Financial Officer