Form 10-Q
period 2001-06-30
ARGOSY GAMING CO
filed 2001-08-14
CIK 895385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  28,758,270 shares of Common Stock, $.01 par value per share, as of  August 10, 2001.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2001	2000

	(unaudited)
Current assets:
Cash and cash equivalents	$40,745	$59,374
Accounts receivable, net	2,439	2,444
Deferred income taxes	7,650	4,849
Other current assets	5,713	5,527

Total current assets	56,547	72,194

Net property and equipment	394,929	397,989

Other assets:
Deferred finance costs, net	13,179	7,767
Goodwill and other intangible assets, net	350,945	56,681
Other, net	2,573	2,605

Total other assets	366,697	67,053

Total assets	$818,173	$537,236

Current liabilities:
Accounts payable	$15,026	$15,304
Accrued payroll and related expenses	13,217	11,677
Other accrued liabilities	50,210	54,934
Current maturities of long-term debt	1,446	23,775

Total current liabilities	79,899	105,690

Long-term debt	589,907	252,561
Deferred income taxes	14,677	10,762
Other long-term obligations	245	236
Minority interests in equity of consolidated subsidiaries	-	64,035

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,758,270 and 28,394,423 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	288	284
Capital in excess of par	81,918	80,693
Retained earnings	51,239	22,975

Total stockholders' equity	133,445	103,952

Total liabilities and stockholders' equity	$818,173	$537,236

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)

	Six Months Ended

	June 30,	June 30,
	2001	2000
	(unaudited)	(unaudited)

Revenues:

Casino	$338,262	$330,276
Admissions	9,111	9,704
Food, beverage and other	35,230	32,734

	382,603	372,714
Less promotional allowances	(45,903)	(46,536)

Net revenues	336,700	326,178

Costs and expenses:
Casino	128,234	121,724
Selling, general and administrative	67,962	68,530
Food, beverage and other	26,063	22,730
Other operating expenses	16,020	14,956
Depreciation and amortization	21,229	18,049
Write down of assets	-	6,800

	259,508	252,789

Income from operations	77,192	73,389

Other income (expense):
Interest income	625	931
Interest expense	(25,827)	(19,512)

	(25,202)	(18,581)

Income before income taxes, minority interests and extraordinary item	51,990	54,808
Minority interests	(4,086)	(20,238)
Income tax expense	(19,640)	(13,400)

Income before extraordinary item	28,264	21,170
Extraordinary loss on extinguishment of debt	-	(1,154)

Net income	$28,264	$20,016

Basic income per share before extraordinary loss	$0.99	$0.75
Extraordinary loss	-	(0.04)

Basic income per share	$0.99	$0.71

Diluted income per share before extraordinary loss	$0.97	$0.73
Extraordinary loss	-	(0.04)

Diluted income per share	$0.97	$0.69

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)

	Three Months Ended

	June 30,	June 30,
	2001	2000

	(unaudited)	(unaudited)
Revenues:
Casino	$166,482	$164,749
Admissions	4,472	4,716
Food, beverage and other	18,063	16,237

	189,017	185,702
Less promotional allowances	(23,052)	(23,795)

Net revenues	165,965	161,907

Costs and expenses:
Casino	63,704	60,525
Selling, general and administrative	32,648	34,845
Food, beverage and other	13,485	11,671
Other operating expenses	7,968	7,386
Depreciation and amortization	11,156	9,213
Write down of assets	-	6,800

	128,961	130,440

Income from operations	37,004	31,467

Other income (expense):
Interest income	139	449
Interest expense	(13,945)	(9,405)

	(13,806)	(8,956)

Income before income taxes, minority interests and extraordinary item	23,198	22,511
Minority interests	-	(9,860)
Income tax expense	(9,517)	(4,900)

Income before extraordinary item	13,681	7,751
Extraordinary loss on extinguishment of debt	-	(1,154)

Net income	$13,681	$6,597

Basic income per share before extraordinary loss	$0.48	$0.27
Extraordinary loss	-	(0.04)

Basic income per share	$0.48	$0.23

Diluted income per share before extraordinary loss	$0.47	$0.27
Extraordinary loss	-	(0.04)

Diluted income per share	$0.47	$0.23

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share and Per Share Data)

	Six Months Ended

	June 30,	June 30,
	2001	2000

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$28,264	$20,016
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	-	1,154
Depreciation	17,026	16,782
Amortization	4,889	1,920
Compensation expense recognized on issuance of stock	-	39
Write down of assets	-	6,800
Minority interests	4,086	20,238
Deferred income taxes	(259)	10,195
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(182)	3,910
Accounts payable and other current liabilities	(3,169)	(5,789)

Net cash provided by operating activities	50,655	75,265

Cash flows from investing activities:
Purchases of property and equipment	(14,089)	(17,960)
Purchases of Minority Interests in Partnership	(366,699)	(7,000)
Other	(1,831)	-

Net cash used in investing activities	(382,619)	(24,960)

Cash flows from financing activities:
Proceeds (repayment) of line of credit, net	179,800	(30,100)
Proceeds from issuance of subordinated notes	159,000	-
Payments on long-term debt and installment contracts	(14,414)	(2,808)
Repurchase of First Mortgage Notes	-	(23,716)
Decrease in restricted cash held in escrow	-	25,244
Payments of deferred finance costs	(6,386)	-
Repayment of partner loans	(266)	(9,167)
Partnership equity distributions	(5,199)	(8,523)
Repayment of partner capital contribution	-	(1,890)
Payment of preferred equity return and dividends to partner	(456)	(1,165)
Proceeds from stock option exercises	1,229	-
Other	27	42

Net cash provided by (used in) financing activities	313,335	(52,083)

Net decrease in cash and cash equivalents	(18,629)	(1,778)
Cash and cash equivalents, beginning of period	59,374	47,090

Cash and cash equivalents, end of period	$40,745	$45,312

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

					Total
		Common	Capital in	Retained	Stockholders'
	Shares	Stock	Excess of Par	Earnings	Equity

Balance, December 31, 2000	28,394,423	$284	$80,693	$22,975	$103,952
Stock options exercised	363,847	4	1,225	-	1,229
Net income for the six months ended June 30, 2001	-	-	-	28,264	28,264

Balance, June 30, 2001	28,758,270	$288	$81,918	$51,239	$133,445

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

            The Financial Accounting Standards Board recently issued FASB Statement 142, Accounting for Goodwill and Intangible Assets.  Upon adoption of the statement, amortization of the remaining book value of goodwill will cease as of January 1, 2002 and will be tested for impairment at least annually.  The provisions of the statement are effective for fiscal years beginning after December 15, 2001.  Goodwill and intangible assets acquired in transactions completed after June 30, 2001, will follow the new requirements immediately.  Based on the Company’s preliminary review, application of the non-amortization provisions of the statement would have increased diluted income per share by $0.04 and $0.07 for the three months and six months ended June 30, 2001, respectively.  The diluted income per share effect for the three months and six months ended June 30, 2000, would have been less than $0.01 for each period, respectively.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

            The Company adopted new accounting guidance (EITF 00-14 and EITF 00-22) issued in, and effective beginning with the first quarter 2001, which requires that the cost of the cash-back component of the Company’s ‘Argosy Preferred Card’ customer loyalty program, including promotional coupons, be treated as a reduction of revenues.  These costs had previously been treated as a casino expense.  The new guidance impacts only the classification of these costs on Argosy’s income statement.  It does not impact operating profit or EBITDA.  The prior year’s results have been reclassified to reflect the impact of implementing this new guidance.

2.  Long-Term Debt

            Long-term debt consists of the following:

	June 30,	December 31,
	2001	2000

Senior Subordinated Notes including unamortized premium of $8,712 at June 30, 2001, due June 2009, interest payable semi-annually at 10.75%	$358,712	$200,000

Senior secured line of credit, expires June 2004, interest payable at least quarterly at either LIBOR or prime plus a margin	227,200	47,400

Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	5,441	5,831

Notes payable, principal and interest payments due monthly, interest payable at prime + 1%, secured by gaming vessel and certain equipment	-	14,024

Loans from partner, principal due in annual installments, interest payable at prime + 6%	-	9,081

	591,353	276,336
Less: current maturities	1,446	23,775

Long-term debt, less current maturities	$589,907	$252,561

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

3.  Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share -
Net Income before extraordinary item	$28,264	$21,170	$13,681	$7,751

Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding	28,512,489	28,269,972	28,568,892	28,307,027

Effect of dilutive securities (computed using the treasury stock method):
Restricted stock	-	69,165	-	39,330
Employee and directors stock options	688,355	726,810	654,014	743,185
Warrants	76,359	67,639	77,477	69,349

Dilutive potential common shares	764,714	863,614	731,491	851,864

Denominator for diluted earnings per share - adjusted
Weighted-average shares and assumed conversions	29,277,203	29,133,586	29,300,383	29,158,891

Basic income per share before extraordinary loss	$0.99	$0.75	$0.48	$0.27
Extraordiary loss	-	(0.04)	-	(0.04)

Basic income per share	$0.99	$0.71	$0.48	$0.23

Diluted earnings per share before extraordinary loss	$0.97	$0.73	$0.47	$0.27
Extraordinary loss	-	(0.04)	-	(0.04)

Diluted earnings per share	$0.97	$0.69	$0.47	$0.23

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

                The purchase prices for the minority interests were determined based upon estimates of future cash flows and evaluations of the net worth of the assets acquired.  The purchases are being accounted for under the purchase method.  The allocation of the purchase price resulted in approximately $296 million in goodwill, which is being amortized over a 40-year life.  The purchases were funded with approximately $155 million of net proceeds received by the Company from issuance of additional 10¾% senior subordinated notes and borrowings of approximately $210 million under the Company’s amended and restated senior credit facility.

                The following unaudited pro forma consolidated financial information for the Company has been prepared assuming acquisitions of Conseco and Centaur minority interests in our Lawrenceburg property had occurred on the first day of the period.

	For the six months ended		For the three months ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$336,700	$326,178	$165,965	$161,907

Income from operations	$77,302	$73,065	$37,004	$31,263

Net income	$28,170	$21,172	$13,681	$7,107

Diluted net income per share	$0.97	$0.73	$0.47	$0.25

                These unaudited pro forma results are presented for comparative purposes only.  The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the period, or of future results.

5.     Commitments and Contingent Liabilities

             The Company has agreed to provide up to $40,000 as part of our agreement to develop and operate a proposed casino in Kenosha, Wisconsin.  The proposed casino would be owned by the Menominee Indian Tribe of Wisconsin.  Of this $40,000 commitment, Argosy has advanced $1,600 during 2001 and is obligated to provide up to an additional $3,400 upon the tribe receiving approval from the United States Bureau of Indian Affairs to place the proposed casino property in federal trust for the benefit of the tribe.  The Company’s obligation to provide the next $30,000 of our commitment will be made as a subordinated note concurrent with, and conditioned upon, the tribe successfully completing an institutional debt offering to finance the majority of the costs of the project.  Finally, the Company has agreed to provide a $5,000 completion guarantee on the construction of the proposed facility.

             The Illinois Gaming Board imposed a condition on its approval of our recent acquisition of Empress Casino Joliet which requires the Company to take all steps necessary to economically disassociate ourselves from our Kenosha casino development agreement partner by no later than October 1, 2001.  If Argosy is unable to comply with these conditions, the Company will be subject to disciplinary action by the Illinois Gaming Board that could include a substantial monetary penalty and/or revocation of the Empress Casino Joliet gaming license.  Any disciplinary action imposed upon the Company could, and the loss of the Empress Casino Joliet would, materially and adversely affect our business and financial condition and would constitute an event of default under all of our indebtedness.

             This Kenosha project and our funding commitment are subject to numerous regulatory approvals.  Further financial obligations to our partner are conditioned upon obtaining the requisite regulatory approvals and the tribe raising the remaining project costs through an institutional debt offering in an amount of $150,000.  If these approvals and outside financing for the project are not obtained by September 30, 2001, our development agreement and related obligations will automatically terminate.  The nature and magnitude of the issues and obstacles that our Kenosha partners face lead us to believe that they will not be able to obtain the necessary approvals in a timely manner.  Consequently, the Company believes we will economically disassociate from our partner by October 1, 2001.

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

             The Company’s subsidiary which operates the Lawrenceburg Casino & Hotel is now a guarantor.  Prior to the Company’s acquisition of the minority interests in Lawrenceburg, the subsidiary was a non-guarantor.  As such, previous financial statements have been reclassified to reflect this subsidiary as a guarantor.

             Condensed balance sheets as of June 30, 2001, and December 31, 2000, are as follows:

	June 30, 2001

	Parent Company	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$4,163	$36,582	$-	$40,745
Other current assets	7,132	8,670	-	15,802

Total current assets	11,295	45,252	-	56,547

Net property and equipment	2,792	392,137	-	394,929

Other assets:
Goodwill and other intangible assets, net	13,179	350,945	-	364,124
Investment in subsidiaries	708,309	-	(708,309)	-
Other, net	237	2,336	-	2,573

Total other assets	721,725	353,281	(708,309)	366,697

Total assets	$735,812	$790,670	$(708,309)	$818,173

Current liabilities:
Accounts payable	$2,202	$12,824	$-	$15,026
Other current liabilities	10,127	53,300	-	63,427
Current maturities of long-term debt	776	670	-	1,446

Total current liabilities	13,105	66,794	-	79,899

Long-term debt	585,136	4,771	-	589,907
Intercompany advances and investments, net	-	305,564	(305,564)	-
Deferred income taxes	4,126	10,551	-	14,677
Other long-term obligations	-	245	-	245

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,758,270 shares issued and outstanding at June 30, 2001	288	1	(1)	288
Capital in excess of par	81,918	5,256	(5,256)	81,918
Retained earnings	51,239	397,488	(397,488)	51,239

Total stockholders' equity	133,445	402,745	(402,745)	133,445

Total liabilities and stockholders' equity	$735,812	$790,670	$(708,309)	$818,173

	December 31, 2000

	Parent
	Company	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,476	$55,898	$-	$59,374
Other current assets	4,842	7,978	-	12,820

Total current assets	8,318	63,876	-	72,194

Net property and equipment	2,181	395,808	-	397,989

Other assets:
Goodwill and other intangible assets, net	7,657	56,791	-	64,448
Investment in subsidiaries	343,751	-	(343,751)	-
Other, net	271	2,334	-	2,605

Total other assets	351,679	59,125	(343,751)	67,053

Total assets	$362,178	$518,809	$(343,751)	$537,236

Current liabilities:
Accounts payable	$1,960	$13,344	$-	$15,304
Other current liabilities	7,283	59,328	-	66,611
Current maturities of long-term debt	-	23,775	-	23,775

Total current liabilities	9,243	96,447	-	105,690

Long-term debt	247,400	5,161	-	252,561
Intercompany advances and
investments, net	-	102,241	(102,241)	-
Deferred income taxes	1,583	9,179	-	10,762
Other long-term obligations	-	236	-	236
Minority interests in equity
of consolidated subsidiaries	-	-	64,035	64,035

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares
authorized; 28,394,423 shares issued and
outstanding at December 31, 2000	284	1	(1)	284
Capital in excess of par	80,693	5,256	(5,256)	80,693
Retained earnings	22,975	300,288	(300,288)	22,975

Total stockholders' equity	103,952	305,545	(305,545)	103,952

Total liabilities and stockholders' equity	$362,178	$518,809	$(343,751)	$537,236

             Condensed statements of income for the six and three months ended June 30, 2001 and 2000, are as follows

	Six Months ended June 30, 2001

	Parent
	Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$338,262	$-	$338,262
Admissions	-	9,111	-	9,111
Food, beverage and other	2,028	35,230	(2,028)	35,230

	2,028	382,603	(2,028)	382,603
Less promotional allowances	(4)	(45,899)	-	(45,903)

Net revenues	2,024	336,704	(2,028)	336,700

Costs and expenses :
Casino	-	128,234	-	128,234
Selling, general and administrative	9,219	60,771	(2,028)	67,962
Food, beverage and other	-	26,063	-	26,063
Other operating expenses	121	15,899	-	16,020
Depreciation and amortization	176	21,053	-	21,229

	9,516	252,020	(2,028)	259,508

Income (loss) from operations	(7,492)	84,684	-	77,192

Other income (expense):
Interest income	2,554	954	(2,883)	625
Interest expense	(12,518)	(16,192)	2,883	(25,827)

	(9,964)	(15,238)	-	(25,202)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(17,456)	69,446	-	51,990
Equity in net income of consolidated subsidiaries	32,532	-	(32,532)	-
Minority interests	-	(4,086)	-	(4,086)
Income tax (expense) benefit	13,188	(32,828)	-	(19,640)

Net income	$28,264	$32,532	$(32,532)	$28,264

	Six months ended June 30, 2000

	Parent
	Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$330,276	$-	$330,276
Admissions	-	9,704	-	9,704
Food, beverage and other	2,071	32,534	(1,871)	32,734

	2,071	372,514	(1,871)	372,714
Less promotional allowances	(6)	(46,530)	-	(46,536)

Net revenues	2,065	325,984	(1,871)	326,178

Costs and expenses :
Casino	-	121,724	-	121,724
Selling, general and administrative	7,073	63,328	(1,871)	68,530
Food, beverage and other	-	22,730	-	22,730
Other operating expenses	154	14,802	-	14,956
Depreciation and amortization	186	17,863	-	18,049
Write down of assets	6,800	-		6,800

	14,213	240,447	(1,871)	252,789

Income (loss) from operations	(12,148)	85,537	-	73,389

Other income (expense):
Interest income	3,263	2,958	(5,290)	931
Interest expense	(16,398)	(8,404)	5,290	(19,512)

	(13,135)	(5,446)	-	(18,581)

Income (loss) before income taxes, minority interests, extraordinary item and equity in net income of consolidated subsidiaries	(25,283)	80,091	-	54,808
Equity in net income of consolidated subsidiaries	37,007	-	(37,007)	-
Minority interests	-	(20,238)	-	(20,238)
Income tax (expense) benefit	9,446	(22,846)	-	(13,400)
Extraordinary loss on extinguishment of debt	(1,154)	-	-	(1,154)

Net income	$20,016	$37,007	$(37,007)	$20,016

	Three months ended June 30, 2001

	Parent
	Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$166,482	$-	$166,482
Admissions	-	4,472	-	4,472
Food, beverage and other	1,075	18,063	(1,075)	18,063

	1,075	189,017	(1,075)	189,017
Less promotional allowances	(2)	(23,050)	-	(23,052)

Net revenues	1,073	165,967	(1,075)	165,965

Costs and expenses :
Casino	-	63,704	-	63,704
Selling, general and administrative	4,294	29,429	(1,075)	32,648
Food, beverage and other	-	13,485	-	13,485
Other operating expenses	66	7,902	-	7,968
Depreciation and amortization	92	11,064	-	11,156

	4,452	125,584	(1,075)	128,961

Income (loss) from operations	(3,379)	40,383	-	37,004

Other income (expense):
Interest income	1,126	376	(1,363)	139
Interest expense	(5,292)	(10,016)	1,363	(13,945)

	(4,166)	(9,640)	-	(13,806)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(7,545)	30,743	-	23,198
Equity in net income of consolidated subsidiaries	13,962	-	(13,962)	-
Minority interests	-	-	-	-
Income tax (expense) benefit	7,264	(16,781)	-	(9,517)

Net income	$13,681	$13,962	$(13,962)	$13,681

	Three months ended June 30, 2000

	Parent
	Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$164,749	$-	$164,749
Admissions	-	4,716	-	4,716
Food, beverage and other	853	16,237	(853)	16,237

	853	185,702	(853)	185,702
Less promotional allowances	(2)	(23,793)	-	(23,795)

Net revenues	851	161,909	(853)	161,907

Costs and expenses :
Casino	-	60,525	-	60,525
Selling, general and administrative	3,498	32,200	(853)	34,845
Food, beverage and other	-	11,671	-	11,671
Other operating expenses	47	7,339	-	7,386
Depreciation and amortization	91	9,122	-	9,213
Write down of assets	6,800	-	-	6,800

	10,436	120,857	(853)	130,440

Income (loss) from operations	(9,585)	41,052	-	31,467

Other income (expense):
Interest income	1,530	1,389	(2,470)	449
Interest expense	(7,938)	(3,937)	2,470	(9,405)

	(6,408)	(2,548)	-	(8,956)

Income (loss) before income taxes, minority interests, extraordinary item and equity in net income of consolidated subsidiaries	(15,993)	38,504	-	22,511
Equity in net income of consolidated subsidiaries	17,445	-	(17,445)	-
Minority interests	-	(9,860)	-	(9,860)
Income tax (expense) benefit	6,299	(11,199)	-	(4,900)
Extraordinary loss on extinguishment of debt	(1,154)	-	-	(1,154)

Net income	$6,597	$17,445	$(17,445)	$6,597

             Condensed statements of cash flows for the six months ended June 30, 2001 and 2000, are as follows:

	Six months ended June 30, 2001

	Parent
	Company	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(1,552)	$52,207	$-	$50,655

Cash flows from investing activities:
Purchases of property and equipment	(752)	(13,337)	-	(14,089)
Purchase of minority interests in Partnership	1,373	(303,010)	(65,062)	(366,699)
Investments in and advances from (to) subsidiaries	(332,025)	266,963	65,062	-
Other	-	(1,831)	-	(1,831)

Net cash used in investing activities	(331,404)	(51,215)	-	(382,619)

Cash flows from financing activities :
Proceeds from line of credit, net	179,800	-	-	179,800
Proceeds from issuance of subordinated notes	159,000	-	-	159,000
Payments on long-term debt	-	(14,414)	-	(14,414)
Payments of deferred finance costs	(6,386)	-	-	(6,386)
Repayment of partner loans	-	(266)	-	(266)
Partnership equity distributions	-	(5,199)	-	(5,199)
Payment of preferred equity return and dividends to partner		(456)	-	(456)
Proceeds from stock option exercises	1,229	-	-	1,229
Other	-	27	-	27

Net cash provided by (used in) financing activities	333,643	(20,308)	-	313,335

Net (decrease) increase in cash and cash equivalents	687	(19,316)	-	(18,629)
Cash and cash equivalents, beginning of period	3,476	55,898	-	59,374

Cash and cash equivalents, end of period	$4,163	$36,582	$-	$40,745

	Six months ended June 30, 2000

	Parent
	Company	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3,944)	$79,209	$-	$75,265

Cash flows from investing activities:
Purchases of property and equipment	(757)	(17,203)	-	(17,960)
Purchase of minority interest in partnership	(7,000)	-	-	(7,000)
Investments in and advances (to) from subsidiaries	39,994	(39,994)	-	-

Net cash (used in) provided by investing activities	32,237	(57,197)	-	(24,960)

Cash flows from financing activities :
Repayment of line of credit, net	(30,100)	-	-	(30,100)
Payments on long-term debt and
installment contracts	-	(2,808)	-	(2,808)
Repurchase of First Mortgage Notes	(23,716)	-	-	(23,716)
Decrease in restricted cash held in escrow	25,244	-	-	25,244
Repayment of partner loans	-	(9,167)	-	(9,167)
Partnership equity distributions	-	(8,523)	-	(8,523)
Repayment of partner capital contribution	-	(1,890)	-	(1,890)
Payment of preferred equity return and
dividends to partner	-	(1,165)	-	(1,165)
Other	91	(49)	-	42

Net cash used in financing activities	(28,481)	(23,602)	-	(52,083)

Net (decrease) in cash and cash equivalents	(188)	(1,590)	-	(1,778)
Cash and cash equivalents, beginning of period	531	46,559	-	47,090

Cash and cash equivalents, end of period	$343	$44,969	$-	$45,312

7.                       Subsequent Event – Acquisition of Empress Casino Joliet

             On July 31, 2001, the Company completed the acquisition of the Empress Casino Joliet Corporation for approximately $465 million.  This acquisition was funded through the issuance of $200 million of 9.0% Senior Subordinated Notes due 2011 and a $275 million Term Loan through our new amended and restated Credit Facility dated July 31, 2001.

ARGOSY GAMING COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                           Except where otherwise noted, the words, “we,” “us,” “our” and similar terms, as well as references to “Argosy” or the “Company” refer to Argosy Gaming Company and all of its subsidiaries.

Overview

                          Through our subsidiaries, we own and operate the Alton Belle Casino, in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.  In the first quarter of 2001, the Company became the sole owner of the Argosy Casino in Lawrenceburg, Indiana, through the purchase of the 42.5% minority interests in the property.  Prior to this acquisition, we were the majority owner of the Lawrenceburg casino and, as such, our historical consolidated financial statements included the assets, liabilities and results of operations for the Lawrenceburg casino on a consolidated basis.  As a result, we have allocated the entire purchase price on a preliminary basis to goodwill.  On February 5, 2001, we opened our 300-room hotel at our Baton Rouge location.  On July 31, 2001, we completed our acquisition of the Empress Casino Joliet.

Recent Developments

             Property Overview: The Empress Casino Joliet is located in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago and approximately two miles from the intersection of Interstate 55 and Interstate 80. For the twelve months ending March 31, 2001, the Empress Casino Joliet generated $248.4 million in net revenue and $73.8 million in EBITDA. The casino consists of two adjacent riverboat vessels providing a combined 36,300 square feet of gaming space with 1,110 slot machines and 35 table games. Both riverboats remain dockside and offer customers unlimited ingress and egress. The dockside complex features a 150,000 square foot Egyptian themed pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The pavilion also contains an off-track pari-mutuel betting parlor. The property includes a 102-room hotel, surface parking areas with approximately 2,350 spaces and an 80-space recreational vehicle park.

             Empress Casino Joliet Gaming Market: The Empress Casino Joliet draws from a population of approximately eight million people who reside within 50 miles of Joliet, including the southern and western regions of the greater Chicago metropolitan area, as well as portions of north central Illinois. The Empress Casino Joliet competes against eight other casinos in the Chicago gaming market, which has the largest local population of any state-licensed gaming market and is the third largest gaming market in the United States. The nine riverboat casinos operating in the Chicago market generated over $2 billion of gaming revenues during the twelve months ending March 31, 2001, an 8% increase from the prior comparable twelve month period. The Empress Casino Joliet had 9% of the gaming positions in the Chicago market as of December 31, 2000 and captured 12% of the market's gaming revenues in 2000.

             The Chicago market comprises four casinos in northern Illinois and five casinos in Indiana on Lake Michigan. Empress Casino Joliet's closest competitor is located in downtown Joliet approximately five miles from the Empress Casino Joliet. This competitor is currently constructing a new barge casino to replace its existing riverboat facilities, which is expected to be completed in the third quarter of 2001.  Illinois licensees within the Chicago market offer dockside gaming providing customers with unlimited casino access. Conversely, casinos in the East Chicago market operating under an Indiana license are required to cruise, which restricts boarding times. Entrance into the market is limited by the fixed number of gaming licenses available in Illinois and Indiana. A maximum of ten licenses are permitted in Illinois, of which nine have been issued and a maximum of eleven licenses are permitted in Indiana, of which ten have been issued.

             Challenge to 1999 Amendment to Illinois Riverboat Gambling Act. Because we already hold an Illinois gaming license, our acquisition of the Empress Casino Joliet would not have been permitted prior to the 1999 amendment to the Illinois Riverboat Gambling Act. In June 1999, Illinois passed an amendment to the Illinois Riverboat Gambling Act to permit casinos to offer continuous dockside gaming with unlimited ingress and egress and to permit the ownership of multiple gaming licenses. The amendment also authorized gaming in Cook County, Illinois and the transfer of a dormant gaming license from East Dubuque, Illinois to the Cook County Village of Rosemont. A group of plaintiffs who sought a gaming license for Lake County, Illinois filed a lawsuit requesting the court to declare that the 1999 amendment violates the Illinois and U.S. constitutions because the grant of the Rosemont license amounted to "special legislation." If a court invalidates the grant of the Rosemont license, all of the provisions of the 1999 amendment, including the provisions legalizing the ownership of multiple licenses, would also be invalidated under the terms of the 1999 amendment. On January 25, 2001, the court dismissed the lawsuit concluding that the plaintiffs lacked standing and failed to exhaust their administrative remedies. Consequently, the court did not consider the merits of the plaintiffs' lawsuit. The plaintiffs have appealed the lower court's ruling. If the appeal is successful, it is likely that the case would be remanded to the lower court to initiate proceedings regarding the merits of the plaintiffs' claims. A ruling of the lower court on the merits would likely follow the lengthy process associated with discovery, fact-finding and trial. Thereafter, the lower court's decision would be subject to appeal to an appellate court and potentially to the Illinois Supreme Court.

             Transfer of Ownership Agreement. In connection with its approval of our proposed acquisition of the Empress Casino Joliet, the Illinois Gaming Board required us to enter into a transfer of ownership agreement.  This agreement, which is similar to an agreement entered into by another Illinois multiple-license owner, is designed to permit the continuous operation of two Illinois casinos by a single owner in the event the 1999 amendment provisions relating to multiple license ownership were invalidated. Under this agreement, if the relevant provisions of the amendment to the Illinois Riverboat Gambling Act are invalidated by a final, non-appealable judicial ruling, we will be obligated to transfer all of our shares of the Empress Casino Joliet Corporation to a trustee to hold in trust and use our best efforts to effectuate a sale of the shares at fair market value. During this time, we would manage the Empress Casino Joliet for a fee and be permitted to make distributions for attributable taxes and debt service. If we do not sell the shares within one year, or such longer time as agreed to by the Illinois Gaming Board, the Empress Casino Joliet would be required to immediately relinquish its gaming license. In this event, we would be obligated to pay the Illinois Gaming Board an amount equal to ninety percent (90%) of the operating profits of the Empress Casino Joliet earned during the period the shares were in trust.

             The transfer of ownership agreement provides that the trust will terminate upon legislative action that causes the Illinois Riverboat Gambling Act to permit the ownership of multiple gaming licenses or following a corporate reorganization by us that permits us to comply with the provisions of the Illinois Riverboat Gambling Act.

             The placement in trust of our stock in the Empress Casino Joliet pursuant to the agreement would constitute an event of default under the indenture governing our 10-3/ 4 % senior subordinated notes due 2009 and under our senior credit facility. Because the challenge to the 1999 amendment is in the early stages of litigation and our obligation to put the stock in trust is not triggered until a final, non-appealable judgment invalidating the 1999 amendment is entered, we believe we would have sufficient notice and time to negotiate appropriate amendments to or refinance our 10-3/ 4 % senior subordinated notes due 2009 and senior credit facility to avoid such an event of default. In the event that we are unable to satisfactorily amend or refinance these debt instruments, all of our indebtedness, including our recently issued 9% senior subordinated notes, would be in default and our business and financial condition would be materially adversely affected. If the provisions of the 1999 amendment legalizing dockside gaming were invalidated we would be required to resume cruising and suspend our dockside gaming activities at the Empress Casino Joliet until such time as the Illinois legislature passed a law reauthorizing dockside gaming. The loss of dockside gaming would adversely affect our financial results.

             Conditions of Illinois Gaming Board Approval. The Illinois Gaming Board imposed two conditions on its approval of our acquisition of Empress Casino Joliet. First, we are required to take all steps necessary to economically disassociate ourselves from our Kenosha casino development agreement partner by no later than October 1, 2001. Second, we are required to develop and fully implement a comprehensive due diligence plan to ensure the integrity and accountability of the persons or entities with whom we conduct business. If we are unable to comply with these conditions, we will be subject to disciplinary action by the Illinois Gaming Board that could include a substantial monetary penalty and/or revocation of the Empress Casino Joliet gaming license. Any disciplinary action imposed upon us could, and the loss of the Empress Casino Joliet license would, materially and adversely affect our business and financial condition and would constitute an event of default under all of our indebtedness, including the notes.

             To date, we believe that we have satisfied all of our obligations under the Kenosha casino development agreements. Our further financial obligations to our partner are conditioned upon obtaining the requisite regulatory approvals and the tribe raising the remaining project costs through an institutional debt offering in an amount of $150 million. The proposed Kenosha casino project requires, among other things, approval from the United States Bureau of Indian Affairs to place in federal trust the proposed casino site for the benefit of the tribe. If these approvals and outside financing for the project are not obtained by September 30, 2001, our development agreement and related obligations will automatically terminate. The nature and magnitude of the issues and obstacles that our Kenosha partners face lead us to believe that they will not be able to obtain the necessary approvals in a timely manner. Consequently, we believe we will satisfy our condition to economically disassociate from Nii-Jii by October 1, 2001. To satisfy the second condition, we have commenced developing a due diligence plan that we will submit to the Illinois Gaming Board for approval and implementation. This comprehensive due diligence plan will improve our overall internal control procedures and we believe that we will satisfy the second Illinois Gaming Board condition.

	For the six months ended		For the three months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$61,576	$56,376	$30,489	$28,187
Argosy Casino - Riverside	49,269	48,351	23,894	23,522
Argosy Casino - Baton Rouge	38,553	35,977	19,499	18,303
Belle of Sioux City Casino	17,968	17,621	9,099	8,626
Argosy Casino - Lawrenceburg	170,896	171,951	83,501	86,111

Total	$338,262	$330,276	$166,482	$164,749

Net Revenues (1)
Alton Belle Casino	$59,239	$54,110	$29,299	$26,908
Argosy Casino - Riverside	47,214	46,205	22,823	22,388
Argosy Casino - Baton Rouge	38,373	34,101	19,803	17,119
Belle of Sioux City Casino	17,504	17,022	8,872	8,298
Argosy Casino - Lawrenceburg	174,155	174,405	85,086	87,111
Other	215	335	82	83

Total (1)	$336,700	$326,178	$165,965	$161,907

Income (loss) from Operations(2)
Alton Belle Casino	$18,458	$16,356	$8,958	$7,922
Argosy Casino - Riverside	10,519	8,449	4,689	3,732
Argosy Casino - Baton Rouge	4,559	6,370	2,438	2,990
Belle of Sioux City Casino	3,722	3,090	1,867	1,540
Argosy Casino - Lawrenceburg	55,582	56,264	27,002	27,263
Corporate	(12,427)	(7,220)	(6,330)	(3,637)
Jazz Enterprises, Inc. (5)	(2,500)	(2,585)	(1,257)	(1,261)
Other	(721)	(535)	(363)	(282)

Total (6)	$77,192	$80,189	$37,004	$38,267

EBITDA(2)(3)
Alton Belle Casino	$21,351	$19,411	$10,413	$9,424
Argosy Casino - Riverside	12,624	11,188	5,770	5,116
Argosy Casino - Baton Rouge	7,517	8,633	4,012	4,202
Belle of Sioux City Casino	4,501	3,858	2,257	1,941
Argosy Casino - Lawrenceburg	63,853	66,829	30,656	32,608
Lawrenceburg financial advisory fee (4)	(927)	(3,342)	-	(1,630)
Corporate	(9,345)	(7,034)	(4,363)	(3,546)
Jazz Enterprises, Inc. (5)	(1,124)	(1,235)	(569)	(586)
Other	(29)	(70)	(16)	(49)

Total (6)	$98,421	$98,238	$48,160	$47,480

(1)	New accounting guidance issued in, and effective beginning with the first quarter 2001 requires that the cost of the cash-back component of the Company’s ‘Argosy Preferred Card’ customer loyalty program, including promotional coupons, be treated as a reduction of revenues. These costs had previously been treated as a casino expense. The new guidance impacts only the classification of these costs on Argosy’s income statement. It does not impact operating profit or property EBITDA. The prior year’s results have been reclassified to reflect the impact of implementing this new guidance.

(2)	Income from operations and EBITDA exclude (i) consideration of any management fee paid to us, (ii) 42.5% minority interest in our Lawrenceburg casino for periods prior to our February 2001 acquisition of Conseco Entertainment, L.L.C.’s 29.0% minority interest and our March 2001, acquisition of Centaur, Inc.’s 13.5% minority interest and (iii) the 30% minority interest in our Sioux City casino for the period prior to our July 2000 acquisition of this interest.

(3)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity). EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. We have other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

(4)	The Lawrenceburg partnership paid a financial advisory fee equal to 5.0% of its EBITDA to a minority partner prior to our acquisition of Conseco’s minority interest in February, 2001.

(5)	Jazz Enterprises, Inc. is a wholly-owned subsidiary that owns and operates the Catfish Town real estate development adjacent to the Company’s Baton Rouge casino.

(6)	Excludes a $6.8 million pretax charge related to the write-off of assets for the three and six months ended June 30, 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

             Casino—Casino revenues for the six months ended June 30, 2001, increased $8.0 million, or 2.4%, to $338.3 million from $330.3 million for the six months ended June 30, 2000.  The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 5.7% increase in casino revenues from $158.3 million to $167.4 million. In particular, Alton casino revenues increased from $56.4 million to $61.6 million, Riverside casino revenues increased from $48.4 million to $49.3 million, Sioux City casino revenues increased from $17.6 million to $18.0 million, and Baton Rouge casino revenues increased from $36.0 million to $38.6 million. Lawrenceburg casino revenues decreased $1.1 million, or 0.6%, to $170.9 million for the six months ended June 30, 2001, from $172.0 million for the six months ended June 30, 2000.  Each of our casinos reported increases in the average win per passenger for the six months ended June 30, 2001, versus the six months ended June 30, 2000.

             Casino expenses increased $6.5 million to $128.2 million for the six months ended June 30, 2001, from $121.7 million for the six months ended June 30, 2000.  This increase is due to increased gaming taxes totaling $2.8 million and increases in other casino expenses of $3.7 million to support the overall increased revenues as well as increased payroll related costs at all properties.

             Admissions—Admissions revenues (net of complimentary admissions) decreased to $1.8 million for the six months ended June 30, 2001, from $3.3 million for the six months ended June 30, 2000, due to an increase in complimentary admissions given to customers as part of Lawrenceburg’s marketing program.

             Food, Beverage and Other—Food, beverage and other revenues increased $2.5 million to $35.2 million for the six month period ended June 30, 2001, from $32.7 million for the six month period ended June 30, 2000. Food, beverage and other net profit decreased $0.8 million to $9.2 million for the six months ended June 30, 2001, from $10.0 million for the six months ended June 30, 2000.

             Selling, General and Administrative—Selling, general and administrative expenses decreased $0.5 million to $68.0 million for the six months ended June 30, 2001, from $68.5 million for the six months ended June 30, 2000, due primarily to a decrease in management fees of $2.4 million (due to Argosy’s acquisition of Lawrenceburg’s minority interests in the first quarter 2001), offset by increases in  general and administrative expenses at our properties.

             Other Operating Expenses—Other operating expenses increased by $1.0 million to $16.0 million for the six months ended June 30, 2001, as compared to $15.0 million for the six months ended June 30, 2000, due to increases attributable to the overall increase in revenues.

             Depreciation and Amortization—Depreciation and amortization increased $3.2 million from $18.0 million for the six months ended June 30, 2000, to $21.2 million for the six months ended June 30, 2001, due primarily to $2.9 million in incremental goodwill amortization related to the Lawrenceburg acquisition late in the first quarter 2001.

             Write Down of Assets – For the six months ended June 30, 2000, $6.8 million related to the Alton landing facility was written down.

             Interest Expense—Net interest expense increased $6.6 million to $25.2 million for the six months ended June 30, 2001, from $18.6 million for the six months ended June 30, 2000.  This increase is primarily attributable to additional borrowings under our amended and restated Credit Facility and the issuance of additional Senior Subordinated Notes related to our Lawrenceburg acquisition completed late in the first quarter 2001.

             Minority Interests – Our minority interest expense decreased by $16.1 million to $4.1 million for the six months ended June 30, 2001, as compared to $20.2 million for the six months ended June 30, 2000.  This decrease is attributable to our Lawrenceburg casino minority interest acquisitions during the first quarter 2001, and as the sole owner, we will no longer incur minority interest expense.

             Income Tax Expense – Income tax expense increased by $6.2 million to $19.6 million for the six months ended June 30, 2001, from $13.4 million for the six months ended June 30, 2000.  During the six months ended June 30, 2001 and 2000, we recorded income tax expense at effective rates of 41% and 39%, respectively.

             Extraordinary Loss – We recorded an extraordinary loss of $1.2 million for the six months ended June 30, 2000, related to the completion of the final phase of the early extinguishment of debt in conjunction with the 1999 refinancing.  This extraordinary loss is net of a $0.8 million tax benefit.

             Net Income – Net income was $28.3 million for the six months ended June 30, 2001, compared to $20.0 million for the six months ended June 30, 2000, due primarily to the factors discussed above.

Three months ended June 30, 2001 compared to three months ended June 30,  2000

                Casino—Casino revenues for the three months ended June 30, 2001, increased $1.8 million, or 1.1%, to $166.5 million from $164.7 million for the three months ended June 30, 2000.  The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 5.5% increase in casino revenues from $78.6 million to $83.0 million. In particular, Alton casino revenues increased from $28.2 million to $30.5 million, Riverside casino revenues increased from $23.5 million to $23.9 million, Sioux City casino revenues increased from $8.6 million to $9.1 million, and Baton Rouge casino revenues increased from $18.3 million to $19.5 million. Lawrenceburg casino revenues decreased $2.6 million, or 3.0%, to $83.5 million for the three months ended June 30, 2001, from $86.1 million for the three months ended June 30, 2000.  Each of our casinos reported increases in the average win per passenger for the three months ended June 30, 2001, versus the three months ended June 30, 2000.

                Casino expenses increased $3.2 million to $63.7 million for the three months ended June 30, 2001, from $60.5 million for the three months ended June 30, 2000.  This increase is due to increased gaming taxes totaling $1.1 million and increases in other casino expenses of $2.1 million to support the overall increased revenues as well as increased payroll related costs at all properties.

                Admissions—Admissions revenues (net of complimentary admissions) decreased to $0.8 million for the three months ended June 30, 2001, from $1.6 million for the three months ended June 30, 2000, due to an increase in complimentary admissions given to customers as part of Lawrenceburg’s marketing program.

                Food, Beverage and Other—Food, beverage and other revenues increased $1.9 million to $18.1 million for the three month period ended June 30, 2001, from $16.2 million for the three month period ended June 30, 2000.  Food, beverage and other net profit was $4.6 million for the three months ended June 30, 2001, and for the three months ended June 30, 2000.

                Selling, General and Administrative—Selling, general and administrative expenses decreased $2.2 million to $32.6 million for the three months ended June 30, 2001, from $34.8 million for the three months ended June 30, 2000, due primarily to a decrease in management fees of $1.6 million (due to Argosy’s acquisition of Lawrenceburg’s minority interest in the first quarter 2001) and a  net decrease of $0.6 million in promotions and general administrative costs.

                Other Operating Expenses—Other operating expenses increased by $0.6 million to $8.0 million for the three months ended June 30, 2001, as compared to $7.4 million for the three months ended June 30, 2000, due to increases attributable to the overall increase in revenues.

                Depreciation and Amortization—Depreciation and amortization increased $2.0 million from $9.2 million for the three months ended June 30, 2000, to $11.2 million for the three months ended June 30, 2001, due primarily to $1.9 million in incremental goodwill amortization related to the Lawrenceburg acquisition late in the first quarter 2001.

                Write Down of Assets – For the three months ended June 30, 2000, $6.8 million related to the Alton landing facility was written down.

                Interest Expense—Net interest expense increased $4.8 million to $13.8 million for the three months ended June 30, 2001, from $9.0 million for the three months ended June 30, 2000.  This increase is primarily attributable to additional borrowings under our amended and restated Credit Facility and the issuance of additional Senior Subordinated Notes related to our Lawrenceburg acquisition completed late in the first quarter 2001.

             Minority Interests – We had no minority interest expense for the three months ended June 30, 2001, as compared to $9.9 million for the three months ended June 30, 2000.  This decrease is attributable to our Lawrenceburg casino minority interest acquisitions during the first quarter 2001, and as the sole owner, we no longer incur minority interest expense.

                Income Tax Expense – Income tax expense increased by $4.6 million to $9.5 million for the three months ended June 30, 2001, from $4.9 million for the three months ended June 30, 2000.  During the three months ended June 30, 2001 and 2000, we recorded income tax expense at effective rates of 41% and 39%, respectively.

                Extraordinary Loss – We recorded an extraordinary loss of $1.2 million for the three months ended June 30, 2000, related to completion of the final phase of the early extinguishment of debt in conjunction with the 1999 refinancing.  This extraordinary loss is net of a $0.8 million tax benefit.

                Net Income – Net income was $13.7 million for the three months ended June 30, 2001, compared to $6.6 million for the three months ended June 30, 2000, due primarily to the factors discussed above.

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

Liquidity and Capital Resources

                In the six months ended June 30, 2001, we generated cash flows from operating activities of $50.7 million compared to $75.3 million for the same period in 2000.  This reduction is due primarily to benefitting from the utilization of net operating loss carry forwards which reduced cash tax payments by approximately $12.5 million during the six months ended June 30, 2000.

             In the six months ended June 30, 2001, we used cash flows for investing activities of $382.6 million compared to $25.0 million for the six months ended June 30, 2000.  The increase in the use of funds for the six months ended June 30, 2001, is due primarily to our acquisition of the minority interests in the Lawrenceburg casino requiring the use of $366.7 million in cash.  During the six months ended June 30, 2001, $6.0 million of cash flows was used for construction of the Baton Rouge Hotel.

             During the six months ended June 30, 2001, cash of $313.3 million was provided by financing activities compared to using $52.1 million of cash flows for financing activities for the same period in 2000.  In the first quarter 2001, $159.0 million was provided through the issuance of $150.0 million of additional 10¾% Senior Subordinated Notes, due 2009, at a price of 106% of par.  In addition, as of June 30, 2001, we had additional net borrowings of $179.8 million on our line of credit.  These funds were used to fund the purchase of the Lawrenceburg casino minority interest.  Cash flows in 2001 and 2000 were used for repayment of long-term debt, repayment of partner loans, and distributions related to the Lawrenceburg partnership.

                At June 30, 2001, we had approximately $40.7 million of cash and cash equivalents.  At June 30, 2001, we had outstanding $358.7 million of Senior Subordinated Notes, due June 2009, including $8.7 million of unamortized premium, and $227.2 million on a senior secured revolving credit facility, due June 2004.  The Senior Subordinated Notes bear interest at 10.75%, and the Senior Secured Credit Facility bears interest at LIBOR or prime plus a margin. As of June 30, 2001, availability under the credit facility was approximately $170.9 million.  The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company’s common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the Credit Facility requires the Company to maintain certain financial ratios as follows:  (1) Total Leverage Ratio of a maximum of 4.0 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.75 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of June 30, 2001, the Company is in compliance with these ratios.

             We have made a significant investment in property and equipment and plan to make significant additional investments at certain of our existing properties.  In the second half of 2001, we expect maintenance capital expenditures primarily related to the purchase of new gaming product and facility enhancements to be approximately $13.3 million, and expenditures related to other project capital expenditures to be approximately $6.1 million.

             On July 31, 2001, we completed our acquisition of the Empress Casino Joliet for approximately $465 million.  This acquisition was funded through the issuance of $200 million of 9.0% Senior Subordinated Notes due 2011 and a $275 million Term Loan under our amended and restated Credit Facility dated July 31, 2001.  We believe that cash on hand, operating cash flows, and funds available under our Credit Facility will be sufficient to fund our current operating, capital expenditure and debt service obligations for the next 12 months.

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

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements.  Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) competitive and general economic conditions in the markets in which the Company operates, (ii) increased competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other risks detailed from time to time in the Company's Securities and Exchange Commission filings.  The Company does not intend to update these forward-looking statements.

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

Item 2.  Changes in Securities

             Effective July 26, 2001, 100% of the previously issued (February 1, 2001) private placement Senior Subordinated Notes (“Restricted Notes”) were exchanged by the note holders for registered notes with substantially identical terms.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

             The Company’s Annual Meeting of Stockholders was held on April 17, 2001.  At the meeting, the stockholders voted on the election of three directors.  Voting on this matter was as follows:

	Votes For	Withheld/ Abstain

John B. Pratt, Sr.	26,198,763	505,328
F. Lance Callis	26,200,483	503,608
Edward F. Brennan	26,200,333	503,758

Item 5.  Other Information-None

Item 6.  Exhibits and reports on Form 8-K

(a)         Exhibits - None

(b)        Reports on Form 8-K

1.	Report on Form 8-K, dated June 21, 2001, filed with the Securities and Exchange Commission, containing the following related to the Company’s agreement (dated April 12, 2001) to acquire all of the outstanding stock of Empress Casino Joliet Corporation. The Company anticipates closing this acquisition, subject to all required approvals, in the third quarter 2001.

	a.	Financial statements of business acquired.
	b.	Pro forma financial information.

2.	Report on Form 8-K, dated July 24, 2001, filed with the Securities and Exchange Commission, containing a Press Release dated July 24, 2001, announcing the Company’s second quarter operating results for the period ended June 30, 2001.

3.	Report on Form 8-K, dated July 31, 2001, filed with the Securities and Exchange Commission, containing the following related to the Company’s consummation of the acquisition of the Empress Casino Joliet Corporation on July 31, 2001.

	a.	Financial statements of business acquired.

	b.	Pro forma financial information.

ARGOSY GAMING COMPANY
SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2001	/s/ Dale R. Black

Dale R. Black
Senior Vice President-Chief Financial Officer