Form 10-Q
period 2001-09-30
ARGOSY GAMING CO
filed 2001-11-14
CIK 895385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  28,798,270 shares of Common Stock, $.01 par value per share, as of November 12, 2001.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash and cash equivalents	$57,791	$59,374
Accounts receivable, net	4,131	2,444
Deferred income taxes	4,849	4,849
Other current assets	7,058	5,527
Total current assets	73,829	72,194

Net property and equipment	444,540	397,989

Other assets:
Goodwill, net	731,428	29,482
Intangible and other assets, net	33,918	29,804
Deferred finance costs, net	26,391	7,767
Total other assets	791,737	67,053
Total assets	$1,310,106	$537,236

Current liabilities:
Accounts payable	$14,000	$15,304
Accrued payroll and related expenses	20,734	11,677
Accrued interest payable	16,750	2,659
Other accrued liabilities	68,341	52,275
Current maturities of long-term debt	4,214	23,775
Total current liabilities	124,039	105,690

Long-term debt	1,017,321	252,561
Deferred income taxes	17,471	10,762
Other long-term obligations	560	236
Minority interests in equity of consolidated subsidiaries	-	64,035

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,773,270 and 28,394,423 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	288	284
Capital in excess of par	82,031	80,693
Retained earnings	68,396	22,975
Total stockholders' equity	150,715	103,952
Total liabilities and stockholders' equity	$1,310,106	$537,236

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	September 30,	September 30,
	2001	2000
	(unaudited)	(unaudited)
Revenues:
Casino	$554,389	$502,428
Admissions	13,945	14,772
Food, beverage and other	57,586	50,348
	625,920	567,548
Less promotional allowances	(74,528)	(72,053)
Net revenues	551,392	495,495

Costs and expenses:
Casino	216,120	184,568
Selling, general and administrative	105,207	105,344
Food, beverage and other	43,166	35,151
Other operating expenses	26,216	22,615
Depreciation and amortization	33,923	26,923
Write down of assets	-	6,800
	424,632	381,401
Income from operations	126,760	114,094

Other income (expense):
Interest income	706	1,160
Interest expense	(46,342)	(27,417)
	(45,636)	(26,257)

Income before income taxes, minority interests and extraordinary item	81,124	87,837
Minority interests	(4,086)	(30,994)
Income tax expense	(31,617)	(22,538)
Income before extraordinary item	45,421	34,305
Extraordinary loss on extinguishment of debt	-	(1,154)
Net income	$45,421	$33,151

Basic income per share before extraordinary loss	$1.59	$1.22
Extraordinary loss	-	(0.04)
Basic income per share	$1.59	$1.18

Diluted income per share before extraordinary loss	$1.55	$1.18
Extraordinary loss	-	(0.04)
Diluted income per share	$1.55	$1.14

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	September 30,	September 30,
	2001	2000
	(unaudited)	(unaudited)
Revenues:
Casino	$216,127	$172,152
Admissions	4,834	5,068
Food, beverage and other	22,356	17,614
	243,317	194,834
Less promotional allowances	(28,625)	(25,517)
Net revenues	214,692	169,317

Costs and expenses:
Casino	87,886	62,844
Selling, general and administrative	37,245	36,814
Food, beverage and other	17,103	12,421
Other operating expenses	10,196	7,659
Depreciation and amortization	12,694	8,874
	165,124	128,612
Income from operations	49,568	40,705

Other income (expense):
Interest income	81	229
Interest expense	(20,515)	(7,905)
	(20,434)	(7,676)

Income before income taxes and minority interests	29,134	33,029
Minority interests	-	(10,756)
Income tax expense	(11,977)	(9,138)

Net income	$17,157	$13,135

Basic income per share	$0.60	$0.46

Diluted income per share	$0.58	$0.45

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	September 30,	September 30,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$45,421	$33,151
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	-	1,154
Depreciation	27,011	24,623
Amortization	8,617	2,826
Compensation expense recognized on issuance of stock	-	39
Write down of assets	-	6,800
Minority interests	4,086	30,994
Deferred income taxes	5,336	13,519
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable and other current assets	(663)	9,663
Accounts payable and other current liabilities	20,156	11,872
Net cash provided by operating activities	109,964	134,641

Cash flows from investing activities:
Purchases of property and equipment	(20,455)	(22,465)
Purchases of Minority Interests in Partnership	(366,700)	(9,058)
Purchase of Empress Casino Joliet, net of cash acquired	(453,880)	-
Other	89	(713)
Net cash used in investing activities	(840,946)	(32,236)

Cash flows from financing activities:
Proceeds (repayment) of line of credit, net	135,400	(62,800)
Proceeds from issuance of long-term debt	634,000	-
Payments on long-term debt	(14,642)	(3,844)
Repurchase of First Mortgage Notes	-	(23,716)
Decrease in restricted cash held in escrow	-	25,244
Payments of deferred finance costs	(20,807)	-
Repayment of partner loans	(266)	(16,535)
Partnership equity distributions	(5,199)	(12,816)
Repayment of partner capital contribution	-	(3,964)
Payment of preferred equity return and dividends to partner	(456)	(1,548)
Proceeds from stock option exercises	1,342	281
Other	27	(212)
Net cash provided by (used in) financing activities	729,399	(99,910)
Net (decrease) increase in cash and cash equivalents	(1,583)	2,495
Cash and cash equivalents, beginning of period	59,374	47,090
Cash and cash equivalents, end of period	$57,791	$49,585

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Retained Earnings	Total Stockholders' Equity

Balance, December 31, 2000	28,394,423	$284	$80,693	$22,975	$103,952
Stock options exercised	378,847	4	1,338		1,342
Net income for the nine months ended September 30, 2001				45,421	45,421
Balance, September 30, 2001	28,773,270	$288	$82,031	$68,396	$150,715

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

1.         Basis of Presentation

            Argosy Gaming Company (collectively with its subsidiaries, "Argosy" or "Company") is engaged in the business of providing casino style gaming and related entertainment to the public, through its riverboat casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa.

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

            The Financial Accounting Standards Board recently issued FASB Statement 142, Accounting for Goodwill and Intangible Assets.  Upon adoption of the statement, amortization of the remaining book value of goodwill will cease as of January 1, 2002 and will be tested for impairment at least annually.  The provisions of the statement are effective for fiscal years beginning after December 15, 2001.  Goodwill and intangible assets acquired in transactions completed after June 30, 2001, will follow the new requirements immediately.  Based on the Company’s preliminary review, application of the non-amortization provisions of the statement would have increased diluted income per share by $0.04 and $0.11 for the three months and nine months ended September 30, 2001, respectively.  The diluted income per share effect for the three months and nine months ended September 30, 2000, would have been less than $0.01 and $0.01, respectively.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

2.  Long-Term Debt

            Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000
Senior Subordinated notes, due September 2011, interest payable semi-annually at 9.0%	$200,000	$-
Senior Subordinated Notes, including unamortized premium of $8,522 at September 30, 2001, due June 2009, interest payable semi-annually at 10.75%	358,522	200,000
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin	182,800	47,400
Term Loan, matures July 31, 2008, principal and interest payments due quarterly with interest at LIBOR and/or Base Rate	275,000	-
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	5,213	5,831
Notes payable, principal and interest payments due monthly, interest payable at prime + 1%, secured by gaming vessel and certain equipment	-	14,024
Loans from partner, principal due in annual installments, interest payable at prime + 6%	-	9,081
	1,021,535	276,336
Less: current maturities	4,214	23,775
Long-term debt, less current maturities	$1,017,321	$252,561

            On July 26, 2001, the Company issued $200,000 of 9.0% Senior Subordinated Notes due 2011.  On February 1, 2001, the Company issued $150,000 of additional 10¾% Senior Subordinated Notes due 2009.  Prior to this issuance, the Company had $200,000 of outstanding 10¾% Subordinated Notes (all “Subordinated Notes”).  On July 31, 2001, the Company entered into an amended and restated Senior Secured Line of Credit Agreement, maintaining the Company’s available line of credit at $400,000 and adding a Term Loan Commitment of $275,000 (“Credit Facility”).  The Credit Facility is secured by liens on substantially all of the Company’s assets and the Company’s subsidiaries are co-borrowers.  Substantially all of the Company’s wholly-owned operating subsidiaries guarantee the Subordinated Notes.  The Subordinated Notes rank junior to all of the senior indebtedness of the Company, including borrowings under the Credit Facility.

            The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company’s common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the Credit Facility requires the Company to maintain certain financial ratios.

3.  Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share -
Net Income before extraordinary item	$45,421	$34,305	$17,157	$13,135
Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding	28,595,457	28,306,336	28,762,020	28,379,063
Effect of dilutive securities (computed using the treasury stock method):
Restricted stock	-	46,110	-	-
Employee and directors stock options	615,971	689,700	495,655	605,664
Warrants	76,925	65,807	78,018	61,140
Dilutive potential common shares	692,896	801,617	573,673	666,804

Denominator for diluted earnings per share - adjusted
Weighted-average shares and assumed conversions	29,288,353	29,107,953	29,335,693	29,045,867
Basic income per share before extraordinary loss	$1.59	$1.22	$0.60	$0.46
Extraordiary loss	-	(0.04)	-	-
Basic income per share	$1.59	$1.18	$0.60	$0.46
Diluted earnings per share before extraordinary loss	$1.55	$1.18	$0.58	$0.45
Extraordinary loss	-	(0.04)	-	-
Diluted earnings per share	$1.55	$1.14	$0.58	$0.45

4.     Acquisitions

In 2001, the Company purchased the 42.5% limited partnership interests in the Argosy Casino and Hotel in Lawrenceburg, Indiana ( the “Lawrenceburg Casino”) for an aggregate price of $365 million including all preferred equity interest and outstanding partner loans.  As a result of these acquisitions, the Company now owns 100% of the Lawrenceburg casino.

The purchase prices for the minority interests were determined based upon estimates of future cash flows and evaluations of the net worth of the assets acquired.  The purchases are being accounted for under the purchase method.  The allocation of the purchase price resulted in approximately $296 million in goodwill, which is being amortized over a 40-year life.  In accordance with FASB Statement 142, amortization of the remaining book value of goodwill will cease as of January 1, 2002, and will be tested for impairment at least annually.  The purchases were funded with approximately $155 million of net proceeds from the issuance of Subordinated Notes and borrowings of approximately $210 million under Credit Facility.

On July 31, 2001, the Company diversified its operations and cash flows by completing the acquisition of 100% of the Empress Casino Joliet Corporation (with casino operations located in Joliet, Illinois) for approximately $469 million.  The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired.  This acquisition was funded through the issuance of Senior Subordinated Notes due 2011 and borrowings under the Credit Facility.  The results of operations for the Empress Casino Joliet for the two months ending September 30, 2001, since the acquisition, are included in the Company’s condensed consolidated statements of income.

The Empress Casino Joliet acquisition is being accounted for using the purchase method under FASB Statement 141.  The preliminary allocation of the purchase price, using appraised values, resulted in approximately $410,842 in goodwill and $5,400 in intangibles.  Finalization of the allocation requires completion of appraisals and a change in working capital adjustment to the purchase price.  In accordance with FASB Statement 142, the goodwill will not be amortized but instead subject to annual impairment tests.

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the acquisitions had occurred on the first day of the respective year.

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$714,737	$675,745	$240,893	$229,090

Income from operations	$169,502	$161,096	$55,592	$56,109

Net income	$55,455	$45,016	$17,722	$17,274

Diluted net income per share	$1.89	$1.55	$0.60	$0.59

These unaudited pro forma results are presented for comparative purposes only.  The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the respective year, or of future results.

5.     Commitments and Contingent Liabilities

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

        Condensed balance sheets as of September 30, 2001, and December 31, 2000, are as follows:

	September 30, 2001
	Parent Company	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$7,781	$50,010	$-	$57,791
Other current assets	6,274	9,764	-	16,038
Total current assets	14,055	59,774	-	73,829

Net property and equipment	4,320	440,220	-	444,540

Other assets:
Goodwill, net	-	731,428	-	731,428
Intangible and other assets, net	219	33,699	-	33,918
Deferred finance costs, net	26,391	-	-	26,391
Investment in subsidiaries	1,153,387	-	(1,153,387)	-
Total other assets	1,179,997	765,127	(1,153,387)	791,737
Total assets	$1,198,372	$1,265,121	$(1,153,387)	$1,310,106
Current liabilities:
Accounts payable	$2,160	$11,840	$-	$14,000
Other current liabilities	24,125	81,700	-	105,825
Current maturities of long-term debt	3,544	670	-	4,214
Total current liabilities	29,829	94,210	-	124,039

Long-term debt	1,012,778	4,543	-	1,017,321
Deferred income taxes	5,050	12,421	-	17,471
Intercompany advances and investments, net	-	705,735	(705,735)	-
Other long-term obligations	-	560	-	560

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,773,270 shares issued and outstanding at September 30, 2001	288	1	(1)	288
Capital in excess of par	82,031	5,256	(5,256)	82,031
Retained earnings	68,396	442,395	(442,395)	68,396
Total stockholders' equity	150,715	447,652	(447,652)	150,715
Total liabilities and stockholders' equity	$1,198,372	$1,265,121	$(1,153,387)	$1,310,106

	December 31, 2000
	Parent Company	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,476	$55,898	$-	$59,374
Other current assets	4,842	7,978	-	12,820
Total current assets	8,318	63,876	-	72,194

Net property and equipment	2,181	395,808	-	397,989

Other assets:
Goodwill, net	-	29,482	-	29,482
Intangible and other assets, net	271	29,533	-	29,804
Deferred finance costs, net	7,657	110	-	7,767
Investment in subsidiaries	343,751	-	(343,751)	-
Total other assets	351,679	59,125	(343,751)	67,053
Total assets	$362,178	$518,809	$(343,751)	$537,236

Current liabilities:
Accounts payable	$1,960	$13,344	$-	$15,304
Other current liabilities	7,283	59,328	-	66,611
Current maturities of long-term debt	-	23,775	-	23,775
Total current liabilities	9,243	96,447	-	105,690

Long-term debt	247,400	5,161	-	252,561
Intercompany advances and investments, net	-	102,241	(102,241)	-
Deferred income taxes	1,583	9,179	-	10,762
Other long-term obligations	-	236	-	236
Minority interests in equity of consolidated subsidiaries	-	-	64,035	64,035

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,394,423 shares issued and outstanding at December 31, 2000	284	1	(1)	284
Capital in excess of par	80,693	5,256	(5,256)	80,693
Retained earnings	22,975	300,288	(300,288)	22,975
Total stockholders' equity	103,952	305,545	(305,545)	103,952
Total liabilities and stockholders' equity	$362,178	$518,809	$(343,751)	$537,236

        Condensed statements of income for the nine and three months ended September 30, 2001 and 2000, are as follows

	Nine months ended September 30, 2001
	Parent Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$554,389	$-	$554,389
Admissions	-	13,945	-	13,945
Food, beverage and other	3,474	57,586	(3,474)	57,586
	3,474	625,920	(3,474)	625,920
Less promotional allowances	(6)	(74,522)	-	(74,528)
Net revenues	3,468	551,398	(3,474)	551,392

Costs and expenses:
Casino	-	216,120	-	216,120
Selling, general and administrative	14,961	93,720	(3,474)	105,207
Food, beverage and other	-	43,166		43,166
Other operating expenses	169	26,047		26,216
Depreciation and amortization	306	33,617		33,923
	15,436	412,670	(3,474)	424,632
Income (loss) from operations	(11,968)	138,728	-	126,760

Other income (expense):
Interest income	3,514	1,001	(3,809)	706
Interest expense	(17,546)	(32,605)	3,809	(46,342)
	(14,032)	(31,604)	-	(45,636)

Income (loss) before income taxes, minority interests and equity in net income of consolidated subsidiaries	(26,000)	107,124	-	81,124
Equity in net income of consolidated subsidiaries	63,801	-	(63,801)	-
Minority interests	-	(4,086)	-	(4,086)
Income tax (expense) benefit	7,620	(39,237)	-	(31,617)

Net income	$45,421	$63,801	$(63,801)	$45,421

	Nine months ended September 30, 2000
	Parent Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$502,428	$-	$502,428
Admissions	-	14,772	-	14,772
Food, beverage and other	3,131	50,148	(2,931)	50,348
	3,131	567,348	(2,931)	567,548
Less promotional allowances	(8)	(72,045)	-	(72,053)
Net revenues	3,123	495,303	(2,931)	495,495

Costs and expenses:
Casino	-	184,568	-	184,568
Selling, general and administrative	12,046	96,229	(2,931)	105,344
Food, beverage and other	-	35,151	-	35,151
Other operating expenses	212	22,403	-	22,615
Depreciation and amortization	281	26,642	-	26,923
Write down of assets	6,800	-	-	6,800
	19,339	364,993	(2,931)	381,401
Income (loss) from operations	(16,216)	130,310	-	114,094

Other income (expense):
Interest income	4,473	3,998	(7,311)	1,160
Interest expense	(23,097)	(11,631)	7,311	(27,417)
	(18,624)	(7,633)	-	(26,257)
Income (loss) before income taxes, minority interests, extraordinary item and equity in net income of consolidated subsidiaries	(34,840)	122,677	-	87,837
Equity in net income of consolidated subsidiaries	56,866	-	(56,866)	-
Minority interests	-	(30,994)	-	(30,994)
Income tax (expense) benefit	12,279	(34,817)	-	(22,538)
Income (loss) before extraordinary item	34,305	56,866	(56,866)	34,305
Extraordinary item	(1,154)	-	-	(1,154)

Net income (loss)	$33,151	$56,866	$(56,866)	$33,151

	Three months ended September 30, 2001
	Parent Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$216,127	$-	$216,127
Admissions	-	4,834	-	4,834
Food, beverage and other	1,446	22,356	(1,446)	22,356
	1,446	243,317	(1,446)	243,317
Less promotional allowances	(1)	(28,624)	-	(28,625)
Net revenues	1,445	214,693	(1,446)	214,692

Costs and expenses:
Casino	-	87,886	-	87,886
Selling, general and administrative	5,741	32,950	(1,446)	37,245
Food, beverage and other	-	17,103		17,103
Other operating expenses	49	10,147		10,196
Depreciation and amortization	130	12,564		12,694
	5,920	160,650	(1,446)	165,124
Income (loss) from operations	(4,475)	54,043	-	49,568

Other income (expense):
Interest income	959	47	(925)	81
Interest expense	(5,028)	(16,412)	925	(20,515)
	(4,069)	(16,365)	-	(20,434)

Income (loss) before income taxes and equity in net income of consolidated subsidiaries	(8,544)	37,678	-	29,134
Equity in net income of consolidated subsidiaries	22,189	-	(22,189)	-
Income tax (expense) benefit	3,512	(15,489)	-	(11,977)

Net income	$17,157	$22,189	$(22,189)	$17,157

	Three months ended September 30, 2000
	Parent Company	Guarantors	Eliminations	Consolidated

Revenues:
Casino	$-	$172,152	$-	$172,152
Admissions	-	5,068	-	5,068
Food, beverage and other	1,060	17,614	(1,060)	17,614
	1,060	194,834	(1,060)	194,834
Less promotional allowances	(2)	(25,515)	-	(25,517)
Net revenues	1,058	169,319	(1,060)	169,317

Costs and expenses:
Casino	-	62,844	-	62,844
Selling, general and administrative	4,971	32,903	(1,060)	36,814
Food, beverage and other	-	12,421	-	12,421
Other operating expenses	58	7,601	-	7,659
Depreciation and amortization	95	8,779	-	8,874
	5,124	124,548	(1,060)	128,612
Income (loss) from operations	(4,066)	44,771	-	40,705

Other income (expense):
Interest income	1,210	1,040	(2,021)	229
Interest expense	(6,700)	(3,226)	2,021	(7,905)
	(5,490)	(2,186)	-	(7,676)

Income (loss) before income taxes, minority interests, and equity in net income of consolidated subsidiaries	(9,556)	42,585	-	33,029
Equity in net income of consolidated subsidiaries	19,859	-	(19,859)	-
Minority interests	-	(10,756)	-	(10,756)
Income tax (expense) benefit	2,832	(11,970)	-	(9,138)

Net income (loss)	$13,135	$19,859	$(19,859)	$13,135

Condensed statements of cash flows  for the nine months ended September 30, 2001 and 2000, are as follows:

	Nine months ended September 30, 2001
	Parent Company	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$1,279	$108,685	$-	$109,964

Cash flows from investing activities:
Purchases of property and equipment	(2,448)	(18,007)	-	(20,455)
Purchase of minority interests in Partnership	1,373	(303,011)	(65,062)	(366,700)
Purchase of Empress Casino Joliet, net of cash acquired	-	(453,880)	-	(453,880)
Investments in and advances from (to) subsidiaries	(745,834)	680,772	65,062	-
Other	-	89	-	89
Net cash used in investing activities	(746,909)	(94,037)	-	(840,946)

Cash flows from financing activities:
Proceeds from line of credit, net	135,400	-	-	135,400
Proceeds from issuance of long-term debt	634,000	-	-	634,000
Payments on long-term debt	-	(14,642)	-	(14,642)
Payments of deferred finance costs	(20,807)	-	-	(20,807)
Repayment of partner loans	-	(266)	-	(266)
Partnership equity distributions	-	(5,199)	-	(5,199)
Payment of preferred equity return and dividends to partner	-	(456)	-	(456)
Proceeds from stock option exercises	1,342	-	-	1,342
Other	-	27	-	27

Net cash provided by (used in) financing activities	749,935	(20,536)	-	729,399

Net (decrease) increase in cash and cash equivalents	4,305	(5,888)	-	(1,583)
Cash and cash equivalents, beginning of period	3,476	55,898	-	59,374
Cash and cash equivalents, end of period	$7,781	$50,010	$-	$57,791

	Nine months ended September 30, 2000
	Parent Company	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$3,549	$131,092	$-	$134,641

Cash flows from investing activities:
Purchases of property and equipment	(1,197)	(21,268)	-	(22,465)
Purchases of minority interests in partnership	-	(9,058)	-	(9,058)
Investments in and advances (to) from subsidiaries	60,625	(60,625)	-	-
Other	-	(713)	-	(713)
Net cash (used in) provided by investing activities	59,428	(91,664)	-	(32,236)

Cash flows from financing activities:
Repayment of line of credit, net	(62,800)	-	-	(62,800)
Payments on long-term debt	-	(3,844)	-	(3,844)
Repurchase of First Mortgage Notes	(23,716)	-	-	(23,716)
Decrease in restricted cash held in escrow	25,244	-	-	25,244
Repayment of partner loans	-	(16,535)	-	(16,535)
Partnership equity distributions	-	(12,816)	-	(12,816)
Repayment of partner capital contribution	-	(3,964)	-	(3,964)
Payment of preferred equity return and dividends to partners	-	(1,548)	-	(1,548)
Proceeds from stock option exercises	281	-	-	281
Other	-	(212)	-	(212)
Net cash used in financing activities	(60,991)	(38,919)	-	(99,910)
Net increase in cash and cash equivalents	1,986	509	-	2,495
Cash and cash equivalents, beginning of period	531	46,559	-	47,090
Cash and cash equivalents, end of period	$2,517	$47,068	$-	$49,585

ARGOSY GAMING COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

        Except where otherwise noted, the words, “we,” “us,” “our” and similar terms, as well as references to “Argosy” or the “Company” refer to Argosy Gaming Company and all of its subsidiaries.

Overview

                Through our subsidiaries, we own and operate the Alton Belle Casino, in Alton, Illinois; the Empress Casino in Joliet, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.  In the first quarter of 2001, the Company became the sole owner of the Argosy Casino in Lawrenceburg, Indiana, through the purchase of the 42.5% minority interests in the property.  Prior to this acquisition, we were the majority owner of the Lawrenceburg casino and, as such, our historical consolidated financial statements included the assets, liabilities and results of operations for the Lawrenceburg casino on a consolidated basis.  On February 5, 2001, we opened our 300-room hotel at our Baton Rouge location.

                On July 31, 2001, we completed our acquisition of the Empress Casino in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago and approximately two miles from the intersection of Interstate 55 and Interstate 80.  The acquisition was funded through the issuance of $200 million of 9.0% Senior Subordinated Notes due 2011 and a $275 million Term Loan through our amended and restated Credit Facility dated July 31, 2001.  The results of operations for the Empress Casino Joliet for the two months ending September 30, 2001, since the acquisition, are included in the Company’s condensed consolidated statements of income.

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$92,491	$85,761	$30,915	$29,385
Argosy Casino - Riverside	73,747	72,983	24,478	24,632
Argosy Casino - Baton Rouge	58,526	54,189	19,973	18,212
Belle of Sioux City Casino	27,509	26,450	9,541	8,829
Argosy Casino - Lawrenceburg	258,496	263,045	87,600	91,094
Empress Casino Joliet (7)	43,620	-	43,620	-
Total	$554,389	$502,428	$216,127	$172,152
Net Revenues (1)
Alton Belle Casino	$88,948	$82,176	$29,709	$28,066
Argosy Casino - Riverside	70,620	69,627	23,406	23,422
Argosy Casino - Baton Rouge	58,485	51,138	20,112	17,037
Belle of Sioux City Casino	26,803	25,614	9,299	8,592
Argosy Casino - Lawrenceburg	263,883	266,463	89,728	92,058
Empress Casino Joliet (7)	42,338	-	42,338	-
Other	315	477	100	142
Total (1)	$551,392	$495,495	$214,692	$169,317
Income (loss) from Operations(2)
Alton Belle Casino	$27,386	$24,905	$8,928	$8,549
Argosy Casino - Riverside	15,181	13,086	4,662	4,637
Argosy Casino - Baton Rouge	7,418	8,940	2,859	2,570
Belle of Sioux City Casino	5,947	4,961	2,225	1,871
Argosy Casino - Lawrenceburg	84,507	86,021	28,925	29,757
Empress Casino Joliet (7)	11,163	-	11,163	-
Jazz Enterprises, Inc. (5)	(3,526)	(3,821)	(1,026)	(1,236)
Corporate	(18,306)	(12,346)	(5,879)	(5,126)
Other	(1,088)	(852)	(367)	(317)
Total (6)	$128,682	$120,894	$51,490	$40,705

EBITDA(2)(3)
Alton Belle Casino	$31,788	$29,436	$10,437	$10,025
Argosy Casino - Riverside	18,340	17,230	5,716	6,042
Argosy Casino - Baton Rouge	11,914	12,287	4,397	3,654
Belle of Sioux City Casino	7,110	6,133	2,609	2,275
Argosy Casino - Lawrenceburg	96,452	101,773	32,599	34,944
Lawrenceburg financial advisory fee (4)	(927)	(5,089)	-	(1,747)
Empress Casino Joliet (7)	12,746	-	12,746	-
Jazz Enterprises, Inc. (5)	(1,559)	(1,795)	(435)	(560)
Corporate	(13,216)	(12,065)	(3,871)	(5,031)
Other	(43)	(93)	(14)	(23)
Total (6)	$162,605	$147,817	$64,184	$49,579

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

(6)       The three and nine months ended September 30, 2001, exclude a $1.9 million pretax charge related to the abandoned Kenosha casino development.  The nine months ended September 30, 2000, exclude a $6.8 million pretax charge related to the write-off of assets.

(7)       Amounts reflect two months of operations since Argosy’s purchase of the Empress Casino Joliet on July 31, 2001.  Preliminary purchase accounting has been completed with certain amounts classified as intangibles and goodwill.  In accordance with FASB Statement 142, Accounting for Goodwill and Intangible Assets, no amortization expense has been recorded on the goodwill portion of the purchase price.  Income from operations could be affected if future reclassifications are required upon finalization of the purchase accounting.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

                Casino—Casino revenues for the nine months ended September 30, 2001, increased $52.0 million, or 10.3%, to $554.4 million from $502.4 million for the nine months ended September 30, 2000.  Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 5.4% increase in casino revenues from $239.4 million to $252.3 million. In particular, Alton casino revenues increased from $85.8 million to $92.5 million, Riverside casino revenues increased from $73.0 million to $73.8 million, Sioux City casino revenues increased from $26.4 million to $27.5 million, and Baton Rouge casino revenues increased from $54.2 million to $58.5 million. Lawrenceburg casino revenues decreased $4.5 million, or 1.7%, to $258.5 million for the nine months ended September 30, 2001, from $263.0 million for the nine months ended September 30, 2000.  Our Empress Casino Joliet, acquired July 31, 2001, recorded $43.6 million in casino revenue for the two months since acquisition through September 30, 2001.  Each of our casinos reported increases in the average win per passenger for the nine months ended September 30, 2001, versus the nine months ended September 30, 2000.

                Casino expenses increased $31.5 million to $216.1 million for the nine months ended September 30, 2001, from $184.6 million for the nine months ended September 30, 2000.  Joliet had $21.5 million in casino expenses for their two months of operations since our acquisition.  The remaining increase is due to increased gaming taxes totaling $3.7 million and increases in other casino expenses of $6.3 million to support the overall increased revenues as well as increased payroll related costs at all properties.

                Admissions—Admissions revenues (net of complimentary admissions) decreased to $2.6 million for the nine months ended September 30, 2001, from $5.0 million for the nine months ended September 30, 2000, due to an increase in complimentary admissions given to customers as part of Lawrenceburg’s marketing program.

                Food, Beverage and Other—Food, beverage and other revenues increased $7.3 million to $57.6 million for the nine month period ended September 30, 2001, from $50.3 million for the nine month period ended September 30, 2000.  Joliet contributed $4.0 million of this increase.  Food, beverage and other net profit decreased $0.8 million to $14.4 million for the nine months ended September 30, 2001, from $15.2 million for the nine months ended September 30, 2000.

                 Selling, General and Administrative—Selling, general and administrative expenses decreased $0.1 million to $105.2 million for the nine months ended September 30, 2001, from $105.3 million for the nine months ended September 30, 2000, due primarily to decreases in management fees of $4.2 million (due to Argosy’s acquisition of Lawrenceburg’s minority interests in the first quarter 2001) and in promotions expense of $3.5 million at Lawrenceburg, offset by $3.1 million in expenses for Joliet, the $1.9 million of expense to abandon the Kenosha casino development and other increases, primarily payroll, at our properties.

                Other Operating Expenses—Other operating expenses increased by $3.6 million to $26.2 million for the nine months ended September 30, 2001, as compared to $22.6 million for the nine months ended September 30, 2000.  Joliet accounted for $1.8 million of the increase with the remaining portion of the increase relating to the overall increase in revenues.

                Depreciation and Amortization—Depreciation and amortization increased $7.0 million from $26.9 million for the nine months ended September 30, 2000, to $33.9 million for the nine months ended September 30, 2001, due primarily to $4.8 million in incremental goodwill amortization related to the Lawrenceburg acquisition in the first quarter 2001 and the acquisition of Joliet, which added $1.6 million of depreciation and intangible asset amortization for the two months of operations since the acquisition.

                Write Down of Assets – For the nine months ended September 30, 2000, $6.8 million related to the Alton landing facility was written down.

                Interest Expense—Net interest expense increased $19.3 million to $45.6 million for the nine months ended September 30, 2001, from $26.3 million for the nine months ended September 30, 2000.  This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

                Minority Interests – Our minority interest expense decreased by $26.9 million to $4.1 million for the nine months ended September 30, 2001, as compared to $31.0 million for the nine months ended September 30, 2000.  This decrease is attributable to our Lawrenceburg casino minority interest acquisitions during the first quarter 2001, and as the sole owner, we will no longer incur minority interest expense.

                Income Tax Expense – Income tax expense increased by $9.1 million to $31.6 million for the nine months ended September 30, 2001, from $22.5 million for the nine months ended September 30, 2000, due to greater pre-tax earnings.

                Extraordinary Loss – We recorded an extraordinary loss of $1.2 million for the nine months ended September 30, 2000, related to the completion of the final phase of the early extinguishment of debt in conjunction with the 1999 refinancing.  This extraordinary loss is net of a $0.8 million tax benefit.

                Net Income – Net income was $45.4 million for the nine months ended September 30, 2001, compared to $33.2 million for the nine months ended September 30, 2000, due primarily to the factors discussed above.

Three months ended September 30, 2001 compared to three months ended September 30,  2000

                Casino—Casino revenues for the three months ended September 30, 2001, increased $43.9 million, or 25.5%, to $216.1 million from $172.2 million for the three months ended September 30, 2000.  Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 4.7% increase in casino revenues from $81.1 million to $84.9 million. In particular, Alton casino revenues increased from $29.4 million to $30.9 million, Riverside casino revenues decreased from $24.6 million to $24.5 million, Sioux City casino revenues increased from $8.8 million to $9.5 million, and Baton Rouge casino revenues increased from $18.2 million to $20.0 million. Lawrenceburg casino revenues decreased $3.5 million, or 3.8%, to $87.6 million for the three months ended September 30, 2001, from $91.1 million for the three months ended September 30, 2000.  Joliet reported casino revenues of $43.6 million for the two months of operations since our acquisition on July 31, 2001.  Each of our casinos reported increases in the average win per passenger for the three months ended September 30, 2001, versus the three months ended September 30, 2000.

                Casino expenses increased $25.1 million to $87.9 million for the three months ended September 30, 2001, from $62.8 million for the three months ended September 30, 2000.  Joliet had $21.5 million in casino expenses for their two months of operation.  The remaining increase is due to increased gaming taxes totaling $0.9 million and increases in other casino expenses of $2.7 million to support the overall increased revenues as well as increased payroll related costs at all properties.

                Admissions—Admissions revenues (net of complimentary admissions) decreased to $0.8 million for the three months ended September 30, 2001, from $1.7 million for the three months ended September 30, 2000, due to an increase in complimentary admissions given to customers as part of Lawrenceburg’s marketing program.

                Food, Beverage and Other—Food, beverage and other revenues increased $4.7 million to $22.4 million for the three month period ended September 30, 2001, from $17.7 million for the three month period ended September 30, 2000.  Joliet contributed $4.0 million of this increase.  Food, beverage and other net profit was $5.3 million for the three months ended September 30, 2001, and $5.2 million for the three months ended September 30, 2000.

                Selling, General and Administrative—Selling, general and administrative expenses increased $0.4 million to $37.2 million for the three months ended September 30, 2001, from $36.8 million for the three months ended September 30, 2000, due primarily to a decrease in management fees of $1.7 million (due to Argosy’s acquisition of Lawrenceburg’s minority interest in the first quarter 2001) offset by increases in general and administrative costs and the $1.9 million write-off of expenses related to the abandonment of the Kenosha casino development.

                Other Operating Expenses—Other operating expenses increased by $2.5 million to $10.2 million for the three months ended September 30, 2001, as compared to $7.7 million for the three months ended September 30, 2000.  Joliet’s operations accounted for $1.8 million of the increase with the remaining $0.7 increase related to the overall increase in revenues.

                Depreciation and Amortization—Depreciation and amortization increased $3.8 million from $8.9 million for the three months ended September 30, 2000, to $12.7 million for the three months ended September 30, 2001, due primarily to $1.9 million in incremental goodwill amortization related to the Lawrenceburg acquisition late in the first quarter 2001 and $1.6 million of depreciation and intangible asset amortization at Joliet.

                Interest Expense—Net interest expense increased $12.7 million to $20.4 million for the three months ended September 30, 2001, from $7.7 million for the three months ended September 30, 2000.  This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

                Minority Interests – We had no minority interest expense for the three months ended September 30, 2001, as compared to $10.8 million for the three months ended September 30, 2000.  This decrease is attributable to our Lawrenceburg casino minority interest acquisitions during the first quarter 2001, and as the sole owner, we no longer incur minority interest expense.

                Income Tax Expense – Income tax expense increased by $2.9 million to $12.0 million for the three months ended September 30, 2001, from $9.1 million for the three months ended September 30, 2000, due to greater pre-tax earnings.

                Net Income – Net income was $17.2 million for the three months ended September 30, 2001, compared to $13.1 million for the three months ended September 30, 2000, due primarily to the factors discussed above.

Competition

                Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  Our Riverside Casino faces competition from three casino companies in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutual race track in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market, the second of which opened in October 2000.  Our Joliet casino faces competition from eight other riverboat casino operators in the Chicago area.  There could be further unanticipated competition in any market which we operate as a result of legislative changes or other events.  We expect each market in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

                In the nine months ended September 30, 2001, we generated cash flows from operating activities of $110.0 million compared to $134.6 million for the same period in 2000.  This reduction is due primarily to benefiting from the utilization of net operating loss carry forwards which reduced cash tax payments by approximately $16.1 million during the nine months ended September 30, 2000.

                In the nine months ended September 30, 2001, we used cash flows for investing activities of $840.9 million compared to $32.2 million for the nine months ended September 30, 2000.  The increase in the use of funds for the nine months ended September 30, 2001, is due primarily to our acquisition of the minority interests in the Lawrenceburg casino requiring the use of $375.7 million in cash (including deferred financing fees) and our acquisition of the Empress Casino Joliet requiring the use of $468.7 million in cash (including deferred financing fees).  During the nine months ended September 30, 2001, $6.0 million of cash was used for construction of the Baton Rouge Hotel.

                During the nine months ended September 30, 2001, cash of $729.4 million was provided by financing activities compared to using $99.9 million of cash flows for financing activities for the same period in 2000.  $769.4 million was provided through the issuance of Senior Subordinated Notes and borrowings on our Credit Facility.  These funds were used to fund the purchase of the Lawrenceburg casino minority interests and our acquisition of the Empress Casino Joliet.  Cash flows in 2001 and 2000 were used for repayment of long-term debt, repayment of partner loans, and distributions related to the Lawrenceburg partnership.

                At September 30, 2001, we had approximately $57.8 million of cash and cash equivalents.  At September 30, 2001, we had outstanding $558.5 million of Senior Subordinated Notes, including $8.5 million of unamortized premium, $275.0 million of a Term Loan, and $182.8 million on a senior secured revolving credit facility.  The Senior Subordinated Notes, due June 2009 and September 2011, bear interest at 10.75% and 9.0%, respectively, and the Senior Secured Credit Facility (including the Term Loan) bears interest at LIBOR or prime plus a margin. As of September 30, 2001, availability under the credit facility was approximately $216.9 million.  During October 2001 we effectively fixed the interest rate on approximately $200.0 million of our Term Loan through interest rate swap agreements expiring on September 30, 2004.  The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on the Company’s common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the Credit Facility requires the Company to maintain certain financial ratios as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of September 30, 2001, the Company is in compliance with these ratios.

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

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

...... This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements.  Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) competitive and general economic conditions in the markets in which the Company operates, (ii) increased competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other risks detailed from time to time in the Company's Securities and Exchange Commission filings.  The Company does not intend to update these forward-looking statements.

ARGOSY GAMING COMPANY

OTHER INFORMATION

PART II.                          Other Information

Item 1.                          Legal Proceedings -

            The Company is from time to time a party to legal proceedings arising in the ordinary course of business. No material changes have occurred in our legal proceedings since our last filing, and we are unaware of any legal proceedings, which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

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

2.

Report on Form 8-K, dated July 31, 2001, filed with the Securities and Exchange Commission, containing the following related to the Company’s consummation of the acquisition of the Empress Casino Joliet Corporation on July 31, 2001.

	a.	Financial statements of business acquired.

	b.	Pro forma financial information.

3.

Report on Form 8-K, dated August 9, 2001, filed with the Securities and Exchange Commission, containing the script of a conference call discussing the acquisition of the Empress Casino Joliet and updating financial guidance for the third quarter and fiscal 2001, taking into account the acquisition.

ARGOSY GAMING COMPANY

SIGNATURES

                Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	/s/ Dale R. Black
Dale R. Black Senior Vice President-Chief Financial Officer