Form 10-K
period 2001-12-31
ARGOSY GAMING CO
filed 2002-03-14
CIK 895385

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001
Commission file number: 1-11853

ARGOSY GAMING COMPANY
(Exact name of Registrant as specified in its charter)

Delaware	37-1304247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
219 Piasa Street, Alton, Illinois	62002
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (618) 474-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	New York

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

        As of March 13, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates was $880,097,543. The closing price of the Common Stock on March 13, 2002, as reported on the New York Stock Exchange, was $34.75.

        As of March 13, 2002, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 28,838,210.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this 10-K incorporates information by reference from the registrant's 2002 definitive proxy statement filed March 14, 2002.

PART I

ITEM 1. BUSINESS

        Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as references to "Argosy" or the "Company" refer to Argosy Gaming Company and all of its subsidiaries.

The Company

        We are a leading owner and operator of six riverboat casinos located in the central United States. We pioneered riverboat gaming in St. Louis, Kansas City, Baton Rouge and Sioux City by opening the first casino in each of those markets. Our riverboat casino that serves the Cincinnati market from Lawrenceburg, Indiana is one of the largest revenue producing riverboats in the United States gaming industry. In the first quarter of 2001, we purchased our minority partners' collective 42.5% interest in the Lawrenceburg casino for approximately $365 million, giving us 100% ownership of the Lawrenceburg Partnership. As a result we now own 100% of all our casinos. On July 31, 2001, we acquired 100% of the Empress Casino Joliet for approximately $463.8 million. The Empress Casino serves the Chicago, Illinois market.

        We are a Delaware corporation. Our principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002 and our telephone number is (618) 474-7500. You may obtain additional information about us at our website, www.argosycasinos.com.

        The following summarizes our casino properties:

Casino Name	Principal Metropolitan Markets Served	2001 Net Revenues	Approximate Gaming Positions
		(in thousands)
Argosy Casino Lawrenceburg	Cincinnati-Dayton-Columbus, Ohio	$354,237	2,731
Empress Casino Joliet	Chicago, Illinois	104,507	1,305
Alton Belle Casino	St. Louis, Missouri	116,869	1,181
Argosy Casino—Riverside	Kansas City, Missouri	94,680	1,307
Argosy Casino—Baton Rouge	Baton Rouge, Louisiana	77,619	1,000
Belle of Sioux City Casino	Sioux City, Iowa	36,421	545

        Our operating strategy emphasizes increasing revenues and profits through enhancing our customers' gaming experience by providing superior service, expanding and refining direct marketing programs utilizing an extensive customer database, investing in state-of-the-art gaming products, upgrading and renovating our properties and improving cost controls.

Business Strategy

        By capitalizing on the extensive gaming industry experience of our management team, we have developed a strategy to maximize the performance of our operating assets and improve financial results. We continue to implement changes at each of our properties to improve our competitive position, increase gaming revenues and enhance profitability. The key elements of our business strategy include: (1) providing our customers a superior gaming experience to foster customer loyalty, (2) focusing on our most valuable customers to encourage repeat business; (3) enhancing the gaming product at our casinos by investing in state-of-the-art gaming equipment; (4) renovating our properties to create more exciting gaming environments and (5) pursuing high-return business opportunities.

  •
  Provide our customers with a superior entertainment experience. We operate casinos catering to "locals" customers who generally live within an hour's drive of our casinos. Based on our surveys, our regular customers game an average of three times a month, unlike a destination gaming market, such as the Las Vegas strip, where people visit less frequently. We believe that exceptional customer service and an enjoyable gaming experience are critical to fostering customer loyalty. Our customers have indicated in surveys that cleanliness, a comfortable atmosphere, attentive staff, availability of games, and a feeling of fun and excitement are important factors that attract them to our casinos. We take our customers' preferences into account when implementing our operating and capital spending plans. We generally allocate a minimum of 70% of our maintenance capital expenditures at each property to address issues of importance to customers, with the majority spent to keep our gaming product fresh and the excitement high.

  •
  Focus on our most valuable customers. Our primary marketing focus is through direct and relationship marketing to encourage repeat business with our frequent customers. We use sophisticated player tracking systems to identify and reward premium players and our most loyal customers. Based on a player's gaming activity, we create promotions including targeted direct mail coin offers and "members only" concerts, parties, tournaments, sweepstakes and special entertainment events. We are currently upgrading our systems to build an integrated data warehouse to expand and refine our knowledge of our customers.
  •
  Invest in new gaming equipment. Slot machines contributed approximately 84% of our casino revenues in 2001 and are an important element of our profitability. We continually upgrade our gaming product with state-of-the-art slot machines that our customers want to play. We believe that regularly replacing slot machines with the most popular products creates a more exciting gaming experience and increases profitability. Going forward we expect to replace or upgrade an average of 15-20% of our gaming equipment annually.
  •
  Renovate our riverboat and dockside entertainment facilities. To maintain an exciting gaming experience for our customers, we have developed a capital investment plan to systematically renovate and improve our casino and entertainment facilities in response to customer preferences and market opportunities. For example, we annually spend approximately $30 million to maintain a quality environment for our customers. In addition, we plan on spending approximately $160 million to $180 million in 2002 and 2003 to expand our Kansas City and Joliet casinos.

  In Riverside, we are looking to replace our current three-level riverboat facility with a single level, 58,000 square-foot barge-based facility, providing for a 50% increase in gaming positions and a new high limit area. The project would also include the renovation and expansion of the current pavilion to include new dining venues and an expanded buffet and dining room, plus additional surface and VIP parking areas. The Riverside "Master Plan" allows for the possibility of a hotel and more garage space to be added at a future date.

  In Joliet, we are looking to replace our two multi-level riverboat casinos with a single-level barge, providing for an approximately 75,000 square-foot platform. This project would be constructed as a first step in the "Master Plan" for the 300 acres available for development at the Empress Casino and Hotel in Joliet. The barge facility, which features expansion capabilities, allows for this asset to be utilized as part of the final site plan.

  •
  Pursue strategic opportunities and acquisitions that provide superior returns. We look to invest in growth opportunities that add shareholder value while maintaining an appropriate capital structure. Our recent acquisition of the Empress Casino Joliet has increased and diversified our cash flow within the largest locals gaming market and third largest gaming market in the United States. In the future, we will continue to evaluate and pursue possible acquisitions of complementary businesses and other strategic opportunities to enhance shareholder value.

Casino Properties

Argosy Casino Lawrenceburg

        Property:    The Lawrenceburg casino is located on the Ohio River in Lawrenceburg, Indiana approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area.

The Lawrenceburg casino is one of the largest riverboats in the United States with 74,300 square feet of gaming space on three levels with 2,143 slot machines and 98 table games. We typically conduct 9 two-hour cruises seven days a week, with an additional cruise on Friday and Saturday evenings, for a total of 65 cruises per week. Each cruise lasts two hours including a 30 minute boarding time and during peak periods we charge admission fees. Indiana gaming law permits dockside gaming only when inclement weather or water conditions prevent a riverboat from cruising. At such times, the Lawrenceburg casino remains dockside and operates on its normal schedule.

        The complex also features a 300 room hotel, a 200,000 square foot land-based entertainment pavilion and support facility offering a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge and a 1,800 space parking garage. Employee and overflow parking is provided at a 1,400 space remote lot that is accessed by shuttle bus.

        In the first quarter of 2001, we acquired the minority interests in Indiana Gaming Company, L.P., the Indiana partnership that owns and operates the Lawrenceburg casino. Prior to this acquisition, we were the 57.5% majority partner with Conseco Entertainment, L.L.C. and Centaur, Inc. owning 29% and 13.5% limited partnership interests, respectively. We completed our purchase of Conseco's and Centaur's minority interests on February 22, 2001 and March 8, 2001, respectively.

        Capital Improvements:    In 2001, we spent approximately $6.4 million on capital improvements including $3.4 million on slot machines and related systems. In 2002, we intend to spend approximately $6.6 million on capital improvements at the casino, including $3.5 million on slot machines and related equipment.

        Gaming Market:    The Lawrenceburg casino draws from a population of approximately 1.6 million residents in the Cincinnati metropolitan area and an additional 5.4 million people who reside within 100 miles of Lawrenceburg, including the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky.

        In the Cincinnati market, the Lawrenceburg casino directly competes with two other riverboat casinos. The three riverboat casinos operating in the Cincinnati market generated $573 million of gaming revenues in 2001, a 12% increase from 2000. In 2001, the Lawrenceburg casino represented 44% of gaming position capacity in the Cincinnati market, and captured 60% of the market's gaming revenues.

        The Lawrenceburg Casino is the closest casino to the Cincinnati metropolitan area. Our nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. The newest competitor, which opened in October 2000, is located 40 miles from Lawrenceburg in Switzerland County, Indiana. Secondarily, we compete with a riverboat casino in Bridgeport, Indiana in the Louisville, Kentucky area approximately 100 miles from Lawrenceburg.

        Regulatory Update:    Indiana gaming law currently limits the number of gaming licenses to be issued in the state to a total of 11, including a maximum of 5 licenses and a limit of one license per county along the Ohio River. Indiana gaming law does not restrict the size of a licensee's gaming facility or place limits on customer losses or betting levels. Our Indiana gaming license is subject to renewal on an annual basis.

        Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. The Ohio legislature has introduced, at various times, legislation which would allow certain types of casino-style gaming at Ohio race tracks. In early 2002, legislation has been introduced to allow Kentucky race tracks to have slot machines. The Kentucky legislation would allow any kind of electronic games, from slots to keno to video poker as well as wide area progressives. The Indiana Legislature has introduced, at various times, legislation which would significantly increase the amount of taxes we would pay on gaming revenues generated by the Lawrenceburg casino. Such legislation also proposed to eliminate the existing restrictions on owning more than one Indiana casino and allow each county with riverboat gaming to hold a referendum to allow dockside gaming. To date, the Ohio, Kentucky and Indiana have not enacted such proposed legislation. Enactment of such legislation by Ohio, Kentucky or Indiana could have an adverse affect on the financial results of our Lawrenceburg casino.

Alton Belle Casino

        Property:    The Alton Belle Casino is located on the Mississippi River in Alton, Illinois approximately 20 miles northeast of downtown St. Louis. We commenced operations in Alton, Illinois in September 1991 as the first gaming facility in Illinois and the St. Louis metropolitan market. Following the success of our original Alton riverboat casino, we built and opened a larger three-deck contemporary style cruise liner. The cruise liner features 26,700 square feet of gaming space, 1,013 slot machines and 28 table games. In June 1999, Illinois passed a law permitting casinos to offer continuous dockside gaming. As a result, the Alton Belle Casino remains dockside and offers its customers unlimited ingress and egress during its hours of operation.

        The Alton property includes an approximately 60,000 square foot entertainment pavilion and features a 124 seat buffet, a fine dining restaurant and a 400 seat main showroom. Parking is available at an adjacent city-owned surface parking facility and at two sites in the city of Alton, to and from which we provide valet parking as well as free shuttle service.

        Capital Improvements:    In 2001, we completed an approximately $4.5 million renovation to improve the Alton casino, including the addition of 100 slot machines. Additionally, we plan to spend approximately $2.6 million in maintenance capital in 2002, including $1.0 million on slot machines.

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

        The Alton Belle Casino faces competition from four other riverboat casino companies currently operating in the St. Louis area, including one other Illinois licensee. As an Illinois licensee, the Alton Belle Casino is not subject to Missouri's $500 loss limit and therefore has a competitive advantage in attracting high-end customers over the three competitors operating under Missouri licenses. The riverboat casinos operating in the St. Louis market generated $766 million of gaming revenues in 2001, a 12% increase from 2000. The Alton Belle Casino represented approximately 12% of gaming position capacity in the St. Louis market, and captured approximately 16% of the market's gaming revenues.

        Regulatory Update:    Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois gaming license is subject to renewal in October 2003.

        In June 1999, Illinois passed an amendment to the Illinois Riverboat Gambling Act to permit casinos to offer continuous dockside gaming with unlimited ingress and egress. As a result of litigation challenging certain provisions of the 1999 amendment, dockside gaming could be overturned and we could be required to suspend dockside gaming activities at our Alton casino until such time as the Illinois legislature reauthorized dockside gaming. We are unable to determine what the ultimate resolution of the litigation will be; however, the loss of dockside gaming at our Alton casino would adversely affect our financial results.

Argosy Casino—Riverside

        Property:    The Argosy Casino of Greater Kansas City is located on the Missouri River in Riverside, Missouri on a 55-acre site approximately five miles from downtown Kansas City. The riverboat features approximately 36,000 square feet of gaming space, 1,127 slot machines and 30 table games. The Kansas City casino began operations in Kansas City, Missouri on June 22, 1994 as the first gaming facility to open in the Kansas City market. During November 1999, Missouri adopted open boarding, allowing customers unlimited ingress and egress, eliminating the two hour mock cruising requirements.

        The Kansas City casino is complemented by an 85,000 square foot land-based entertainment facility featuring specialty and buffet restaurants, a sports/entertainment lounge and 8,000 square feet of banquet/conference facilities. A parking garage and surface parking areas with 2,000 spaces are located adjacent to the pavilion.

        Capital Improvements:    During 2001, we spent $2.0 million on maintenance capital, including $0.9 million on slot machines and related equipment. In 2002, we intend to spend approximately $2.1 million in maintenance capital, including $0.9 million on slot machines and related equipment. Additionally, we anticipate beginning a major expansion and renovation of our Kansas City property in 2002. The new project will allow us to replace our existing riverboat casino with a single level 58,000 square foot barge, accommodating approximately 2,000 gaming positions. A major renovation and expansion of the existing pavilion will add new dining options, plus additional surface and VIP parking. Our master plan for this property would allow for a future hotel and additional garage space if the need or opportunity arises.

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

        We currently face competition from three other casinos in the Kansas City area. The four riverboat casinos operating in the Kansas City market generated $582 million of gaming revenues in 2001, a 9% increase from 2000. Our Kansas City casino represented 15% of gaming position capacity in the Kansas City market and captured 17% of the market's gaming revenues.

        Regulatory Update:    Our Missouri gaming license is subject to renewal in June 2002 and again every two years thereafter.

        Legislation has been filed in Kansas which, if enacted, would allow for slot machines at race tracks. Missouri has discussed possible increases in admission and gaming taxes. Should Kansas enact such legislation or Missouri increase admission or gaming taxes, our Riverside casino financial results would be adversely affected.

Argosy Casino Baton Rouge

        Property:    The Argosy Casino Baton Rouge is located on the Mississippi River in downtown Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space, 778 slot machines and 37 table games. The Baton Rouge casino began operations in September 1994 as the first riverboat gaming facility in the Baton Rouge market. Louisiana recently adopted legislation effective April 1, 2001, that permits dockside gaming, allowing customers unlimited ingress and egress, and eliminating the three hour cruising requirements. This legislation also increased the tax on riverboat operations from 18.5% to 21.5%.

        The riverboat casino is complemented by a 730 space parking garage, a 270 space surface parking lot and by our adjacent real estate development known as Catfish Town. Catfish Town is located next to Baton Rouge's convention complex, the Centroplex, which has a 12,000-seat arena and a 30,000-square foot exhibition hall. Catfish Town includes a 50,000 square foot glass-enclosed atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of leasable retail space. We own and operate the Catfish Town facility through our wholly-owned subsidiary, Jazz Enterprises, Inc., which we acquired in 1995 after Catfish Town's developer experienced financial difficulties and put in doubt its ability to satisfy certain development obligations to the City of

Baton Rouge. During July 1999, we began construction of a $22 million, 300-room hotel that opened in February 2001. The hotel is managed by Sheraton Hotel and Resorts pursuant to a management agreement until 2011.

        Capital Improvements:    During 2001, we spent approximately $1.8 million in capital improvements including approximately $0.9 million in slot machines and related upgrades. We also spent $1.1 million during 2001 to complete construction of the hotel. We intend to spend an additional $2.0 million in capital expenditures in 2002, including approximately $1.5 million on slot machines and related upgrades.

        Gaming Market:    The Baton Rouge casino draws from a population of approximately 540,000 in the Baton Rouge metropolitan area. The Baton Rouge casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and operators of video poker machines in non-casino locations in certain Baton Rouge parishes. The two riverboat casinos operating in the Baton Rouge market generated approximately $172 million of gaming revenues in 2001, a 5% increase from 2000. The Argosy Casino Baton Rouge represented 45% of gaming position capacity in the Baton Rouge market and generated 45% of the market's gaming revenues.

        Regulatory Update:    Although our Louisiana license formally expired in September 1999, the Louisiana Gaming Board has conducted a renewal hearing. Louisiana law permits us to operate the Baton Rouge casino while we wait for our license hearing to be scheduled. After renewal, our Louisiana license will be subject to renewal in five years.

Belle of Sioux City

        Property:    The Belle of Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 12,500 square feet of gaming space, 419 slot machines and 21 table games. The Belle of Sioux City typically conducts one two-hour cruise each day for 100 days per year. At all other times the Belle of Sioux City remains dockside and operates with unlimited ingress and egress. The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space and administrative support offices.

        In July 2000, we purchased the 30% minority interest in the Belle of Sioux City Casino from Sioux City Riverboat Corp., Inc. for $9.2 million. Prior to this acquisition, we were a 70% general partner and received a management fee of 4.5% based upon the facility's adjusted gross gaming revenues.

        Capital Improvements:    In 2001, we spent approximately $1.1 million to enhance our customers' gaming experience at the Belle of Sioux City. Specifically, we spent $0.2 million on slot machines. We expect to spend approximately $1.0 million in capital improvements in 2002, including $0.4 million on slot machines and related upgrades.

        Gaming Market:    The Belle of Sioux City draws from a population of approximately 80,000 in Sioux City and an estimated 100,000 residents within a 40-mile radius of Sioux City. The Belle of Sioux City competes primarily with land-based Native American casinos that are not required to report gaming revenues and other operating statistics, therefore market comparisons cannot be made. We also compete with certain providers and operators of video gaming in the neighboring state of South Dakota. In addition, we compete with slot machines at a pari-mutuel race track in Council Bluffs, Iowa and with two riverboat casinos in the Council Bluffs/Omaha, Nebraska market.

        Regulatory Update:    Our Iowa gaming license is subject to annual renewal each March. In addition, Iowa law stipulates that a referendum must be held every eight years to reaffirm gaming in each county with gaming. This referendum is scheduled for November 2002. We expect to campaign for the passage of the referendum supporting gaming in the county in which our Sioux City casino operates. Should this gaming referendum fail, we would be unable to continue our gaming operations in Sioux City.

Empress Casino Joliet

        Property:    The Empress Casino Joliet is located in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago and approximately two miles from the intersection of Interstate 55 and Interstate 80. The casino consists of two adjacent riverboat vessels providing a combined 36,066 square feet of gaming space with 1,113 slot machines and 32 table games. Both riverboats remain dockside and offer customers unlimited ingress and egress. The complex features a 150,000 square foot Egyptian themed pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The pavilion also contains an off-track pari-mutuel betting parlor. The complex also includes a 102 room hotel, surface parking areas with approximately 2,350 spaces and an 80 space recreational vehicle park. We acquired 100% of the Empress Casino Joliet as of July 31, 2001 for approximately $463.8 million.

        Capital Improvements:    Subsequent to our acquisition of Empress Casino Joliet on July 31, 2001, we spent approximately $2.4 million in maintenance capital, including $1.7 million on slot machines and related systems. In 2002, we intend to spend approximately $7.5 million in maintenance capital, including approximately $4.0 million on slot machines and related equipment. During 2002, we anticipate beginning construction of a barge complex to replace the current gaming vessels. This new barge will be a single-level 75,000 square foot facility accommodating more than 1,300 gaming positions. This new facility will enhance customer appeal in this competitive market and will deliver a number of operational efficiencies at the same time. This will be the first step in our long-range development plan for the 300 surrounding acres.

        Gaming Market:    The Empress Casino Joliet draws from a population of approximately eight million people who reside within 50 miles of Joliet, including Chicago, which has the largest local population of any state-licensed gaming market and is the third largest gaming market in the United States. The target customers of the Empress Casino Joliet are drawn largely from the southern and western regions of the greater Chicago metropolitan area, as well as portions of north central Illinois. The eight riverboat casinos operating in the Chicago market generated approximately $2.0 billion of gaming revenues in 2001, an 8% increase from 2000. The Empress Casino Joliet had 1,305 gaming positions in the Chicago market as of December 31, 2001 and captured 11% of the market's casino revenues for the five months ended December 31, 2001.

        Regulatory Update:    Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois license for Joliet was issued at the time of our acquisition of Empress Casino Joliet. This license is subject to renewal in 2002.

        In June 1999, Illinois passed an amendment to the Illinois Riverboat Gambling Act to permit casinos to offer continuous dockside gaming with unlimited ingress and egress. As a result of litigation challenging certain provisions of the 1999 amendment, dockside gaming could be overturned and we could be required to suspend dockside gaming activities at our Joliet casino until such time as the Illinois legislature reauthorized dockside gaming. We are unable to determine what the ultimate resolution of the litigation will be; however, the loss of dockside gaming at our Joliet casino would adversely affect our financial results.

Marketing

        We focus our marketing efforts on direct and relationship marketing in order to encourage repeat business and foster customer loyalty. We have designed an overall marketing strategy to attain our objective of utilizing direct marketing as our primary means of communicating with our customers. Although the marketing plan for each of our properties is tailored to the specific needs of the site, the common strategic components are:

  •
  further refine and enhance our database marketing efforts;

  •
  continue to enhance our full-service player development program to service our most valuable customers;
  •
  aggressively market our gaming product and facility improvements;
  •
  refine, enhance and expand the schedule of parties, events and entertainment; and
  •
  utilize public relations as a tool to increase awareness, and reinforce marketing efforts by publicizing winners.

        A key tactic in implementing our overall strategy is the effective use of the information we obtain regarding our customers' playing activity. At each of our properties, we encourage patrons to join the Argosy Preferred Club. We then track the member's level of play through the use of sophisticated player tracking systems. We are currently upgrading our systems to build an integrated data warehouse to expand and refine our knowledge of our customers. Utilizing the information from our databases, we create promotions including targeted direct mail coin offers and "members only" parties, tournaments, sweepstakes and special entertainment events. As of December 31, 2001, we had approximately 2.1 million Preferred Club members in our marketing databases, of which approximately 750,000 have shown activity in the last year. We are adding, on average, over 26,000 new members each month.

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
  •
  favorable tax or regulatory factors.

        The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Gaming Market" in the "Business—Casino Properties" section of this 10-K.

        There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. We expect each market in which we participate, both current and prospective, to be highly competitive.

Employees

        As of December 31, 2001, we employed approximately 6,100 full-time and 840 part-time employees. Approximately 2,685 employees, located throughout our properties, are represented by the Seafarers Entertainment and Allied Trade Union. Additionally, 9 employees at our Alton Property are represented by the Seafarer Union of North America. We have collective bargaining agreements with those unions which expire at various times between June 2003 and June 2004. In Alton, 11 of our employees are represented by the International Brotherhood of Electrical Workers and 103 employees are represented by the Security Police Fire Professionals of America Union. In addition, 34 employees located throughout our properties except Alton are represented by American Maritime Officers Union.

At Joliet, 40 employees are represented by the International Union of Operating Engineers and 421 employees are represented by the Hotel Employees and Restaurant Employees Union. The hotel and restaurant employees of Joliet are currently working without a contract. We have not experienced any work stoppages and believe our labor relations are generally satisfactory.

Other Regulatory

        We are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. We have not made, and do not anticipate making, material expenditures in order to comply with applicable provisions of these laws and regulations. However, the coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement can be satisfied by either proof of adequate insurance, including self-insurance, or the posting of a surety bond or guaranty.

        Our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a certificate of seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's certificate of seaworthiness or ABS approval would preclude its use as a floating casino.

        Permanently moored vessels are not required to hold certificates of documentation and inspection from the U.S. Coast Guard. However, the permanently moored vessels are inspected by a third party and certified with respect to stability and single compartment flooding integrity.

        Our marine operation employees may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

        Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 by a single customer occurring within a gaming day, including identifying the customer by name and social security number. The regulation provides that substantial penalties can be imposed for each instance of a failure to report.

Insurance

        We carry property and casualty insurance on our land-based assets and our vessels, generally in the amount of their replacement costs, with a nominal deductible with respect to our land-based assets and a deductible equal to 2% of the replacement value of the vessels. Our land-based assets are covered by flood and earthquake insurance. Our general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million as an annual aggregate with a $50,000 self-insured retention. Our general liability insurance with respect to our marine operations has a $100,000 per occurrence self-insured retention with per occurrence coverage up to a $200 million limit. With respect to worker's compensation, we have a $100,000 per occurrence deductible with a $1 million per occurrence limit. We carry business interruption insurance at our properties which carry a deductible ranging from 14 to 30 days depending on the location and maximum coverage up to $35 million.

ITEM 2. PROPERTIES

        The following is a list of the Company's principal properties as of December 31, 2001. Substantially all of the properties of the Company are subject to the lien of the Company's senior lenders under its $675 million Amended and Restated Senior Secured Credit Facility Agreement dated July 31, 2001.

	Interest	Function	Lease Expiration
Alton, Illinois
Office Building	Leased	Executive Offices	Month to Month
Real Property	Leased	Landing Rights	April 2006(1)
Alton Belle II	Owned	Riverboat Casino
Office Building	Owned	Offices
Support Barges	Owned	Landing and Office facilities
Spirit of America Barge	Owned	Staging Vessel
Riverside, Missouri
Real Property	Leased	Landing Rights	December 2004(1)
Real Property	Owned	Permanent Landing Site
Argosy IV	Owned	Riverboat Casino
Baton Rouge, Louisiana
Real Property	Owned	Vessel Access and Hotel
Argosy III	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge
Lawrenceburg, Indiana
Real Property	Owned	Permanent Landing Site and Hotel
Argosy VI	Owned	Riverboat Casino
Docking Site	Leased	Vessel Dock	December 2002(1)
Sioux City, Iowa
Argosy V	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge
Real Property	Leased	Landing Rights	June 2002(1)
Joliet, Illinois
Real Property	Owned	Permanent Landing Site and Hotel
Empress I	Owned	Riverboat Casino
Empress II	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge

(1)
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

Gaming Industry Class Actions

        The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the Court consolidated all three actions under the case name William H. Poulos, etc. v. Caesars World, Inc., et al. On February 13, 1997, the plaintiffs filed a consolidated amended complaint. The Court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second amended complaint. The parties have fully briefed the Plaintiff's motion for class certification. The Court held a hearing on this motion on November 15, 2001. The parties are awaiting a decision from the Court. Discovery has been stayed pending the Court's ruling. The Company is unable to determine what effect, if any, the suit would have on its business or operations.

Conservancy District Lease Litigation in Dearborn County, Indiana

        On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to the Company's affiliate Indiana Gaming, L.P. and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming, L.P. has been awarded a riverboat owner's license by the Commission. Defendants are the District and its individual directors. In 1998, Indiana Gaming, L.P. was permitted to intervene and is now contesting the action. The District and its directors have advised that they are contesting the action and intend to continue to do so. An adverse ruling in this matter could have a material adverse effect on the Company.

Capitol House Preservation Company, L.L.C. v. Jazz Enterprises, Inc. et. al.

        On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to the Company. The defendants have filed exceptions which contest the right of Capitol House to attack in this lawsuit the final decision of the Louisiana Gaming Enforcement Division in granting a gaming license to the defendants and denying the license to Capitol House. The trial court overruled the defendants' exceptions, but the defendants have applied to the Louisiana First Circuit Court of Appeal for a writ of review. The Court has not acted upon the writ application at this time. If the First Circuit grants the writ and rules in favor of the defendants, the claims of Capitol House will be dismissed.

        The Company intends to seek indemnification from the Former Jazz Shareholders for any liability the Company, Argosy Louisiana or Jazz suffers as a result of such cause of action. As part of the consideration payable by the Company to the Former Jazz Shareholders for the acquisition of Jazz, the Company agreed at the time of such acquisition to annual deferred purchase price payments of $1,350,000 for each of the first ten years after closing and $500,000 for each of the next ten years. Payments are to be made quarterly by the Company. The definitive acquisition documents provide the Company with offset rights against such deferred purchase price payments for indemnification claims of the Company against the Former Jazz Shareholders and for liabilities that the Former Jazz

Shareholders contractually agreed to retain. There can be no assurance that the Former Jazz Shareholders will have assets sufficient to satisfy any claim in excess of the Company's offset rights, therefore, an adverse ruling in this matter could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the New York Stock Exchange under the symbol AGY. On March 13, 2002, the approximate number of stockholders of record of the Company's Common Stock was 516. The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated. These quotations and sales prices do not include retail mark-ups, mark-downs or commissions.

	Price Range of Common Stock
	High	Low
Year Ending December 31, 2001
1st Quarter	$26.87	$16.3125
2nd Quarter	$28.63	$22.80
3rd Quarter	$30.25	$22.30
4th Quarter	$34.85	$25.01
	Price Range of Common Stock
	High	Low
Year Ending December 31, 2000
1st Quarter	$17.25	$9.75
2nd Quarter	$18.375	$13.00
3rd Quarter	$18.4375	$13.00
4th Quarter	$19.6875	$15.8125

        On March 13, 2002, the reported last sales price for the Common Stock was $34.75.

        Since the Company's initial public offering in February 1993, the Company has not declared any cash dividends or distributions on its Common Stock. Although the Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying dividends, this policy will be reviewed quarterly by the Company's Board of Directors in light of, among other things, its results of operations, capital requirements, any restrictions imposed by applicable gaming regulations and restrictions imposed by the Company's indentures and loan documents. At present the Company's Amended and Restated Credit Agreement dated July 31, 2001, requires the consent of the lenders in order to declare a dividend.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
(in thousands, except share and per share amounts)
	2001	2000	1999	1998	1997
Statement of Operations data:
Net revenues	$784,750	$650,633	$559,651	$481,194	$337,285
Income from operations	183,173	151,556	123,025	87,811	6,530
Net income (loss)	66,085	45,375	11,506	6,561	(40,213)
Diluted net income (loss) per share	2.25	1.56	0.40	0.23	(1.65)
Weighted average diluted common shares outstanding	29,314,866	29,143,543	28,920,656	24,604,485	24,333,333

Balance sheet data (at end of period):
Total assets	$1,311,687	$537,236	$566,860	$562,752	$559,856
Long-term debt, including current maturities	999,152	276,336	379,373	424,000	449,790
Total stockholders' equity	178,002	103,952	58,245	40,863	32,663

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ARGOSY GAMING COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We own and operate the Alton Belle Casino in Alton, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; the Argosy Casino and Hotel in Lawrenceburg, Indiana; and the Empress Casino Joliet in Joliet, Illinois.

        We acquired the minority interests in our Lawrenceburg, Indiana Casino and Hotel during the first quarter of 2001. Following the acquisition of these minority interests, we now own 100% of all our operations and are no longer required to record minority interest expense. On July 31, 2001, we acquired the Empress Casino Joliet. The results of our operations include the results of Empress Casino Joliet for the five months ended December 31, 2001.

ARGOSY GAMING COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

	Years Ended December 31,
	2001	2000	1999
Casino Revenues
Alton Belle Casino	$121,862	$112,077	$84,664
Argosy Casino—Riverside	98,735	97,049	84,892
Argosy Casino—Baton Rouge	77,164	70,943	53,262
Belle of Sioux City Casino	37,100	34,801	28,013
Argosy Casino—Lawrenceburg	346,432	344,013	308,316
Empress Casino Joliet(1)	102,112	—	—

Total	$783,405	$658,883	$559,147

Net Revenues(2)
Alton Belle Casino	$116,869	$107,490	$82,039
Argosy Casino—Riverside	94,680	92,889	80,239
Argosy Casino—Baton Rouge	77,619	66,857	51,638
Belle of Sioux City Casino	36,421	33,710	27,321
Argosy Casino—Lawrenceburg	354,237	348,918	317,986
Empress Casino Joliet(1)	104,507	—	—
Other	417	769	428

Total(2)	$784,750	$650,633	$559,651

Income (loss) from Operations(3)
Alton Belle Casino	$34,968	$32,155	$23,115
Argosy Casino—Riverside	20,575	17,803	12,564
Argosy Casino—Baton Rouge	10,280	11,947	1,129
Belle of Sioux City Casino	8,043	6,708	4,570
Argosy Casino—Lawrenceburg	116,649	111,991	103,295
Empress Casino Joliet(1)	26,416	—	—
Jazz Enterprises, Inc.(4)	(4,496)	(5,103)	(5,118)
Corporate(5)	(27,814)	(22,316)	(15,113)
Other	(1,448)	(1,629)	(1,417)

Total	$183,173	$151,556	$123,025

EBITDA(3)(6)
Alton Belle Casino	$40,944	$38,016	$27,388
Argosy Casino—Riverside	24,671	23,368	18,252
Argosy Casino—Baton Rouge	16,295	16,384	6,348
Belle of Sioux City Casino	9,626	8,277	5,838
Argosy Casino—Lawrenceburg	132,200	133,039	123,083
Empress Casino Joliet(1)	30,378	—	—
Lawrenceburg financial advisory fee(7)	(927)	(6,652)	(6,154)
Jazz Enterprises, Inc.(4)	(1,946)	(2,385)	(2,417)
Corporate(5)	(20,697)	(21,942)	(15,082)
Other	(55)	(455)	(173)

Total	$230,489	$187,650	$157,083

(1)
Amounts reflect five months of operations since our purchase of the Empress Casino Joliet on July 31, 2001. In accordance with FASB Statement 142, Accounting for Goodwill and Intangible Assets, no amortization expense has been recorded on the goodwill portion of the purchase price.

(2)
New accounting guidance, effective beginning with the first quarter 2001, requires that the cost of the cash-back component of our "Argosy Preferred Card" customer loyalty program, including promotional coupons, be treated as a reduction of revenues. These costs had previously been treated as casino and selling, general and administrative expenses. The new guidance impacts only the classification of these costs on our income statement. It does not impact operating profit or EBITDA. The prior years' results have been reclassified to reflect the impact of implementing this new guidance.

(3)
Income from operations and EBITDA exclude (i) consideration of any management fee paid to us and the 42.5% minority interest in our Lawrenceburg casino for periods prior to our first quarter 2001 acquisitions of these minority interests and (ii) the 30% minority interest in our Sioux City casino for the period prior to our July 2000 acquisition of this interest.

(4)
Jazz Enterprises, Inc. is a wholly owned subsidiary that owns and operates the Catfish Town real estate development adjacent to our Baton Rouge casino.

(5)
The year ended December 31, 2001, includes a $1.9 million pretax charge related to the abandonment of a proposed casino in Kenosha, Wisconsin. The year ended December 31, 2000, includes a $6.8 million pretax charge related to the write-down of the Alton landing facility.

(6)
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

(7)
The Lawrenceburg partnership paid a financial advisory fee equal to 5.0% of its EBITDA to a minority partner prior to our acquisition of this minority interest in February 2001.

Year ended December 31, 2001, compared to year ended December 31, 2000

        Casino—Casino revenues for the year ended December 31, 2001, increased $124.5 million, or 18.9%, to $783.4 million from $658.9 million for the year ended December 31, 2000. Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 6.4% increase in casino revenues from $314.9 million to $334.9 million. Lawrenceburg casino revenues increased $2.4 million, or 0.7%, to $346.4 million for the year ended December 31, 2001, from $344.0 million for the year ended December 31, 2000. The Empress Casino Joliet, acquired July 31, 2001, recorded $102.1 million in casino revenue for the five months since acquisition through December 31, 2001. Each of our casinos reported increases in average win per passenger for the year ended December 31, 2001, versus the year ended December 31, 2000.

        Casino expenses increased 24.0% to $337.5 million for the year ended December 31, 2001, from $272.1 million for the year ended December 31, 2000. Joliet incurred $53.7 million in casino expenses during the five months of operations since our acquisition. The remaining increase is due to increased gaming taxes totaling $7.5 million and increases in other casino expenses, primarily payroll related, of $4.2 million to support the overall increased revenues.

        Admissions—Admissions revenues (net of complimentary admissions) were $3.3 million for the year ended December 31, 2001, and $6.1 million for the year ended December 31, 2000. This reduction is due to an increase in complimentary admissions given to customers as part of Lawrenceburg's marketing program in response to increased competition.

        Food, Beverage and Other—Food, beverage and other revenues increased from $66.1 million for the year ended December 31, 2000, to $82.1 million for the year ended December 31, 2001. Joliet contributed $9.5 million of this increase in food, beverage and other revenue. Food, beverage and other net profit improved $0.9 million to $20.4 million for the year ended December 31, 2001. Joliet contributed $1.5 million of this net profit, offset by small reductions in net profit at other properties.

        Selling, General and Administrative—Selling, general and administrative expenses increased 10.7% from $107.2 million for the year ended December 31, 2000, to $118.7 million for the year ended December 31, 2001. Joliet had $8.2 million in selling, general and administrative expenses. The remaining increase is due to increased costs associated with the overall increase in revenues at all of our other properties.

        Other Operating Expenses—Other operating expenses increased by $6.1 million to $36.3 million for the year ended December 31, 2001, as compared to $30.2 million for the year ended December 31, 2000. Joliet accounted for $4.2 million of the increase with the remaining portion of the increase due to the write-off of the proposed Kenosha casino development.

        Depreciation and Amortization—Depreciation and amortization increased $11.2 million to $47.3 million for the year ended December 31, 2001, from $36.1 million in 2000. This increase is primarily due to the $6.6 million in incremental goodwill amortization related to the Lawrenceburg acquisition during the first quarter of 2001 and depreciation and intangible amortization expense of $4.0 million resulting from the Joliet acquisition on July 31, 2001. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002, we will no longer amortize our goodwill. All goodwill will be subject to impairment testing at least annually. Based on our preliminary evaluation, we expect amortization expense for the year ended December 31, 2001, would have decreased by approximately $7.8 million had SFAS No. 142 been effective for 2001 for goodwill acquired prior to July 1, 2001.

        Interest Expense—Net interest expense increased $33.4 million to $66.8 million for the year ended December 31, 2001. This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

        Minority Interests—Our minority interest expense decreased by $36.4 million to $4.1 million for the year ended December 31, 2001. This decrease is attributable to our Lawrenceburg casino minority interest acquisitions during the first quarter of 2001. As the sole owner, we no longer incur minority interest expense.

        Income Tax Expense—We recorded income tax expense of $46.2 million for the year ended December 31, 2001, compared to income tax expense of $31.2 million for the year ended December 31, 2000, due to increased pretax earnings, net of minority interest expense.

        Extraordinary Loss—We recorded an extraordinary loss of $1.2 million for the year ended December 31, 2000, related to completion of the final phase of the 1999 refinancing. This extraordinary loss is net of a $0.8 million tax benefit.

        Net Income Attributable to Common Stockholders—Net income attributable to common stockholders was $66.1 million for the year ended December 31, 2001, compared to $45.4 million for the year ended December 31, 2000, due primarily to the factors discussed above.

Year ended December 31, 2000, compared to year ended December 31, 1999

        Casino—Casino revenues for the year ended December 31, 2000, increased $99.7 million, or 17.8%, to $658.9 million from $559.1 million for the year ended December 31, 1999. The western properties (Alton, Riverside, Sioux City and Baton Rouge) reported an aggregate 25.6% increase in casino revenues from $250.8 million to $314.9 million. In particular, Alton casino revenues increased from $84.7 million to $112.1 million. Riverside casino revenues increased from $84.9 million to $97.0 million. Sioux City casino revenues increased from $28.0 million to $34.8 million, and Baton Rouge casino revenues increased from $53.3 million to $70.9 million. Lawrenceburg casino revenues increased $35.7 million, or 11.6%, to $344.0 million for the year ended December 31, 2000, from $308.3 million for the year ended December 31, 1999. We experienced increases in both passengers and the average win per passenger for the year ended December 31, 2000, versus the year ended December 31, 1999. Additionally, the increase in revenues was partially attributable to favorable regulatory changes in Illinois, Missouri and Louisiana, as well as expanded capacity at Alton.

        Casino expenses increased 14.4% to $272.1 million for the year ended December 31, 2000, from $237.8 million for the year ended December 31, 1999. This increase is primarily due to an increase of $23.1 million in gaming taxes as a result of the overall increase in casino revenues.

        Admissions—Admissions revenues (net of complimentary admissions) were $6.1 million for the year ended December 31, 2000, and $7.2 million for the year ended December 31, 1999. Although the number of admissions increased in Lawrenceburg by 1.0% in 2000 over 1999, net admission revenue decreased as more customers were given complimentary admissions.

        Food, Beverage and Other—Food, beverage and other revenues increased from $58.0 million to $66.1 million for the year ended December 31, 2000. This increase is primarily attributable to the overall increase in casino passengers for the year ended December 31, 2000. Food, beverage and other revenues, as a percent of casino revenues, has remained relatively steady at 10.0% in 2000 and 10.4% in 1999. Food, beverage and other net profit improved $3.0 million to $19.5 million for the year ended December 31, 2000. Increases in revenues and net profit came primarily from Alton and Lawrenceburg. Alton increased food and beverage revenues as it reopened one of its restaurants, which was closed during the entire year ended December 31, 1999. Lawrenceburg's increases were primarily due to a slight increase in admissions.

        Selling, General and Administrative—Selling, general and administrative expenses increased 12.4% from $95.4 million in 1999 to $107.2 million for the year ended December 31, 2000, due primarily to an increase at Lawrenceburg of $2.6 million related to expanded marketing and $5.2 million in additional development payments to the city due to the increased gaming revenues with the remaining increase in marketing expenses.

        Other Operating Expenses—Other operating expenses increased from $27.9 million in 1999 to $30.2 million for the year ended December 31, 2000, due primarily to increased vessel operating costs.

        Depreciation and Amortization—Depreciation and amortization increased slightly to $36.1 million for the year ended December 31, 2000, from $34.1 million in 1999.

        Write-Down of Assets Held for Sale—In 2000, $6.8 million related to the Alton landing facility was written down.

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

        Income Tax Expense—We recorded income tax expense of $31.2 million for the year ended December 31, 2000, compared to income tax expense of $5.9 million for the year ended December 31, 1999. Prior to 2000, our effective tax rate was impacted favorably due to the utilization of net operating loss carryforwards. For the year ended December 31, 1999, income tax expense was offset by the reversal of a $10.0 million valuation allowance related to prior federal income tax net operating losses.

        Income Before Extraordinary Item—Income before extraordinary items was $46.5 million for the year ended December 31, 2000, compared to net income before extraordinary items of $36.4 million in 1999 due primarily to the factors discussed above.

        Extraordinary Loss—We recorded an extraordinary loss of $1.2 million for the year ended December 31, 2000, related to completion of the final phase of the 1999 refinancing. This extraordinary loss is net of a $0.8 million tax benefit. For the year ended December 31, 1999, we recorded an extraordinary loss of $24.9 million, net of a $13.5 million tax benefit, related to the early extinguishment of debt in conjunction with the refinancing.

        Net Income Attributable to Common Stockholders—Net income attributable to common stockholders was $45.4 million for the year ended December 31, 2000, compared to $11.5 million for the year ended December 31, 1999, due primarily to the factors discussed above.

Liquidity and Capital Resources

        During 2001, we generated cash flows from operating activities of $138.5 million compared to $157.8 million for 2000. This decrease is attributable to increased interest expense resulting from the acquisitions of our Lawrenceburg minority interests, the acquisition of the Empress Casino Joliet, the utilization of tax net operating losses during 2000 and changes in working capital.

        During 2001, we used cash flows for investing activities of $848.3 million versus $44.0 million for 2000. During 2001, $366.7 million and $451.6 million in cash flows were used for the purchase of the minority interests in Lawrenceburg and the acquisition of the Empress Casino Joliet, respectively. Capital expenditures in 2001 consisted of $22.4 million in maintenance capital, primarily related to slot machine replacements, and $7.8 million for expansion projects, including completing the construction of a 300-room hotel in Baton Rouge.

        During 2001, we were provided with $707.6 million in cash flows from financing activities compared to using $101.5 million in cash flows for the same period in 2000. During 2001, we received proceeds of $748.8 million through the issuance of senior subordinated notes and borrowings under our credit facility. We used these funds for the purchase of the Lawrenceburg minority interests and our acquisition of the Empress Casino Joliet. Also during 2001, we spent $20.6 million in financing fees related to the Lawrenceburg and Empress Casino Joliet acquisitions. Cash flows in 2001 and 2000 were used for payment of long-term debt, repayment of partner loans and distributions related to the Lawrenceburg partnership.

        At December 31, 2001, we had approximately $57.2 million of cash and cash equivalents. At December 31, 2001, we had outstanding $558.3 million of senior subordinated notes, which are due in June 2009 and September 2011 and $435.8 million outstanding on our senior secured credit facility. As of February 20, 2002, availability under the credit facility was approximately $249.7 million. We have no off balance sheet debt.

        We have made a significant investment in property and equipment and plan to make significant additional investments at our existing properties. In 2002, we expect to begin construction on two major projects at our Riverside and Joliet properties. Over the next two years, we expect to spend approximately $160 million to $180 million on these projects with approximately $40 million to $50 million to be spent in 2002. In addition, we expect maintenance capital expenditures primarily related to the purchase of new gaming product and facility enhancements to be approximately $30 million in 2002.

        Consistent with gaming industry practice, we conduct our operations with a net working capital deficit. Unlike traditional industrial companies, a gaming company's balance sheet has limited accounts receivable and inventories. In addition, casinos generate significant cash on a daily basis. We generally apply our daily cash flows to pay down indebtedness under our revolving credit facility and pay our current liabilities pursuant to their normal cycles. Given the significant daily cash flows generated by our operations and the financial flexibility provided by our credit facility, the existence of a working capital deficit has no impact on our ability to operate our business or meet our obligations as they become due. We believe that cash on hand, operating cash flows, and funds available under our credit facility will be sufficient to fund our current operating, capital expenditure and debt service obligations for the next 12 months.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 1 to our consolidated financial statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

        Goodwill—We have approximately $727 million of goodwill recorded on our balance sheet at December 31, 2001, related to acquisitions. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, that requires us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Property and Equipment—Our operations are capital intensive and we have made significant capital investments in each of our properties. At December 31, 2001, we have approximately $443 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

        Insurance Accruals—Our insurance for workers' compensation and general patron liability has significant deductible levels on an individual claim basis. We accrue a liability for known workers' compensation and general patron liability based upon claims reserves established by the third party administrator processing our claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Our insurance accruals are reviewed by management for adequacy at the end of each reporting period.

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

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value 12/31/01
	(dollars in thousands)
Fixed Rate Debt	$1,557	$1,719	$1,898	$1,664	$1,382	$555,107	$563,327	$599,996
Average Interest Rate	10.6%	10.6%	10.6%	10.7%	10.7%	10.1%
Variable Rate Debt	$2,750	$2,750	$2,750	$2,750	$164,950	$259,875	$435,825	$437,535
Average Interest Rate	4.8%	4.8%	4.8%	4.8%	4.7%	4.8%

        We use interest rate swap agreements from separate financial institutions to manage our interest rate risk associated with our term loan as required under the credit facility. We have entered into three interest rate swaps that have fixed the interest rate as of October 31, 2001, for $200 million of our variable rate term loan under our credit facility. The three separate swap agreements carry original notional amounts of $100 million, $50 million and $50 million. For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%. All three swap agreements mature on September 30, 2004. Two of the three swap agreements have reductions in the notional amounts proportionally with the quarterly payments on the term loan beginning December 31, 2001. The total notional amounts are $199.8 million at December 31, 2001. As a result of all three swap agreements, we have, in effect, converted 45.8% of our variable rate debt under our credit facility to fixed rate debt at December 31, 2001.

        At December 31, 2001, the fair value of our swap agreements is reported on the balance sheet in other assets ($3.1 million pretax) and the related change in fair value of these agreements is deferred in stockholders' equity as a component of accumulated other comprehensive income ($1.8 million net of taxes of $1.3 million).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of Argosy Gaming Company are included in this report:

  Consolidated balance sheets at December 31, 2001 and 2000
  Consolidated statements of income for each of the three years ended December 31, 2001
  Consolidated statements of cash flows for each of the three years ended December 31, 2001
  Consolidated statements of stockholders' equity for each of the three years ended December 31, 2001
  Notes to consolidated financial statements
  Quarterly results (unaudited)
  Report of Independent Auditors

ARGOSY GAMING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$57,221	$59,374
Accounts receivable, net of allowance for doubtful accounts of $2,202 and $1,248, respectively	4,384	2,444
Income taxes receivable	6,703	1,074
Deferred income taxes	6,357	4,849
Other current assets	5,679	4,453

Total current assets	80,344	72,194

Net property and equipment	442,613	397,989
Other assets:
Deferred finance costs, net of accumulated amortization of $5,246 and $2,364, respectively	24,939	7,767
Goodwill, net of accumulated amortization of $11,334 and $3,581, respectively	727,419	29,482
Intangible assets, net of accumulated amortization of $7,186 and $6,088, respectively	30,746	27,199
Other	5,626	2,605

Total other assets	788,730	67,053

Total assets	$1,311,687	$537,236

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,024	$15,304
Accrued payroll and related expenses	19,838	11,677
Other accrued liabilities	60,846	52,275
Accrued interest	11,622	2,659
Current maturities of long-term debt	4,307	23,775

Total current liabilities	110,637	105,690

Long-term debt	994,845	252,561
Deferred income taxes	27,667	10,762
Other long-term obligations	536	236
Minority interests in equity of consolidated subsidiaries	—	64,035
Commitments and contingent liabilities (Note 18)	—	—
Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,829,480 and 28,394,423 shares issued and outstanding at December 31, 2001 and 2000, respectively	288	284
Capital in excess of par	86,845	80,693
Accumulated other comprehensive income	1,809	—
Retained earnings	89,060	22,975

Total stockholders' equity	178,002	103,952

Total liabilities and stockholders' equity	$1,311,687	$537,236

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Casino	$783,405	$658,883	$559,147
Admissions	18,465	18,998	18,893
Food, beverage and other	82,060	66,146	57,998

	883,930	744,027	636,038
Less promotional allowances	(99,180)	(93,394)	(76,387)

Net revenues	784,750	650,633	559,651

Costs and expenses:
Casino	337,538	272,138	237,809
Selling, general and administrative	118,698	107,240	95,365
Food, beverage and other	61,682	46,575	41,528
Other operating expenses	36,343	30,230	27,866
Depreciation and amortization	47,316	36,094	34,058
Write-down of assets held for sale	—	6,800	—

	601,577	499,077	436,626

Income from operations	183,173	151,556	123,025

Other income (expense):
Interest income	752	1,368	2,870
Interest expense	(67,569)	(34,768)	(48,594)

	(66,817)	(33,400)	(45,724)

Income before minority interests, income taxes and extraordinary items	116,356	118,156	77,301
Minority interests	(4,086)	(40,466)	(34,975)
Income tax expense	(46,185)	(31,161)	(5,900)

Income before extraordinary items	66,085	46,529	36,426
Extraordinary loss on extinguishment of debt (net of income tax benefit of $—, $770 and $13,500, respectively)	—	(1,154)	(24,920)

Net income	66,085	45,375	11,506
Preferred stock dividends and accretion	—	—	(27)

Net income attributable to common stockholders	$66,085	$45,375	$11,479

Basic net income per share	$2.31	$1.60	$0.41

Diluted net income per share	$2.25	$1.56	$0.40

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except share and per share data)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$66,085	$45,375	$11,506
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary items	—	1,154	24,920
Depreciation	37,612	33,448	31,393
Amortization	12,471	3,905	4,288
Deferred income taxes	13,618	14,649	4,292
Compensation expense recognized on issuance of stock	—	39	113
Loss on the disposal of equipment	528	197	902
Minority interests	4,086	40,466	34,975
Write-down of assets held for sale	—	6,800	—
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(232)	1,465	(1,534)
Other current assets	(419)	149	(607)
Accounts payable	(3,501)	(2,590)	7,394
Accrued liabilities	10,162	12,384	8,917
Other	(1,931)	346	94

Net cash provided by operating activities	138,479	157,787	126,653

Cash flows from investing activities:
Purchases of property and equipment	(30,242)	(33,229)	(37,162)
Purchases of minority interests in partnership	(366,710)	(9,150)	—
Purchase of Empress Casino Joliet, net of cash acquired	(451,554)	—	—
Other	230	(1,619)	18

Net cash used in investing activities	(848,276)	(43,998)	(37,144)

Cash flows from financing activities:
Proceeds (repayment) of line of credit, net	114,800	(56,400)	103,800
Payments on long-term debt and installment contracts	(16,234)	(4,734)	(6,830)
Increase in deferred finance costs	(20,608)	(842)	(8,736)
Repurchase of First Mortgage Notes	—	(23,716)	(241,043)
Redemption of convertible debentures	—	—	(117,280)
Proceeds from issuance of long-term debt	634,000	—	200,000
Cash held in escrow	—	25,244	(25,244)
Repayment of partner loans	(266)	(19,830)	(16,285)
Partnership distributions	(5,655)	(21,634)	(20,043)
Proceeds from stock option exercises	1,607	293	—
Other	—	114	(615)

Net cash provided by (used in) financing activities	707,644	(101,505)	(132,276)

Net (decrease) increase in cash and cash equivalents	(2,153)	12,284	(42,767)
Cash and cash equivalents, beginning of year	59,374	47,090	89,857

Cash and cash equivalents, end of year	$57,221	$59,374	$47,090

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance, December 31, 1998	25,830,313	$258	$74,484	$—	$(33,879)	$40,863
Restricted stock compensation expense	—	—	113	—	—	113
Preferred stock conversion	2,310,011	23	5,344	—	—	5,367
Warrants converted	172,496	2	355	—	—	357
Exercise of stock options	11,156	—	46	—	—	46
Convertible debentures converted into stock	1,130	—	20	—	—	20
Net income	—	—	—	—	11,506	11,506
Preferred stock dividends and accretion	—	—	—	—	(27)	(27)

Balance, December 31, 1999	28,325,106	283	80,362	—	(22,400)	58,245
Restricted stock compensation expense	—	—	39	—	—	39
Exercise of stock options	69,317	1	292	—	—	293
Net income	—	—	—	—	45,375	45,375

Balance, December 31, 2000	28,394,423	284	80,693	—	22,975	103,952
Exercise of stock options, including tax benefit	435,057	4	6,152	—	—	6,156
Comprehensive income:
Other comprehensive income—interest rate swaps	—	—	—	1,809	—	1,809
Net income	—	—	—	—	66,085	66,085

Comprehensive income						67,894
Balance, December 31, 2001	28,829,480	$288	$86,845	$1,809	$89,060	$178,002

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Summary of Significant Accounting Policies

        Basis of Presentation—Argosy Gaming Company provides casino-style gaming and related entertainment to the public and, through our subsidiaries, operates riverboat casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as "Argosy" or the "Company", refer to Argosy Gaming Company and all of its subsidiaries.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. Under certain conditions, our subsidiaries are required to obtain approval from state gaming authorities before making distributions to Argosy.

        Certain 2000, 1999 and quarterly financial information amounts have been reclassified to conform to the 2001 presentation.

        Cash and Cash Equivalents—We consider cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Property and Equipment—We record property and equipment at cost. We amortize improvements over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings and shore improvements	5 to 33 years
Riverboats, docks and improvements	2 to 20 years
Furniture, fixtures and equipment	5 to 10 years

        Impairment of Long-Lived Assets—When events or circumstances indicate that the carrying amount of long-lived assets, including goodwill, to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured on a location-by-location basis by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

        Deferred Finance Costs—We amortize deferred finance costs over the life of the respective loans using the effective interest method.

        Goodwill—Goodwill represents the cost of net assets acquired in excess of their fair value. We amortize goodwill for acquisitions prior to June 30, 2001, over lives up to 40 years. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually. In accordance with SFAS 142, effective January 1, 2002, all goodwill will no longer be amortized, but is subject to impairment testing at least annually.

        Other Intangible Assets—We amortize other intangible assets over their estimated useful lives or the lives of the respective leases or development agreements including extensions.

        Revenues and Promotional Allowances—We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. We recognize admissions, hotel and other revenue at the time the related service is performed.

        The retail value of admissions, hotel rooms, food, beverage and other items which were provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

	Years Ended December 31,
	2001	2000	1999
Admissions	$7,574	$6,377	$5,895
Hotel rooms	1,554	1,336	1,059
Food, beverage and other	32,740	27,858	23,347

        Advertising Costs—We expense advertising costs as incurred. Advertising expense was $13,329, $9,857 and $10,527 in 2001, 2000 and 1999, respectively.

        Development and Preopening Costs—We expense development costs incurred in an effort to identify and develop new gaming locations as incurred. We expense preopening costs as incurred. Preopening expense was $820, $336 and $0 for 2001, 2000 and 1999, respectively.

        New Accounting Standards—We adopted new accounting guidance (EITF 00-14 and EITF 00-22) effective beginning with the first quarter 2001, which requires the cash-back component of our "Argosy Preferred Card" customer loyalty program, including promotional coupons, be classified as a reduction of revenues. These amounts had previously been classified as casino and selling, general and administrative expenses. The new guidance impacts only the classification of these amounts on our income statement with no impact on income from operations. We reclassified $44,211 and $34,903 for the years ended December 31, 2000 and 1999, respectively, from cost and expenses to promotional allowances to reflect the impact of implementing this new guidance.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We applied SFAS No. 141 for our acquisition of the Empress Casino Joliet. Our consolidated financial statements were not impacted by the adoption of SFAS No. 141.

        Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, our acquisition of the Empress Casino Joliet was immediately subject to the provisions of SFAS No. 142. For all goodwill and intangible assets acquired before June 30, 2001, SFAS No. 142 will be implemented on January 1, 2002. We will test these assets for impairment at least annually. Other than during any periods in which we may record a charge for impairment, we expect the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on our preliminary evaluation, we expect amortization expense for the year ended

December 31, 2001, would have decreased by approximately $7,754 had SFAS No. 142 been effective for 2001 for goodwill acquired prior to July 1, 2001.

        Application of the nonamortization provisions of SFAS No. 142 to goodwill acquired prior to June 30, 2001, is expected to result in an increase in net income of $8,559 in 2002. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, in the first quarter of 2002. Impairment charges, if any, resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what the effect of these tests will be on our earnings and our financial position.

        Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by us on January 1, 2003. Adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

2. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2001	2000
Land	$48,353	$39,252
Buildings, leasehold and shore improvements	247,716	211,152
Riverboats, docks and improvements	168,531	154,697
Furniture, fixtures and equipment	140,782	116,740
Construction in progress	8,774	19,823

	614,156	541,664
Less accumulated depreciation and amortization	(171,543)	(143,675)

Net property and equipment	$442,613	$397,989

3. Write-Down of Assets Held for Sale

        During December 1999, we replaced the landing facility at our Alton property. In June 2000, we recorded a $6,800 pretax charge to write down the previous landing facility as we determined we had no planned alternate use for the landing facility.

4. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2001	2000
Accrued gaming and admission taxes	$25,155	$23,732
Slot club liability	5,469	4,552
Accrued insurance expense	9,411	9,665
Other	20,811	14,326

	$60,846	$52,275

5. Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2001	2000
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin (from 4.58% to 6.13% at December 31, 2001)	$162,200	$47,400
Term loan, matures July 31, 2008, principal and interst payments due quarterly at either LIBOR and/or prime plus a margin (4.8% at December 31, 2001)	273,625	—
Senior subordinated notes, due September 2011, interest payable quarterly at 9.0%	200,000	—
Senior subordinated notes, including unamortized premium of $8,331 at December 31, 2001, due June 1, 2009, interest payable semi- annually at 10.75%	358,331	200,000
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	4,996	5,831
Notes payable, principal and interest payments due monthly through December 2001, interest payable at prime + 1% secured by a gaming vessel and certain equipment	—	14,024
Loans from partner, principal due in installments, interest payable at prime +6%	—	9,081

	999,152	276,336
Less: current maturities	4,307	23,775

Long-term debt, less current maturities	$994,845	$252,561

        We have borrowings outstanding under two separate senior subordinated notes issues totaling $558,331 ("subordinated notes"). Additionally, we have entered into an amended and restated senior secured line of credit of $400,000 and a term loan of $275,000 (together our "credit facility"). The credit facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers. Our wholly owned operating subsidiaries guarantee the subordinated notes. The subordinated notes rank junior to all of our senior indebtedness, including borrowings under the credit facility.

        The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants. In addition, the credit facility requires us to maintain certain financial ratios as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0. As of December 31, 2001, we are in compliance with these ratios. The credit facility is subject to scheduled reductions of 2.5% to 5.0% of the total original borrowing availability per quarter, beginning June 30, 2003. We have $2,736 in letters of credit outstanding at December 31, 2001.

        Interest expense for the years ended December 31, 2001, 2000 and 1999, was $67,569 (net of $291 capitalized), $34,768 (net of $717 capitalized) and $48,594 (net of $115 capitalized), respectively.

        Long-term debt matures as follows:

Years ended December 31,
2002	$4,307
2003	4,469
2004	4,648
2005	4,414
2006	166,332
Thereafter	814,982

$999,152

6. Derivative Financial Instruments

        During 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the balance sheet and measured at fair value. As we had no outstanding derivative financial instruments at January 1, 2001, the adoption of SFAS 133 had no impact on our financial statements.

        We use interest rate swap agreements from separate financial institutions to manage our interest rate risk associated with our term loan as required under the credit facility. We have entered into three interest rate swaps that have fixed the interest rate as of October 31, 2001, for $200,000 of our variable rate term loan under our credit facility. The three separate swap agreements carry original notional amounts of $100,000, $50,000 and $50,000. For each swap agreement, we agree to receive a floating rate of interest on the notional amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%. All three swap agreements mature on September 30, 2004. Two of the three swap agreements have reductions in the notional amounts proportionally with the quarterly payments on the term loan beginning December 31, 2001. The total notional amounts are $199,750 at December 31, 2001.

        Our present interest rate swap agreements are cash flow hedges as we agree to pay fixed rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other assets ($3,066 pretax at December 31, 2001) and the related change in fair value of these agreements is deferred in stockholders' equity as a component of accumulated other comprehensive income ($1,809, net of taxes of $1,257, at December 31, 2001). These deferred amounts are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the year ended December 31, 2001, the gains on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

7. Convertible Preferred Stock and Warrants

        On June 16, 1998, we issued $8,000 of Series A Convertible Preferred Stock ("Preferred Shares"), together with warrants to purchase an additional 292,612 shares of common stock at $3.89 per share. The warrants expire in 2003.

        The Preferred Shares provided for a 4% dividend per annum, payable in cash and/or in kind, at the time of conversion or maturity, at our option. Through December 31, 1998, Preferred Shares had been converted into 1,331,980 shares of common stock. During the year ended December 31, 1999, the remaining Preferred Shares were converted into 2,310,011 shares of common stock. During 1999, 201,172 warrants were converted into 172,496 shares of common stock.

8. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2001	2000	1999
Numerator:
Income before extraordinary items	$66,085	$46,529	$36,426
Preferred stock dividends and accretion	—	—	(27)

Numerator for basic earnings per share— income attributable to common stockholders	66,085	46,529	36,399
Effect of dilutive securities:
Preferred stock dividends	—	—	27

Numerator for diluted earnings per share—income available to common stockholders after assumed conversions	$66,085	$46,529	$36,426

Denominator:
Denominator for basic earnings per share— weighted-average shares outstanding	28,646,827	28,328,397	27,828,398
Effect of dilutive securities (computed using the treasury stock method):
Warrants	77,864	68,573	163,073
Stock options	590,175	712,085	569,451
Preferred stock	—	—	264,806
Restricted stock	—	34,488	94,928

Denominator for diluted earnings per share—adjusted
weighted-average shares and assumed conversions	29,314,866	29,143,543	28,920,656

Basic earnings per share—before extraordinary items	$2.31	$1.64	$1.31
Extraordinary items	—	(0.04)	(0.90)

Basic earnings per share—including extraordinary items	$2.31	$1.60	$0.41

Diluted earnings per share—before extraordinary items	$2.25	$1.60	$1.26
Extraordinary items	—	(0.04)	(0.86)

Diluted earnings per share—including extraordinary items	$2.25	$1.56	$0.40

8. Earnings Per Share (Continued)

        At December 31, 2000 and 1999, employee stock options to purchase 115,353 shares and 150,000 shares of common stock priced at $18.00 and $16.75 per share, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

9. Income Taxes

        Income tax (expense) benefit for the years ended December 31, 2001, 2000 and 1999, consists of the following:

	2001	2000	1999
Current:
Federal	$(27,258)	$(12,975)	$(13,567)
State	(4,787)	(3,537)	(1,541)

	(32,045)	(16,512)	(15,108)

Deferred:
Federal	(12,615)	(14,653)	9,315
State	(1,525)	4	(107)

	(14,140)	(14,649)	9,208

Income tax expense	$(46,185)	$(31,161)	$(5,900)

        Income tax expense for the years ended December 31, 2001, 2000 and 1999, differs from that computed at the federal statutory corporate tax rate as follows:

	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	1.9	1.4
Valuation allowance	—	—	(13.7)
Goodwill amortization	0.2	0.2	0.3
Minority interest in partnership income	(1.2)	(12.0)	(15.8)
Other, net	2.2	1.2	0.4

	39.7%	26.3%	7.6%

        The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:

	2001	2000
Depreciation	$(11,840)	$(9,251)
Preopening	1,260	2,357
Accrued insurance	3,270	2,195
Benefit of net operating loss carryforward	1,842	2,496
Goodwill amortization	(9,920)	(1,082)
Interest rate swaps	(1,257)	—
State taxes	(6,229)	(2,934)
Other, net	2,755	2,134

	(20,119)	(4,085)
Valuation allowance	(1,191)	(1,828)

Net deferred tax asset (liability)	$(21,310)	$(5,913)

        The valuation allowance relates to state deferred tax assets established under SFAS 109 for Louisiana net operating loss carryforwards of approximately $23,000 and $30,000 at December 31, 2001 and 2000, respectively. These loss carryforwards, which will expire from 2012 through 2019, will be carried forward to future years for possible utilization. During 1999, we recognized a $10,000 tax benefit representing utilization of prior federal income tax net operating losses.

10. Supplemental Cash Flow Information

        We paid $54,477, $34,145 and $48,401 for interest, and $34,583, $16,165 and $1,515 for income taxes in 2001, 2000 and 1999, respectively.

        We issued 435,057, 69,317 and 2,494,793 shares of additional common stock resulting from the conversion of preferred stock, the exercise of stock options, conversion of debentures and the conversion of warrants during 2001, 2000 and 1999, respectively. During 2001, we recorded a tax benefit of $4,549 from the exercise of common stock options.

11. Leases

        Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2001, are as follows:

Years ending December 31,
2002	$2,191
2003	729
2004	630
2005	548
2006	295
Thereafter	16,522

$20,915

        Rent expense for the years ended December 31, 2001, 2000 and 1999, was $8,821, $8,369 and $4,916, respectively.

12. Stock Option Plans

        We adopted the Argosy Gaming Company Stock Option Plan, as amended, ("Stock Option Plan"), which provides for the grant of non-qualified stock options for up to 2,500,000 shares of common stock to our key employees. These options expire 10 years after their respective grant dates and become exercisable over specified vesting periods. At December 31, 2001, options for 452,187 shares are exercisable under the Stock Option Plan at a weighted-average price of $5.83. The weighted-average contractual life of outstanding options at December 31, 2001, is approximately 6.9 years and the weighted-average exercise price of options outstanding is $7.57. The weighted-average fair value of options granted was $11.61, $9.90 and $3.07, during 2001, 2000 and 1999, respectively.

        We also have adopted the Argosy Gaming Company 1993 Directors Stock Option Plan ("Directors Option Plan"), which provides for a total of 50,000 shares of common stock to be authorized and reserved for issuance. The Directors Option Plan provides for the grant of non-qualified stock options at fair market value to our non-employee directors. These options expire five years after their respective grant dates and become exercisable over a specified vesting period. At December 31, 2001, no options are exercisable. The weighted-average contractual life of outstanding options at December 31, 2001, is approximately 4.2 years and the weighted-average exercise price of options outstanding is $22.30. The weighted-average fair value of options granted during 2001 was $11.51.

        We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for employee stock options. Under APB 25, we do not recognize compensation expense when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

        We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for either stock plan. Had the valuation methods under SFAS 123 been used for our stock option grants, our fiscal 2001 pro forma net income attributable to common stockholders would have been $65,425 and pro forma diluted net income per share would have been $2.23. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected volatility 51.3%; risk-free interest rate of 4.75%; and expected option life of five years. Our fiscal 2000 pro forma net income attributable to common stockholders would have been $45,007 and the pro forma diluted net income per share would have been $1.54. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected volatility 57.0%; risk-free interest rate of 6%; and expected option life of five years. The fiscal 1999 pro forma net income attributable to common stockholders would have been $11,089 and the pro forma diluted net income per share would have been $0.38. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected volatility 56.5%; risk-free interest rate of 6%; and expected option life of three years. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

        A summary of all stock option activity is as follows:

	Stock Option Plan		Directors Option Plan
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 1998	1,592,179	$10.22	6,000	$11.50
Granted	275,000	7.14	—	—
Exercised	(11,156)	4.25	—	—
Forfeited	(658,000)	16.75	—	—

Outstanding, December 31, 1999	1,198,023	5.98	6,000	11.50
Granted	115,353	18.00	—	—
Exercised	(69,317)	4.21	—	—
Forfeited	(170,449)	15.25	(6,000)	11.50

Outstanding, December 31, 2000	1,073,610	5.91	—	—
Granted	5,089	22.62	9,000	22.30
Exercised	(435,057)	3.69	—	—
Forfeited	(33,057)	7.04	—	—

Outstanding, December 31, 2001	610,585	7.57	9,000	22.30

        The following table summarizes information about options outstanding under the Stock Option Plan at December 31, 2001:

Range of Exercise Prices	Outstanding as of December 31, 2001	Weighted-Average Remaining Contractual Life	Outstanding Weighted-Average Exercise Price	Exercisable as of December 31, 2001	Exercisable Weighted-Average Exercise Price
$3.13-$7.50	499,243	6.45	$5.19	417,576	$4.82
$18.00-$25.72	111,342	8.98	18.21	34,611	18.00

	610,585	6.91	7.57	452,187	5.83

13. Restricted Stock

        During 2000, 99,000 shares of restricted stock issued by us in 1997 vested. Compensation expense was amortized for restricted stock issued over the period from the date of grant until the respective vesting dates. Compensation expense of $39 and $113 was recognized in 2000 and 1999, respectively.

14. Employees Benefit Plan

        We established a 401(k) defined-contribution plan, which covers substantially all of our full-time employees. Participants can contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. We match a portion of participants' contributions in an amount determined annually by us. Expense recognized under the plan was approximately $1,935, $1,715 and $1,145 in 2001, 2000 and 1999, respectively.

15. Acquisitions

        In 2001, we purchased the 42.5% limited partnership interests in the Argosy Casino and Hotel in Lawrenceburg, Indiana (the "Lawrenceburg Casino") for an aggregate price of $365,000 including all preferred equity interests and outstanding partner loans. As a result of these acquisitions, we now own 100% of the Lawrenceburg Casino.

        The purchase prices for the minority interests were determined based upon estimates of future cash flows and evaluations of the net worth of the assets acquired. The purchases were accounted for under the purchase method. Our purchase price allocation resulted in approximately $298,000 in goodwill, which was being amortized over a 40-year life. In accordance with SFAS 142, amortization of the remaining book value of goodwill will cease as of January 1, 2002, and will be tested for impairment at least annually. The purchases were funded with approximately $155,000 of net proceeds from the issuance of subordinated notes and borrowings of approximately $210,000 under our credit facility.

        On July 31, 2001, we diversified our operations and cash flows by completing the acquisition of 100% of the Empress Casino Joliet Corporation (with casino operations located in Joliet, Illinois) for approximately $463,764. The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. We funded this acquisition through the issuance of subordinated notes and borrowings under the credit facility. The results of operations for the Empress Casino Joliet for the five months ended December 31, 2001, since the acquisition, are included in our consolidated statements of income. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date. Third party valuations have been obtained for property and equipment and intangible assets.

At July 31, 2001
Current assets	$14,760
Property and equipment	52,970
Intangible assets	5,400
Goodwill	409,012

Total assets acquired	482,142

Current liabilities	(18,048)
Other noncurrent liabilities	(330)

Total liabilities assumed	(18,378)

Net	$463,764

        Intangible assets include $4,300 and $1,100 for trade name and customer list, respectively. These intangibles are being amortized over a five-year life. In accordance with SFAS 142, the goodwill is not amortized but instead is subject to impairment tests at least annually. The goodwill is expected to be deductible for tax purposes.

        The following unaudited pro forma consolidated financial information has been prepared assuming our acquisitions had occurred on the first day of the respective year.

	For the year ended
	December 31, 2001	December 31, 2000
	(unaudited)	(unaudited)
Net revenues	$948,095	$890,937

Income from operations	$225,915	$213,508

Net income	$76,119	$60,203

Diluted net income per share	$2.59	$2.07

        These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the respective year, or of future results.

16. Fair Value of Financial Instruments

        The estimated fair values of our financial instruments at December 31, 2001 are as follows:

	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$57,221	$57,221
Liabilities:
Senior Secured Line of Credit	162,200	162,200
Term Loan	273,625	275,335
Subordinated Notes (9%)	200,000	210,000
Subordinated Notes (10 3/4%)	358,331	385,000
Other long-term debt	4,996	4,996

        The fair value of the Subordinated Notes and Term Loan is based on quoted market prices. We estimate the fair value of the remainder of our long-term debt approximates carrying value.

17. Quarterly Financial Information (unaudited)

	First(1)	Second	Third(2)	Fourth
2001:
Net revenues	$170,735	$165,965	$216,892	$231,158
Income from operations	40,188	37,004	49,568	56,396
Other expense, net	11,396	13,806	20,434	21,349
Net income attributable to common stockholders	14,583	13,681	17,157	20,664
Net income per share
Basic	0.51	0.48	0.60	0.72
Diluted	0.50	0.47	0.58	0.70
	First	Second	Third	Fourth
2000:
Net revenues	$164,271	$161,908	$169,318	$155,136
Income from operations(3)	41,923	31,467	40,705	37,461
Other expense, net	9,625	8,956	7,676	7,143
Income before extraordinary item	13,419	7,751	13,135	12,224
Income per share before extraordinary item
Basic	0.47	0.27	0.46	0.43
Diluted	0.46	0.23	0.45	0.42
Net income attributable to common stockholders(4)	13,419	6,597	13,135	12,224
Net income per share(4)
Basic	0.47	0.27	0.46	0.43
Diluted	0.46	0.23	0.45	0.42

(1)
During the first quarter 2001, we acquired the minority interests of our Lawrenceburg partnership, giving us 100% ownership.

(2)
Effective July 31, 2001, we acquired 100% of the Empress Casino Joliet.

(3)
The second quarter of 2000 includes a $6,800 pretax charge related to the write-off of the former landing facility at our Alton property.

(4)
The second quarter of 2000 includes an extraordinary loss of $1,200 related to completion of the final phase of the 1999 refinancing.

18. Commitments and Contingent Liabilities

        We are subject, from time to time, to various legal and regulatory proceedings in the ordinary course of business. We believe current proceedings will not have a material effect on our financial condition or the results of our operations.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Argosy Gaming Company

        We have audited the accompanying consolidated balance sheets of Argosy Gaming Company as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argosy Gaming Company at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Chicago, Illinois
January 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement filed March 14, 2002.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference from the Company's definitive proxy statement filed March 14, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference from the Company's definitive proxy statement filed March 14, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference from the Company's definitive proxy statement filed March 14, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K.

1.
Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 21 through 40 of this Form 10-K.

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

  3.
  The exhibits listed on the "Index to Exhibits" on pages 42 through 45 are filed with this Form 10-K or incorporated by reference as set forth below.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certification of Incorporation of the Company (previously filed with the Securities and Exchange Commission ("SEC") as an Exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).
3.3	Certificate of Incorporation of Alton Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.4	By-laws of Alton Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.5	Certificate of Incorporation of Argosy of Louisiana, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.6	By-laws of Argosy of Louisiana, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.7	Amended and Restated Articles of Partnership In Commendam of Catfish Queen Partnership In Commendam (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.8	Certificate of Incorporation of the Indiana Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.9	By-laws of the Indiana Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.10	Certificate of Incorporation of Iowa Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.11	By-laws of Iowa Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-83567) and incorporated herein by reference).
3.12	Certificate of Incorporation of Jazz Enterprises, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.13	By-laws of Jazz Enterprises, Inc. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.14	Certificate of Incorporation of The Missouri Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.15	By-laws of The Missouri Gaming Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
3.16	Certificate of Incorporation of Des Moines Gaming Company/Argosy of Iowa, Inc. (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11853) and incorporated herein by reference).
3.17	By-laws of Des Moines Gaming Company/Argosy of Iowa, Inc. (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11853) and incorporated herein by reference).
3.18	Articles of Organization of Centroplex Centre Convention Hotel, L.L.P. (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11853) and incorporated herein by reference).
3.19	Amended and Restated Agreement of Limited Partnership of Belle of Sioux City, L.P. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
3.20	Certificate of Incorporation of Empress Casino Joliet Corporation.
3.21	By-laws of Empress Casino Joliet Corporation.
3.22	Third Amended and Restated Agreement of Limited Partnership of Indiana Gaming Company, L.P. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
3.23	Agreement of Limited Partnership of Indiana Gaming II, L.P. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
3.24	Certificate of Incorporation of Indiana Gaming Holding Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
3.25	By-laws of Indiana Gaming Holding Company (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).
4.2	Indenture dated as of June 8, 1999 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein, for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

4.3	Form of the Company's 10 3/4% Senior Subordinated Notes due 2009 issued on June 8, 1999 in the aggregate principal amount of $200,000,000 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
4.4	First Supplemental Indenture dated as of February 8, 2001 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
4.5	Second Supplemental Indenture dated as of March 2, 2001 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
4.6	Third Supplemental Indenture dated as of March 12, 2001 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
4.7	Fourth Supplemental Indenture dated as of July 31, 2001 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009.
4.8	Indenture dated as of July 31, 2001 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein, for the Company's 9% Senior Subordinated Notes due 2011.
4.9	Form of the Company's 9% Senior Subordinated Notes due 2011 issued on July 31, 2001 in the aggregate principal amount of $200,000,000.
4.10	First Supplemental Indenture dated as of July 31, 2001 by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 9% Senior Subordinated Notes due 2011.
4.11	Form of Securities Purchase Agreement dated May 29, 1998 between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
4.12	Form of Warrant to Purchase Common Stock (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.1	Stock Option Plan (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).
10.2	Form of Indemnification Agreement (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).
10.3	Director Option Plan (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

10.4	Agreement to Purchase Stock dated January 30, 1995 by and among the Company, Jazz Enterprises, Inc. and the signatory shareholders of Jazz Enterprises, Inc. (previously filed with the SEC as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
10.5	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P. dated as of April 13, 1994 as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P. dated as of December 28, 1995 (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.6	Employment Agreement between the Company and James B. Perry dated as of April 22, 1999 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
10.7	Form of Employment Agreement between the Company and Executive Officers.
10.8	Second Amended and Restated Credit Agreement dated as of July 31, 2001 among the Company, Alton Gaming Company, Argosy of Iowa, Inc., Argosy of Louisiana, Inc., Belle of Sioux City, L.P., Catfish Queen Partnership In Commendam, Centroplex Centre Convention Hotel, L.L.C., Empress Casino Joliet Corporation, Indiana Gaming II, L.P., The Indiana Gaming Company, Indiana Gaming Holding Company, Indiana Gaming Company, L.P., Iowa Gaming Company, Jazz Enterprises, Inc. and The Missouri Gaming Company, as Borrowers, the Lenders named therein and Wells Fargo Bank, National Association, as Agent Bank (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated August 14, 2001 and incorporated herein by reference).
10.9	Transfer of Ownership Agreement, dated July 24, 2001, among Argosy Gaming Company, Empress Casino Joliet Corporation and the Illinois Gaming Board (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated August 14, 2001 and incorporated herein by reference).
10.10	Trust Agreement, dated July 24, 2001, among Argosy Gaming Company and LaSalle Bank National Association (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated August 14, 2001 and incorporated herein by reference).
21	List of Subsidiaries.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney of directors.

(b)
The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 2001.

    None

(c)
The Exhibits filed herewith, if any, are identified on the Exhibit index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2002.

ARGOSY GAMING COMPANY
By:	/s/ JAMES B. PERRY James B. Perry President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES B. PERRY James B. Perry	President, Chief Executive Officer and Director	March 14, 2002
/s/ DALE R. BLACK Dale R. Black	Senior Vice President—Chief Financial Officer (Principal Accounting Officer)	March 14, 2002
* Edward F. Brennan	Director
* George L. Bristol	Director
* F. Lance Callis	Director
* William F. Cellini	Director
* Jimmy F. Gallagher	Director
* John B. Pratt, Sr.	Director
*
Dale R. Black, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Registration Statement.
/s/ DALE R. BLACK Dale R. Black Attorney-in-Fact

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS (Parent Company only)
December 31, 2001 and 2000
(All dollar amounts in thousands, except share data)

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$1,546	$3,476
Income taxes receivable	6,553	1,074
Receivables	526	371
Deferred income taxes	3,237	1,583
Other current assets	2,277	1,814

Total current assets	14,139	8,318
Net property and equipment	5,109	2,181
Deferred finance costs, net	24,939	7,656
Goodwill, net	290,596	769
Investment in and advances to consolidated subsidiaries	864,888	342,982
Other assets	3,247	272

Total assets	$1,202,918	$362,178

Current liabilities:
Accounts payable and accrued liabilities	$7,883	$7,121
Accrued interest	11,622	2,122
Current maturities of long-term debt	3,564	—

Total current liabilities	23,069	9,243
Long-term debt	990,592	247,400
Deferred income taxes	11,255	1,583
Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,829,480 and 28,394,423 shares issued and outstanding at December 31, 2001 and 2000, respectively	288	284
Capital in excess of par	86,845	80,693
Accumulated other comprehensive income	1,809	—
Retained earnings	89,060	22,975

Total stockholders' equity	178,002	103,952

Total liabilities and stockholders' equity	$1,202,918	$362,178

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF INCOME (Parent Company only)
December 31, 2001, 2000 and 1999
(All dollar amounts in thousands)

	Years Ended December 31,
	2001	2000	1999
Revenues
Management fees and other	$4,930	$4,502	$3,108
Costs and expenses
General and administrative	27,804	15,875	15,144
Writedown of assets held for sale	—	6,800	—

Loss from operations	(22,874)	(18,173)	(12,036)
Net interest expense	(45,033)	(23,729)	(32,203)
Equity in net income of consolidated subsidiaries	108,936	73,171	49,383

Income before income taxes and extraordinary item	41,029	31,269	5,144
Income tax benefit	25,056	15,260	31,282

Income before extraordinary item	66,085	46,529	36,426
Extraordinary loss on extinguishment of debt (net of income tax benefit of $— in 2001, $770 in 2000 and $13,500 in 1999)	—	(1,154)	(24,920)

Net income	66,085	45,375	11,506
Preferred stock dividend and accretion	—	—	(27)

Net income attributable to common stockholders	$66,085	$45,375	$11,479

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company only)
December 31, 2001, 2000 and 1999
(All dollar amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$66,085	$45,375	$11,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,772	1,635	1,654
Gain on sale of assets	—	—	(203)
Equity in net income of consolidated subsidiaries	(108,936)	(73,171)	(49,383)
Extraordinary item	—	1,154	24,920
Writedown of assets held for sale	—	6,800	—
Compensation expense recognized on issuance of stock	—	39	113
Deferred income taxes	7,612	14,707	2,522
Changes in operating assets and liabilities:
Other current assets	(2,496)	326	(1,141)
Accounts payable and accrued liabilities	10,262	2,096	783

Net cash used in operating activities	(17,701)	(1,039)	(9,229)

Cash flows from investing activities:
Proceeds from sale of assets	—	—	503
Investment in and repayments from subsidiaries	(412,970)	68,283	47,816
Goodwill acquired in purchases of minority interests in partnerships	(296,508)	(7,568)	—
Purchases of property and equipment	(3,175)	(1,415)	(382)

Net cash (used in) provided by investing activities	(712,653)	59,300	47,937

Cash flows from financing activities:
Proceeds (repayment) of line of credit, net	114,800	(56,400)	103,800
Proceeds from the issuance of long-term debt	634,000	—	200,000
Payments on long-term debt	(1,375)	—	—
Cash held in escrow	—	25,244	(25,244)
Repurchase of First Mortgage Notes	—	(23,716)	(241,043)
Redemption of convertible debentures	—	—	(117,280)
Increase in deferred finance costs	(20,608)	(842)	(8,736)
Other	1,607	398	(492)

Net cash provided by (used in) financing activities	728,424	(55,316)	(88,995)

Net (decrease) increase in cash and cash equivalents	(1,930)	2,945	(50,287)
Cash and cash equivalents, beginning of year	3,476	531	50,818

Cash and cash equivalents, end of year	$1,546	$3,476	$531

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO FINANCIAL STATEMENTS (Parent Company only)
December 31, 2001, 2000 and 1999

Basis of presentation

        The accompanying condensed financial information of Argosy Gaming Company ("Argosy") includes the accounts of Argosy, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy.

QuickLinks

PART I
  ITEM 1. BUSINESS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ARGOSY GAMING COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ARGOSY GAMING COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands)
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARGOSY GAMING COMPANY CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)
Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
SIGNATURES