Form 10-Q
period 2002-03-31
ARGOSY GAMING CO
filed 2002-05-10
CIK 895385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11853

ARGOSY GAMING COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	37-1304247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

219 Piasa Street Alton, Illinois 62002 (618) 474-7500
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  28,846,229 shares of Common Stock, $.01 par value per share, as of May 8, 2002.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2002	2001
	(unaudited)
Current assets:
Cash and cash equivalents	$59,359	$57,221
Accounts receivable	4,464	4,384
Income taxes receivable	—	6,703
Deferred income taxes	6,357	6,357
Other current assets	5,083	5,679
Total current assets	75,263	80,344

Net property and equipment	438,885	442,613

Other assets:
Deferred finance costs, net	23,739	24,939
Goodwill, net	727,443	727,443
Intangible assets, net	30,160	30,746
Other, net	6,289	5,626
Total other assets	787,631	788,754
Total assets	$1,301,779	$1,311,711

Current liabilities:
Accounts payable	$13,400	$14,048
Accrued payroll and related expenses	21,448	19,838
Other accrued liabilities	52,332	60,846
Accrued interest	14,836	11,622
Income taxes payable	7,358	—
Current maturities of long-term debt	4,346	4,307
Total current liabilities	113,720	110,661

Long-term debt	953,203	994,845
Deferred income taxes	30,808	27,667
Other long-term obligations	510	536

Stockholders' equity:
Common stock, $.01 par; 60,000,000 shares authorized; 28,845,710 and 28,829,480 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	289	288
Capital in excess of par	87,206	86,845
Accumulated other comprehensive income	2,283	1,809
Retained earnings	113,760	89,060
Total stockholders' equity	203,538	178,002
Total liabilities and stockholders' equity	$1,301,779	$1,311,711

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)	(unaudited)
Revenues:
Casino	$242,090	$171,780
Admissions	2,792	4,639
Food, beverage and other	24,732	17,167
	269,614	193,586
Less promotional allowances	(25,748)	(22,851)
Net revenues	243,866	170,735

Costs and expenses:
Casino	106,683	70,669
Selling, general and administrative	33,319	29,175
Food, beverage and other	18,737	12,578
Other operating expenses	10,494	8,052
Depreciation and amortization	11,614	10,073
	180,847	130,547
Income from operations	63,019	40,188

Other income (expense):
Interest income	50	486
Interest expense	(20,846)	(11,882)
	(20,796)	(11,396)

Income before income taxes and minority interests	42,223	28,792

Minority interests	—	(4,086)
Income tax expense	(17,523)	(10,123)

Net income	$24,700	$14,583

Basic net income per share	$0.86	$0.51

Diluted net income per share	$0.84	$0.50

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$24,700	$14,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,027	8,395
Amortization	1,591	2,052
Loss (gain) on sale of fixed assets	355	(29)
Minority interests	—	4,086
Deferred income taxes	2,962	(259)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	7,360	(694)
Accounts payable and other current liabilities	3,020	3,619
Net cash provided by operating activities	51,015	31,753

Cash flows from investing activities:
Purchases of property and equipment	(8,138)	(7,751)
Purchases of minority interests in partnership	—	(366,265)
Other	458	(1,076)
Net cash used in investing activities	(7,680)	(375,092)

Cash flows from financing activities:
Payments on long-term debt	(908)	(14,215)
Repayment of partner loans	—	(266)
Partnership equity distributions	—	(5,199)
Proceeds from issuance of subordinated notes	—	159,000
Proceeds from (repayment of) line of credit, net	(40,500)	195,400
Payments of deferred finance costs	—	(5,999)
Payment of preferred equity return and dividends to partner	—	(456)
Proceeds from stock option exercises	211	340
Other	—	21
Net cash (used in) provided by financing activities	(41,197)	328,626
Net increase (decrease) in cash and cash equivalents	2,138	(14,713)
Cash and cash equivalents, beginning of period	57,221	59,374
Cash and cash equivalents, end of period	$59,359	$44,661

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited—In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2001	28,829,480	$288	$86,845	$1,809	$89,060	$178,002
Exercise of stock options, including tax benefit	16,230	1	361			362
Comprehensive income:
Other comprehensive income - interest rate swaps				474		474
Net income for the three months ended March 31, 2002					24,700	24,700
Comprehensive income						25,174

Balance, March 31, 2002	28,845,710	$289	$87,206	$2,283	$113,760	$203,538

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

1.         Basis of Presentation

Argosy Gaming Company provides casino-style gaming and related entertainment to the public and, through our subsidiaries, operates casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa.  Except where otherwise noted, the words “we”, “us”, “our” and similar terms, as well as “Argosy” or the “Company”, refer to Argosy Gaming Company and all of its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in our Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated.  Such adjustments include only normal recurring accruals.  Certain 2001 amounts have been reclassified to conform to the 2002 financial statement presentation.

The Financial Accounting Standards Board issued SFAS Statement 142, “Goodwill and Other Intangible Assets.”  Under this statement, amortization of the remaining book value of goodwill ceased as of January 1, 2002 and will be tested for impairment at least annually.  During the first half of 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and as such have not yet determined what the effect of these tests, if any, will be on our earnings and financial position.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $1,310 would not have been recorded for the three months ended March 31, 2001.  This would have increased our net income by $773 to $15,356 and our diluted net income per share by $0.03 to $0.53 for the three months ended March 31, 2001.

2.         Long-Term Debt

Long-term debt consists of the following:

	March 31, 2002	December 31, 2001
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin	$121,700	$162,200

Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	272,938	273,625

Senior subordinated notes, including unamortized premium of $8,136 at March 31, 2002, due June 2009, interest payable semi-annually at 10.75%	358,136	358,331

Senior subordinated notes, due September 2011, interest payable quarterly at 9%	200,000	200,000

Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	4,775	4,996
	957,549	999,152
Less: current maturities	4,346	4,307
Long-term debt, less current maturities	$953,203	$994,845

On July 26, 2001, we issued $200,000 of 9.0% senior subordinated notes due 2011.  On February 1, 2001, we issued $150,000 of additional 10¾% senior subordinated notes due 2009.  Prior to this issuance, we had $200,000 of outstanding 10¾% subordinated notes (all “subordinated notes”).  On July 31, 2001, we entered into an amended and restated senior secured line of credit, maintaining our available line of credit at $400,000 and adding a term loan of $275,000 (“credit facility”).  The credit facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers.  Substantially all of our subsidiaries fully and unconditionally guarantee the subordinated notes on a joint and severable basis.  The subordinated notes rank junior to all of our senior indebtedness, including borrowings under the credit facility.

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of March 31, 2002, we are in compliance with these ratios.

3.         Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share -
Net income	$24,700	$14,583

Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	28,834,559	28,455,459

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	481,643	718,385
Warrants	81,424	75,023
Dilutive potential common shares	563,067	793,408

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,397,626	29,248,867

Basic earnings per share	$0.86	$0.51

Diluted earnings per share	$0.84	$0.50

4.         Acquisitions

In 2001, we purchased the 42.5% limited partnership interests in the Argosy Casino and Hotel in Lawrenceburg, Indiana (the “Lawrenceburg Casino”) for an aggregate price of $365,000 including all preferred equity interest and outstanding partner loans.  As a result of these acquisitions, we now own 100% of the Lawrenceburg casino.

The purchase prices for the minority interests were determined based upon estimates of future cash flows and evaluations of the net worth of the assets acquired.  The purchases are being accounted for under the purchase method.  The allocation of the purchase price resulted in approximately $298,000 in goodwill, which was being amortized over a 40-year life.  In accordance with SFAS Statement 142, amortization of the remaining book value of goodwill ceased as of January 1, 2002, and will be tested for impairment at least annually.  The purchases were funded with approximately $155,000 of net proceeds from the issuance of subordinated notes and borrowings of approximately $210,000 under our credit facility.

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

The Empress Casino Joliet acquisition was accounted for using the purchase method under SFAS Statement 141.  The allocation of the purchase price, using appraised values, resulted in approximately $409,000 in goodwill and $5,400 in intangibles.  In accordance with SFAS Statement 142, the goodwill will not be amortized but instead subject to impairment testing at least annually.

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2001 has been prepared assuming the acquisitions and implementation of SFAS Statements 141 and 142 had occurred on January 1, 2001 (for the three months ended March 31, 2001, pre-tax amortization of goodwill of $1,310 has been excluded).

	For the three months ended
	March 31, 2002 Actual	March 31, 2001 Pro Forma
	(unaudited)	(unaudited)
Net revenues	$243,866	$238,046

Income from operations	$63,019	$60,809

Net income	$24,700	$20,582

Diluted net income per share	$0.84	$0.70

These unaudited pro forma results are presented for comparative purposes only.  The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the respective year, or of future results.

5.         Commitments and Contingent Liabilities

We are subject to, from time to time, various legal and regulatory proceedings in the ordinary course of our business.  We believe that current proceedings will not have a material effect on our financial condition or the results of our operations.

ARGOSY GAMING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Except where otherwise noted, the words, “we,” “us,” “our” and similar terms, as well as references to “Argosy” or the “Company” refer to Argosy Gaming Company and all of its subsidiaries.

Overview

We own and operate the Alton Belle Casino, in Alton, Illinois; the Empress Casino Joliet in Joliet, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Belle of Sioux City Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.  In the first quarter of 2001, we became the sole owner of the Argosy Casino in Lawrenceburg, Indiana, through the purchase of the 42.5% minority interests in the property.  Prior to this acquisition, we were the majority owner of the Lawrenceburg casino and, as such, our historical consolidated financial statements included the assets, liabilities and results of operations for the Lawrenceburg casino on a consolidated basis.

On July 31, 2001, we acquired the Empress Casino Joliet in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago and approximately two miles from the intersection of Interstate 55 and Interstate 80.  We funded this acquisition through the issuance of $200 million of 9.0% senior subordinated notes due 2011 and a $275 million term loan through our amended and restated credit facility dated July 31, 2001.

	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$31,070	$31,087
Argosy Casino - Riverside	25,798	25,375
Argosy Casino - Baton Rouge	20,164	19,054
Belle of Sioux City Casino	9,778	8,869
Argosy Casino - Lawrenceburg	93,042	87,395
Empress Casino Joliet (1)	62,238	—
Total	$242,090	$171,780

Net Revenues
Alton Belle Casino	$30,006	$29,940
Argosy Casino - Riverside	24,786	24,391
Argosy Casino - Baton Rouge	20,506	18,570
Belle of Sioux City Casino	9,636	8,632
Argosy Casino - Lawrenceburg	95,095	89,069
Empress Casino Joliet (1)	63,731	—
Other	106	133
Total	$243,866	$170,735

Income (loss) from Operations (2)
Alton Belle Casino	$8,489	$9,500
Argosy Casino - Riverside	5,949	5,830
Argosy Casino - Baton Rouge	3,377	2,121
Belle of Sioux City Casino	2,154	1,855
Argosy Casino - Lawrenceburg	32,669	28,580
Empress Casino Joliet (1)	17,077	—
Jazz Enterprises, Inc. (3)	(746)	(1,243)
Corporate	(5,700)	(6,097)
Other	(250)	(358)
Total	$63,019	$40,188

EBITDA (2)(4)
Alton Belle Casino	$10,095	$10,938
Argosy Casino - Riverside	7,032	6,854
Argosy Casino - Baton Rouge	4,942	3,505
Belle of Sioux City Casino	2,709	2,244
Argosy Casino - Lawrenceburg	36,175	33,197
Empress Casino Joliet (1)	19,478	—
Lawrenceburg financial advisory fee (5)	—	(927)
Jazz Enterprises, Inc. (3)	(337)	(555)
Corporate	(5,450)	(4,982)
Other	(11)	(13)
Total	$74,633	$50,261

(1)          As we acquired the Empress Casino Joliet on July 31, 2001, the three months ended March 31, 2001 does not include any operations under our ownership.  In accordance with FASB Statement 142, Accounting for Goodwill and Intangible Assets, no amortization expense has been recorded on the goodwill portion of the purchase price.

(2)          Income from operations and EBITDA exclude consideration of any management fee paid to us and the 42.5% minority interest in our Lawrenceburg casino for periods prior to our first quarter 2001 acquisitions of these minority interests.

(3)          Jazz Enterprises, Inc. is a wholly owned subsidiary that owns and operates the Catfish Town real estate development adjacent to our Baton Rouge casino.

(4)          “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy.  EBITDA should not be construed as an alternative to operating income, or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as an indicator of cash flow or a measure of liquidity).  EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization.  EBITDA may not be comparable to similarly titled measures reported by other companies.  We have other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

(5)          The Lawrenceburg partnership paid a financial advisory fee equal to 5.0% of its EBITDA to a minority partner prior to our acquisition of this minority interest in February 2001.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Casino—Casino revenues for the three months ended March 31, 2002, increased $70.3 million, or 40.9% to $242.1 million from $171.8 million for the three months ended March 31, 2001.  Our Empress Casino Joliet, acquired July 31, 2001, recorded $62.2 million in casino revenue for the three months ended March 31, 2002.  Lawrenceburg casino revenues increased $5.6 million, or 6.5%, to $93.0 million for the three months ended March 31, 2002, from $87.4 million for the three months ended March 31, 2001.  Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 2.9% increase in casino revenues from $84.4 million to $86.8 million. In particular, Alton casino revenues remained comparable at $31.1 million, Riverside casino revenues increased from $25.4 million to $25.8 million, Sioux City casino revenues increased from $8.9 million to $9.8 million, and Baton Rouge casino revenues increased from $19.1 million to $20.2 million.  Each of our casinos reported increases in the average win per passenger for the three months ended March 31, 2002, versus the three months ended March 31, 2001, except Sioux City, which had a significant increase in the number of passengers.

Casino expenses increased $36.0 million to $106.7 million for the three months ended March 31, 2002, from $70.7 million for the three months ended March 31, 2001.  Joliet had $32.6 million in casino expenses for the three months ended March 31, 2002.  The remaining increase is due to increased gaming taxes totaling $2.3 million and increases in other casino expenses of $1.1 million to support the overall increased revenues as well as increased payroll related costs at all properties.

Admissions—Admissions revenues (net of complimentary admissions) decreased to $0.4 million for the three months ended March 31, 2002, from $1.0 million for the three months ended March 31, 2001, due to a decrease in the admissions price during the first quarter 2002 at Lawrenceburg.

Food, Beverage and Other—Food, beverage and other revenues increased $7.5 million to $24.7 million for the three months ended March 31, 2002, from $17.2 million for the three month period ended March 31, 2001.  Joliet contributed $5.2 million of this increase.  Food, beverage and other net profit increased $1.4 million to $6.0 million for the three months ended March 31, 2002, from $4.6 million for the three months ended March 31, 2001.  Joliet contributed $0.6 million of this increase.  The remainder of the increases is an overall increase in revenues and profits spread throughout our other properties.

Selling, General and Administrative—Selling, general and administrative expenses increased $4.1 million to $33.3 million for the three months ended March 31, 2002, from $29.2 million for the three months ended March 31, 2001, due primarily to Joliet’s expenses of $4.3 million for the three months ended March 31, 2002.

Other Operating Expenses—Other operating expenses increased by $2.4 million to $10.5 million for the three months ended March 31, 2002, as compared to $8.1 million for the three months ended March 31, 2001.  Joliet incurred $2.8 million of other operating expenses during the three months ended March 31, 2002.

Depreciation and Amortization—Depreciation and amortization increased $1.5 million from $10.1 million for the three months ended March 31, 2001, to $11.6 million for the three months ended March 31, 2002.  Joliet added $2.4 million of depreciation and intangible asset amortization and the other properties combined added $0.4 million for the three months ended March 31, 2002.  These increases are offset by a decrease in goodwill amortization due to its’ elimination in accordance with SFAS 142, effective as of January 1, 2002 for all goodwill.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $1.3 million would not have been recorded for the three months ended March 31, 2001.  This would have increased our net income by $0.8 million to $15.4 million and our diluted net income per share by $0.03 to $0.53 for the three months ended March 31, 2001.

Interest Expense—Net interest expense increased $9.4 million to $20.8 million for the three months ended March 31, 2002, from $11.4 million for the three months ended March 31, 2001.  This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

Minority Interests — We had no minority interest expense for the three months ended March 31, 2002, as compared to $4.1 million for the three months ended March 31, 2001.  This decrease is attributable to our Lawrenceburg casino minority interests acquisitions during the first quarter 2001, and as the sole owner, we no longer incur minority interest expense.

Income Tax Expense — Income tax expense increased by $7.4 million to $17.5 million for the three months ended March 31, 2002, from $10.1 million for the three months ended March 31, 2001, due to increased pre-tax earnings (net of minority interests expense in 2001).

Net Income — Net income was $24.7 million for the three months ended March 31, 2002, compared to $14.6 million for the three months ended March 31, 2001, due primarily to the factors discussed above.

Competition

Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  Our Riverside Casino faces competition from three casino companies in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market.  Our Joliet casino faces competition from eight other riverboat casino operators in the Chicago area.  There could be further unanticipated competition in any market, which we operate as a result of legislative changes or other events.  We expect each market in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the three months ended March 31, 2002, we generated cash flows from operating activities of $51.0 million compared to $31.8 million for the same period in 2001.  This increase is due primarily to increases in our net income of $10.1 million and working capital of $7.5 million for the three months ended March 31, 2002 over the three months ended March 31, 2001, throughout our properties.

In the three months ended March 31, 2002, we used cash flows for investing activities of $7.7 million compared to $375.1 million for the three months ended March 31, 2001.  The greater use of funds for the three months ended March 31, 2001, is due primarily to our acquisition of the minority interests in the Lawrenceburg casino requiring the use of $366.3 million in cash.

During the three months ended March 31, 2002, cash of $41.2 million was used by financing activities compared to $328.7 million of cash flows provided by financing activities for the same period in 2001.  In 2001, $354.4 million was provided through the issuance of senior subordinated notes and borrowings on our credit facility.  These funds were used to fund the purchases of the Lawrenceburg casino minority interests.  For the three months ended March 31, 2002, we used $40.5 million for repayments on our credit facility.  Cash flows in 2001 were also used for repayment of partner loans and distributions related to the Lawrenceburg partnership.

At March 31, 2002, we had approximately $59.4 million of cash and cash equivalents.  At March 31, 2002, we had outstanding $394.6 million on our senior secured credit facility ($121.7 million on our revolver and $272.9 million on our term loan).  Additionally, we had outstanding $558.1 million of subordinated notes (due in June 2009 and September 2011), including $8.1 million of unamortized premium.  As of March 31, 2002, availability under the credit facility was approximately $275.6 million.  We have no off balance sheet debt.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of March 31, 2002, the notional principal amounts were $199.5 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, we recorded, as of March 31, 2002, the fair value of these interest rate swap agreements in the consolidated balance sheet in other assets ($3.9 million pretax) and the related change in fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($2.3 million net of deferred taxes of $1.6 million).

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of March 31, 2002, we are in compliance with these ratios.

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

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this document, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements.  Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) competitive and general economic conditions in the markets in which the Company operates, (ii) increased competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations and (iv) other risks detailed from time to time in the Company’s Securities and Exchange Commission filings.  The Company does not intend to update these forward-looking statements.

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

Date:	May 10, 2002	/s/ Dale R. Black

Dale R. Black
Senior Vice President - Chief Financial Officer