Form 10-Q
period 2002-06-30
ARGOSY GAMING CO
filed 2002-08-12
CIK 895385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  28,846,229 shares of Common Stock, $.01 par value per share, as of August 12, 2002.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$57,551	$57,221
Accounts receivable	4,431	4,384
Income taxes receivable	9,342	6,703
Deferred income taxes	6,357	6,357
Other current assets	4,394	5,679
Total current assets	82,075	80,344

Net property and equipment	438,170	442,613

Other assets:
Deferred finance costs, net	22,566	24,939
Goodwill, net	727,443	727,443
Intangible assets, net	29,574	30,746
Other, net	2,610	5,626
Total other assets	782,193	788,754
Total assets	$1,302,438	$1,311,711

Current liabilities:
Accounts payable	$12,824	$14,048
Accrued payroll and related expenses	21,017	19,838
Accrued gaming and admission taxes	34,794	25,155
Other accrued liabilities	40,848	35,691
Accrued interest	9,925	11,622
Current maturities of long-term debt	4,365	4,307
Total current liabilities	123,773	110,661

Long-term debt	933,612	994,845
Deferred income taxes	31,801	27,667
Other long-term obligations	1,050	536

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 28,846,229 and 28,829,480 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	289	288
Capital in excess of par	87,220	86,845
Accumulated other comprehensive (loss) income	(333)	1,809
Retained earnings	125,026	89,060
Total stockholders’ equity	212,202	178,002
Total liabilities and stockholders’ equity	$1,302,438	$1,311,711

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	June 30, 2002	June 30, 2001
	(unaudited)	(unaudited)
Revenues:
Casino	$477,288	$338,262
Admissions	5,414	9,111
Food, beverage and other	48,893	35,230
	531,595	382,603
Less promotional allowances	(51,476)	(45,903)
Net revenues	480,119	336,700

Costs and expenses:
Casino	227,131	140,475
Selling, general and administrative	66,023	55,721
Food, beverage and other	37,056	26,063
Other operating expenses	20,956	16,020
Depreciation and amortization	22,904	21,229
	374,070	259,508
Income from operations	106,049	77,192

Other income (expense):
Interest income	102	625
Interest expense	(41,347)	(25,827)
	(41,245)	(25,202)

Income before minority interests and income taxes	64,804	51,990
Minority interests	—	(4,086)
Income tax expense	(28,838)	(19,640)

Net income	$35,966	$28,264

Basic income per share	$1.25	$0.99

Diluted income per share	$1.22	$0.97

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	June 30, 2002	June 30, 2001
	(unaudited)	(unaudited)
Revenues:
Casino	$235,198	$166,482
Admissions	2,622	4,472
Food, beverage and other	24,161	18,063
	261,981	189,017
Less promotional allowances	(25,728)	(23,052)
Net revenues	236,253	165,965

Costs and expenses:
Casino	120,448	69,806
Selling, general and administrative	32,704	26,546
Food, beverage and other	18,319	13,485
Other operating expenses	10,462	7,968
Depreciation and amortization	11,290	11,156
	193,223	128,961
Income from operations	43,030	37,004

Other income (expense):
Interest income	52	139
Interest expense	(20,501)	(13,945)
	(20,449)	(13,806)

Income before income taxes	22,581	23,198
Income tax expense	(11,315)	(9,517)

Net income	$11,266	$13,681

Basic income per share	$0.39	$0.48

Diluted income per share	$0.38	$0.47

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	June 30, 2002	June 30, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$35,966	$28,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,731	17,026
Amortization	3,180	4,889
Loss (gain) on sale of fixed assets	341	(6)
Minority interests	—	4,086
Deferred income taxes	5,777	(259)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,452)	(182)
Accounts payable and other current liabilities	13,054	(3,169)
Net cash provided by operating activities	78,597	50,649

Cash flows from investing activities:
Purchases of property and equipment	(18,341)	(14,089)
Purchases of Minority Interests in Partnership	—	(366,699)
Other	663	(1,825)
Net cash used in investing activities	(17,678)	(382,613)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	(59,000)	179,800
Proceeds from issuance of subordinated notes	—	159,000
Payments on long-term debt	(1,781)	(14,414)
Payments of deferred finance costs	—	(6,386)
Repayment of partner loans	—	(266)
Partnership equity distributions	—	(5,199)
Payment of preferred equity return and dividends to partner	—	(456)
Proceeds from stock option exercises	221	1,229
Other	(29)	27
Net cash (used in) provided by financing activities	(60,589)	313,335
Net increase (decrease) in cash and cash equivalents	330	(18,629)
Cash and cash equivalents, beginning of period	57,221	59,374
Cash and cash equivalents, end of period	$57,551	$40,745

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2001	28,829,480	$288	$86,845	$1,809	$89,060	$178,002
Exercise of stock options, including tax benefit	16,749	1	375			376
Comprehensive income:
Other comprehensive (loss) - interest rate swaps				(2,142)		(2,142)
Net income for the six months ended June 30, 2002					35,966	35,966
Comprehensive income						33,824

Balance, June 30, 2002	28,846,229	$289	$87,220	$(333)	$125,026	$212,202

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

2.              Long-Term Debt

Long-term debt consists of the following:

	June 30, 2002	December 31, 2001
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$103,200	$162,200

Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	272,250	273,625

Senior subordinated notes, including unamortized premium of $7,937 at June 30, 2002, due June 2009, interest payable semi-annually at 10.75%	357,937	358,331

Senior subordinated notes, due September 2011, interest payable semi-annually at 9%	200,000	200,000

Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	4,590	4,996
	937,977	999,152
Less: current maturities	4,365	4,307
Long-term debt, less current maturities	$933,612	$994,845

On July 26, 2001, we issued $200,000 of 9.0% senior subordinated notes due 2011.  On February 1, 2001, we issued $150,000 of additional 10¾% senior subordinated notes due 2009.  Prior to this issuance, we had $200,000 of outstanding 10¾% subordinated notes (all “subordinated notes”).  On July 31, 2001, we entered into an amended and restated senior secured line of credit, maintaining our available line of credit at $400,000 and adding a term loan of $275,000 (“credit facility”).  The credit facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers.  Substantially all of our subsidiaries fully and unconditionally guarantee the subordinated notes on a joint and several basis.  The subordinated notes rank junior to all of our senior indebtedness, including borrowings under the credit facility.

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.   In addition, the credit facility

requires us to maintain certain financial ratios as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of June 30, 2002, we are in compliance with these ratios.

3.              Goodwill and Other Intangible Assets

The Financial Accounting Standards Board issued SFAS Statement 142, “Goodwill and Other Intangible Assets”  (“SFAS 142”).  Under this statement, amortization of the remaining book value of goodwill ceased as of January 1, 2002 and will be tested for impairment at least annually.  We adopted the provisions of SFAS 142 effective January 1, 2002.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $3,461 and $2,151 would not have been recorded for the six months and three months ended June 30, 2001, respectively.  This would have increased our net income by $2,042 to $30,306 and our diluted net income per share by $0.07 to $1.04 for the six months ended June 30, 2001.  For the three months ended June 30, 2001, this would have increased our net income by $1,269 to $14,950 and our diluted net income per share by $0.04 to $0.51.

We have completed the first step of transitional goodwill impairment testing.  This transitional testing used discounted cash flow methodology and market comparisons to determine a fair market value for each reporting entity with goodwill.  The results of our transitional testing indicated no reporting entities with impairment.

Additionally, a gaming tax increase enacted during the second quarter 2002 resulted in additional interim impairment testing for goodwill and other intangible assets for our Empress Casino Joliet (“Empress”).  This additional interim impairment testing indicated no impairment for Empress at June 30, 2002.

Both the transitional and interim impairment testing are based upon our estimates of (1) the value of the applicable reporting entity, (2) future operating performance and (3) discount rates.  Should our estimates differ materially from actual results, we may be required to record impairment charges in future periods.

4.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share -
Net Income	$35,966	$28,264	$11,266	$13,681

Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding	28,840,352	28,512,489	28,846,081	28,568,892
Effect of dilutive securities (using the treasury stock method):
Employee and directors stock options	473,466	688,355	466,132	654,014
Warrants	81,145	76,359	80,869	77,477

Dilutive potential common shares	554,611	764,714	547,001	731,491

Denominator for diluted earnings per share - adjusted
Weighted-average shares and assumed conversions	29,394,963	29,277,203	29,393,082	29,300,383
Basic income per share	$1.25	$0.99	$0.39	$0.48

Diluted earnings per share	$1.22	$0.97	$0.38	$0.47

5.              Acquisitions

In 2001, we purchased the 42.5% limited partnership interests in the Argosy Casino in Lawrenceburg, Indiana (the “Lawrenceburg Casino”) for an aggregate price of $365,000 including all preferred equity interest and outstanding partner loans.  As a result of these acquisitions, we now own 100% of the Lawrenceburg Casino.

The purchase prices for the minority interests were determined based upon estimates of future cash flows and evaluations of the net worth of the assets acquired.  The purchases were accounted for under the purchase method.  The allocation of the purchase price resulted in approximately $298,000 in goodwill, which was being amortized over a 40-year life.  In accordance with SFAS 142, amortization of the remaining book value of goodwill ceased as of January 1, 2002, and will be tested for impairment at least annually.  The purchases were funded with approximately $155,000 of net proceeds from the issuance of subordinated notes and borrowings of approximately $210,000 under our credit facility.

On July 31, 2001, we diversified our operations and cash flows by acquiring 100% of the Empress (with casino operations located in Joliet, Illinois) for approximately $463,764.  The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired.  We funded this acquisition through the issuance of subordinated notes and borrowings under the credit facility.

The Empress acquisition was accounted for using the purchase method under SFAS Statement 141.  The allocation of the purchase price, using appraised values, resulted in approximately $409,000 in goodwill and $5,400 in intangible assets.  In accordance with SFAS 142, the goodwill is not amortized but instead subject to impairment testing at least annually.

The following unaudited pro forma consolidated financial information for the six months and the three months ended June 30, 2001 has been prepared assuming the acquisitions and implementation of SFAS Statements 141 and 142 had occurred on January 1, 2001 (for the six months and three months ended June 30, 2001, pre-tax amortization of goodwill of $3,461 and $2,151, respectively, has been excluded).

	For the six months ended		For the three months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$480,119	$473,844	$236,253	$235,798
Income from operations	$106,049	$118,254	$43,030	$57,445
Net income	$35,966	$40,361	$11,266	$19,779
Diluted net income per share	$1.22	$1.38	$0.38	$0.68

These unaudited pro forma results are presented for comparative purposes only.  The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the respective year, or of future results.

6.              Commitments and Contingent Liabilities

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

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$61,307	$61,576	$30,237	$30,489
Argosy Casino - Riverside	50,631	49,269	24,833	23,894
Argosy Casino - Baton Rouge	39,636	38,553	19,472	19,499
Belle of Sioux City Casino	19,276	17,968	9,498	9,099
Argosy Casino - Lawrenceburg	181,982	170,896	88,940	83,501
Empress Casino Joliet(1)	124,456	—	62,218	—
Total	$477,288	$338,262	$235,198	$166,482
Net Revenues
Alton Belle Casino	$59,134	$59,239	$29,128	$29,299
Argosy Casino - Riverside	48,639	47,214	23,853	22,823
Argosy Casino - Baton Rouge	40,508	38,373	20,002	19,803
Belle of Sioux City Casino	18,788	17,504	9,152	8,872
Argosy Casino - Lawrenceburg	185,593	174,155	90,498	85,086
Empress Casino Joliet(1)	127,288	—	63,557	—
Other	169	215	63	82
Total	$480,119	$336,700	$236,253	$165,965
Income (loss) from Operations(2)(6)
Alton Belle Casino	$15,720	$18,458	$7,231	$8,958
Argosy Casino - Riverside	10,907	10,519	4,958	4,689
Argosy Casino - Baton Rouge	6,071	4,559	2,694	2,438
Belle of Sioux City Casino	4,033	3,722	1,879	1,867
Argosy Casino - Lawrenceburg	52,981	55,582	20,312	27,002
Empress Casino Joliet(1)	28,569	—	11,492	—
Corporate	(10,198)	(12,427)	(4,498)	(6,330)
Jazz Enterprises, Inc.(3)	(1,529)	(2,500)	(783)	(1,257)
Other	(505)	(721)	(255)	(363)
Total	$106,049	$77,192	$43,030	$37,004
EBITDA(2)(4)(6)
Alton Belle Casino	$18,967	$21,351	$8,872	$10,413
Argosy Casino - Riverside	13,036	12,624	6,004	5,770
Argosy Casino - Baton Rouge	9,200	7,517	4,258	4,012
Belle of Sioux City Casino	5,130	4,501	2,421	2,257
Argosy Casino - Lawrenceburg	59,627	63,853	23,452	30,656
Lawrenceburg financial advisory fee(5)	—	(927)	—	—
Empress Casino Joliet(1)	33,391	—	13,913	—
Corporate	(9,695)	(9,345)	(4,245)	(4,363)
Jazz Enterprises, Inc.(3)	(711)	(1,124)	(374)	(569)
Other	8	(29)	19	(16)
Total	$128,953	$98,421	$54,320	$48,160

(1)          As we acquired the Empress Casino Joliet on July 31, 2001, the six months ended June 30, 2001 does not include any operations under our ownership.  In accordance with FASB Statement 142, Accounting for Goodwill and Intangible Assets, no amortization expense has been recorded on the goodwill portion of the purchase price.

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

(6)          During the second quarter of 2002, Indiana and Illinois enacted legislation increasing gaming tax rates.  Our Income from Operations and EBITDA for our Alton Belle Casino, Argosy Casino — Lawrenceburg and Empress Casino Joliet included additional gaming tax expenses of $0.8 million, $9.8 million and $6.4 million, respectively, for the six months and three months ended June 30, 2002.  These additional gaming taxes reflect the impact of increased effective annualized gaming tax rates on our 2002 casino revenues through June 30, 2002 resulting from this legislation.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain.  Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Goodwill—We have approximately $727 million of goodwill recorded on our balance sheet at June 30, 2002, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment—Our operations are capital intensive and we have made significant capital investments in each of our properties.  At June 30, 2002, we have approximately $438 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals—Our insurance policies for employee health, workers’ compensation and general patron liability has significant deductible levels on an individual claim basis.  We accrue a liability for known workers’ compensation and general patron liability based upon claims reserves established by the third party administrator processing our claims.  Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors.  Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor.  These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels.  Management reviews our insurance accruals for adequacy at the end of each reporting period.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Casino—Casino revenues for the six months ended June 30, 2002, increased $139.0 million, or 41.1 % to $477.3 million from $338.3 million for the six months ended June 30, 2001.  Our Empress Casino Joliet, acquired July 31, 2001, recorded $124.5 million in casino revenue for the six months ended June 30, 2002.  Lawrenceburg casino revenues increased $11.1 million, or 6.5%, to $182.0 million for the six months ended June 30, 2002, from $170.9 million for the six months ended June 30, 2001.  Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 2.1% increase in casino revenues from $167.4 million to $170.9 million.  Each of our casinos reported increases in the average win per passenger for the six months ended June 30, 2002, versus the six months ended June 30, 2001, except Sioux City, which had a significant increase in the number of passengers.

Casino expenses increased $86.6 million to $227.1 million for the six months ended June 30, 2002, from $140.5 million for the six months ended June 30, 2001.  Joliet had $71.0 million in casino expenses ($43.8 million in gaming taxes) for the six months ended June 30, 2002.  The remaining increase is due to increased gaming taxes totaling $13.7 million and increases in other casino expenses of $1.9 million to support the overall increased revenues as well as increased payroll related costs at all properties.  As we record our gaming tax expense using an estimated annualized effective rate, included in the gaming tax expense for our Indiana and Illinois properties for the six months ended June 30, 2002, is $17.0 million of additional gaming tax expense due to increased rates in Indiana and Illinois based on legislation passed in the second quarter 2002.

Admissions—Admissions revenues (net of complimentary admissions) decreased to $0.9 million for the six months ended June 30, 2002, from $1.8 million for the six months ended June 30, 2001, due primarily to a decrease in the admissions price during the first quarter 2002 at Lawrenceburg.

Food, Beverage and Other—Food, beverage and other revenues increased $13.7 million to $48.9 million for the six months ended June 30, 2002, from $35.2 million for the six month period ended June 30, 2001.  Joliet contributed $10.5 million of this increase.  Food, beverage and other net profit increased $2.6 million to $11.8 million for the six months ended June 30, 2002, from $9.2 million for the six months ended June 30, 2001.  Joliet contributed $1.5 million of this increase.  The remainder of the increases is an overall increase in revenues and profits spread throughout our other properties.

Selling, General and Administrative—Selling, general and administrative expenses increased $10.3 million to $66.0 million for the six months ended June 30, 2002, from $55.7 million for the six months ended June 30, 2001, due primarily to Joliet’s expenses of $8.5 million for the six months ended June 30, 2002.

Other Operating Expenses—Other operating expenses increased by $5.0 million to $21.0 million for the six months ended June 30, 2002, as compared to $16.0 million for the six months ended June 30, 2001.  Joliet incurred $5.4 million of other operating expenses during the six months ended June 30, 2002.

Depreciation and Amortization—Depreciation and amortization increased $1.7 million from $21.2 million for the six months ended June 30, 2001, to $22.9 million for the six months ended June 30, 2002.  Joliet added $4.8 million of depreciation and intangible asset amortization and the other properties combined added $0.4 million for the six months ended June 30, 2002.  These increases are offset by a decrease in goodwill amortization due to its elimination in accordance with SFAS 142, effective as of January 1, 2002 for all goodwill.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $3.5 million would not have been recorded for the six months ended June 30, 2001.  This would have increased our net income by $2.0 million to $30.3 million and our diluted net income per share by $0.07 to $1.04 for the six months ended June 30, 2001.

Interest Expense—Net interest expense increased $16.0 million to $41.2 million for the six months ended June 30, 2002, from $25.2 million for the six months ended June 30, 2001.  This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

Minority Interests—We had no minority interest expense for the six months ended June 30, 2002, as compared to $4.1 million for the six months ended June 30, 2001.  This decrease is attributable to our Lawrenceburg casino minority interests acquisitions during the first quarter 2001, and as the sole owner, we no longer incur minority interest expense.

Income Tax Expense—Income tax expense increased by $9.2 million to $28.8 million for the six months ended June 30, 2002, from $19.6 million for the six months ended June 30, 2001, due to increased pre-tax earnings (net of minority interests expense in 2001) and an increase in our effective tax rate due to state tax issues related to the gaming tax rate increases in Indiana and Illinois.

Net Income—Net income was $36.0 million for the six months ended June 30, 2002, compared to $28.3 million for the six months ended June 30, 2001, due primarily to the factors discussed above.

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Casino—Casino revenues for the three months ended June 30, 2002, increased $68.7 million, or 41.3% to $235.2 million from $166.5 million for the three months ended June 30, 2001.  Our Empress Casino Joliet, acquired July 31, 2001, recorded $62.2 million in casino revenue for the three months ended June 30, 2002.  Lawrenceburg casino revenues increased $5.4 million, or 6.5%, to $88.9 million for the three months ended June 30, 2002, from $83.5 million for the three months ended June 30, 2001.  Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 1.3% increase in casino revenues from $83.0 million to $84.0 million.  Each of our casinos reported increases in the average win per passenger for the three months ended June 30, 2002, versus the three months ended June 30, 2001.

Casino expenses increased $50.6 million to $120.4 million for the three months ended June 30, 2002, from $69.8 million for the three months ended June 30, 2001.  Joliet had $38.4 million in casino expenses ($24.9 million in gaming taxes) for the three months ended June 30, 2002.  The remaining increase is due to increased gaming taxes totaling $11.5 million and increases in other casino expenses of $0.7 million to support the overall increased revenues as well as increased payroll related costs at all properties.  As we record our gaming tax expense using an estimated annualized effective rate, included in the gaming tax expense for our Indiana and Illinois properties for the three months ended June 30, 2002, is $17.0 million of additional gaming tax expense due to increased rates in Indiana and Illinois based on legislation passed in the second quarter 2002.

Admissions—Admissions revenues (net of complimentary admissions) decreased to $0.5 million for the three months ended June 30, 2002, from $0.8 million for the three months ended June 30, 2001, due primarily to a decrease in the admissions price during the first quarter 2002 at Lawrenceburg.

Food, Beverage and Other—Food, beverage and other revenues increased $6.1 million to $24.2 million for the three months ended June 30, 2002, from $18.1 million for the three month period ended June 30, 2001.  Joliet contributed $5.4 million of this increase.  Food, beverage and other net profit increased $1.2 million to $5.8 million for the three months ended June 30, 2002, from $4.6 million for the three months ended June 30, 2001.  Joliet contributed $0.9 million of this increase.  The remainder of the increases is an overall increase in revenues and profits spread throughout our other properties.

Selling, General and Administrative—Selling, general and administrative expenses increased $6.2 million to $32.7 million for the three months ended June 30, 2002, from $26.5 million for the three months ended June 30, 2001, due primarily to Joliet’s expenses of $4.2 million for the three months ended June 30, 2002.

Other Operating Expenses—Other operating expenses increased by $2.5 million to $10.5 million for the three months ended June 30, 2002, as compared to $8.0 million for the three months ended June 30, 2001.  Joliet incurred $2.6 million of other operating expenses during the three months ended June 30, 2002.

Depreciation and Amortization—Depreciation and amortization increased $0.1 million from $11.2 million for the three months ended June 30, 2001, to $11.3 million for the three months ended June 30, 2002.  Joliet added $2.4 million of depreciation and intangible asset amortization and the other properties combined decreased $0.1 million for the three months ended June 30, 2002.  This net increase was offset by a decrease in goodwill amortization due to its elimination in accordance with SFAS 142, effective as of January 1, 2002 for all goodwill.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $2.2 million would not have been recorded for the three months ended June 30, 2001.  This would have increased our net income by $1.3 million to $15.0 million and our diluted net income per share by $0.04 to $0.51 for the three months ended June 30, 2001.

Interest Expense—Net interest expense increased $6.6 million to $20.4 million for the three months ended June 30, 2002, from $13.8 million for the three months ended June 30, 2001.  This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

Income Tax Expense—Income tax expense increased by $1.8 million to $11.3 million for the three months ended June 30, 2002, from $9.5 million for the three months ended June 30, 2001, due primarily to an increase in our effective tax rate due to state tax issues related to the gaming tax rate increases in Indiana and Illinois.

Net Income—Net income was $11.3 million for the three months ended June 30, 2002, compared to $13.7 million for the three months ended June 30, 2001, due primarily to the factors discussed above.

Competition

Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  One of these competitors recently completed a major casino and facility renovation, which opened August 6, 2002.  Our Riverside Casino faces competition from three casino companies in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market.  Our Joliet casino faces competition from eight other riverboat casino operators in the Chicago area.  There could be further unanticipated competition in any market, which we operate as a result of legislative changes or other events.  We expect each market in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the six months ended June 30, 2002, we generated cash flows from operating activities of $78.6 million compared to $50.6 million for the same period in 2001.  This increase is due primarily to increases in our net income of $7.7 million and working capital of $15.0 million for the six months ended June 30, 2002 over the six months ended June 30, 2001, throughout our properties.

In the six months ended June 30, 2002, we used cash flows for investing activities of $17.7 million compared to $382.6 million for the six months ended June 30, 2001.  The greater use of funds for the six months ended June 30, 2001, is due primarily to our acquisition of the minority interests in the Lawrenceburg casino requiring the use of $366.7 million in cash.

During the six months ended June 30, 2002, cash of $60.6 million was used by financing activities compared to $313.3 million of cash flows provided by financing activities for the same period in 2001.  In 2001, $338.8 million was provided through the issuance of senior subordinated notes and borrowings on our credit facility.  These funds were used to fund the purchases of the Lawrenceburg casino minority interests.  For the six months ended June 30, 2002, we used $59.0 million for repayments on our credit facility.  Cash flows in 2001 were also used for repayment of partner loans and distributions related to the Lawrenceburg partnership.

At June 30, 2002, we had approximately $57.6 million of cash and cash equivalents.  At June 30, 2002, we had outstanding $375.5 million on our senior secured credit facility ($103.2 million on our revolver and $272.3 million on our term loan).  Additionally, we had outstanding $557.9 million of subordinated notes (due in June 2009 and September 2011), including $7.9 million of unamortized premium.  As of June 30, 2002, availability under the credit facility was approximately $291.1 million.  We have no off balance sheet debt.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of June 30, 2002, the notional principal amounts were $199.3 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, we recorded, as of June 30, 2002, the fair value of these interest rate swap agreements in the consolidated balance sheet in other long-term obligations ($.6 million pretax) and the related change in fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($.4 million net of deferred taxes of $.2 million).

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of June 30, 2002, we are in compliance with these ratios.

We have made a significant investment in property and equipment and plan to make significant additional investments at our existing properties. As of June 30, 2002, we have begun construction on a major project at our Riverside property.  We expect to begin a project at our Joliet property in the third quarter 2002.  As a result of these construction projects and our long-term investment plans, we will evaluate, as appropriate, the remaining useful lives and carrying values of our property and equipment.  As a result, we could record additional depreciation expense or write-downs on our property and equipment.  Over the next seven quarters, we expect to spend approximately $140 million to $150 million on these projects with approximately $50 million to $60 million to be spent in 2002.

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

Our long-term debt, as of June 30, 2002, matures as follows:

One year and less	$4,365
1 - 3 years	9,319
4 - 5 years	111,466
After 5 years	812,827
Total	$937,977

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this document, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements.  Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) competitive and general economic conditions in the markets in which the Company operates, (ii) increased competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations, including but not limited to gaming tax increases and issuances of additional gaming licenses and (iv) other risks detailed from time to time in the Company’s Securities and Exchange Commission filings.  The Company does not intend to update these forward-looking statements.

ARGOSY GAMING COMPANY

OTHER INFORMATION

PART II.                Other Information

Item 1.                     Legal Proceedings -

The Company is from time to time a party to legal proceedings arising in the ordinary course of business. Other than as disclosed below no material changes have occurred since our last filing.

Gaming Industry Class Actions

The Company has been named, along with two gaming equipment suppliers, 41 of the country’s largest gaming operators and four gaming distributors (the “Gaming Industry Defendants”) in class action lawsuits pending in Las Vegas, Nevada.  The court denied a motion for class action certification on June 25, 2002.  The plaintiffs are currently appealing this denial.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders —

The Company’s Annual Meeting of Stockholders was held on April 16, 2002.  At the meeting, the stockholders voted on the matters below as follows:

	Votes For	Against	Abstain
Election of Director – William F. Cellini	25,951,151	520,113	—
Amendment of Company’s Certificate of Incorporation to increase number of authorized shares of common stock to 120,000,000 shares	24,570,977	1,892,572	7,715
Amendment of the Employees Stock Option Plan to increase number of shares reserved for issuance to 3,500,000 shares	24,730,002	4,725,942	15,320
Amendment of the Directors Stock Option Plan to increase number of shares reserved for issuance to 100,000 shares	25,247,817	1,205,268	18,179

Item 5.    Other Information - None

Item 6.    Exhibits and reports on Form 8-K

(a)           Exhibits

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)               Reports on Form 8-K – None

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2002	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer