Form 10-Q
period 2002-09-30
ARGOSY GAMING CO
filed 2002-11-12
CIK 895385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11853

ARGOSY GAMING COMPANY
(Exact name of Registrant as Specified in its Charter)

State of Incorporation: Delaware	I.R.S. Employer Identification No.: 37-1304247

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  28,946,229 shares of Common Stock, $.01 par value per share, as of November 8, 2002.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$57,238	$57,221
Accounts receivable, net	4,681	4,384
Income taxes receivable	4,352	6,703
Deferred income taxes	6,357	6,357
Other current assets	4,090	5,679
Total current assets	76,718	80,344

Net property and equipment	446,445	442,613

Other assets:
Deferred finance costs, net	21,349	24,939
Goodwill, net	727,443	727,443
Intangible assets, net	29,040	30,746
Other, net	2,378	5,626
Total other assets	780,210	788,754
Total assets	$1,303,373	$1,311,711

Current liabilities:
Accounts payable	$12,465	$14,048
Accrued payroll and related expenses	19,536	19,838
Accrued gaming and admission taxes	47,726	25,155
Other accrued liabilities	34,897	35,691
Accrued interest	14,327	11,622
Current maturities of long-term debt	4,427	4,307
Total current liabilities	133,378	110,661

Long-term debt	894,968	994,845
Deferred income taxes	39,023	27,667
Other long-term obligations	5,983	536

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 28,946,229 and 28,829,480 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	289	288
Capital in excess of par	88,643	86,845
Accumulated other comprehensive (loss) income	(3,065)	1,809
Retained earnings	144,154	89,060
Total stockholders’ equity	230,021	178,002
Total liabilities and stockholders’ equity	$1,303,373	$1,311,711

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)
Revenues:
Casino	$716,409	$554,389
Admissions	8,482	13,945
Food, beverage and other	73,315	57,586
	798,206	625,920
Less promotional allowances	(78,331)	(72,328)
Net revenues	719,875	553,592

Costs and expenses:
Casino	338,286	236,468
Selling, general and administrative	99,688	87,059
Food, beverage and other	54,905	43,166
Other operating expenses	31,287	26,216
Depreciation and amortization	35,038	33,923
	559,204	426,832
Income from operations	160,671	126,760

Other income (expense):
Interest income	115	706
Interest expense	(61,517)	(46,342)
	(61,402)	(45,636)

Income before minority interests and income taxes	99,269	81,124

Minority interests	—	(4,086)
Income tax expense	(44,175)	(31,617)
Net income	$55,094	$45,421

Basic income per share	$1.91	$1.59

Diluted income per share	$1.87	$1.55

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)
Revenues:
Casino	$239,121	$216,127
Admissions	3,068	4,834
Food, beverage and other	24,422	22,356
	266,611	243,317
Less promotional allowances	(26,855)	(26,425)
Net revenues	239,756	216,892

Costs and expenses:
Casino	111,155	95,993
Selling, general and administrative	33,665	31,338
Food, beverage and other	17,849	17,103
Other operating expenses	10,331	10,196
Depreciation and amortization	12,134	12,694
	185,134	167,324
Income from operations	54,622	49,568

Other income (expense):
Interest income	13	81
Interest expense	(20,170)	(20,515)
	(20,157)	(20,434)

Income before income taxes	34,465	29,134

Income tax expense	(15,337)	(11,977)

Net income	$19,128	$17,157

Basic income per share	$0.66	$0.60

Diluted income per share	$0.65	$0.58

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$55,094	$45,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,279	27,011
Amortization	4,774	8,617
Loss on sale of fixed assets	428	51
Minority interests	—	4,086
Deferred income taxes	16,126	5,336
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable and other current assets	3,824	(663)
Accounts payable and other current liabilities	22,597	20,156
Net cash provided by operating activities	136,122	110,015

Cash flows from investing activities:
Purchases of property and equipment	(37,734)	(20,455)
Purchases of Minority Interests in Partnership	—	(366,700)
Purchase of Empress Casino Joliet, net of cash acquired	—	(453,880)
Other	68	38
Net cash used in investing activities	(37,666)	(840,997)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	(96,400)	135,400
Proceeds from issuance of subordinated notes	—	634,000
Payments on long-term debt	(2,754)	(14,642)
Payments of deferred finance costs	—	(20,807)
Repayment of partner loans	—	(266)
Partnership equity distributions	—	(5,199)
Payment of preferred equity return and dividends to partner	—	(456)
Proceeds from stock option exercises	744	1,342
Other	(29)	27
Net cash (used in) provided by financing activities	(98,439)	729,399
Net increase (decrease) in cash and cash equivalents	17	(1,583)
Cash and cash equivalents, beginning of period	57,221	59,374
Cash and cash equivalents, end of period	$57,238	$57,791

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2001	28,829,480	$288	$86,845	$1,809	$89,060	$178,002
Exercise of stock options, including tax benefit	116,749	1	1,798			1,799
Comprehensive income:
Other comprehensive (loss) - interest rate swaps				(4,874)		(4,874)
Net income for the nine months ended September 30, 2002					55,094	55,094
Comprehensive income						50,220

Balance, September 30, 2002	28,946,229	$289	$88,643	$(3,065)	$144,154	$230,021

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in our Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated.  Such adjustments include only normal recurring accruals.  Certain 2001 amounts have been reclassified to conform to the 2002 financial statement presentation.

2.   Long-Term Debt

Long-term debt consists of the following:

	September 30, 2002	December 31, 2001

Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$65,800	$162,200

Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	271,563	273,625

Senior subordinated notes, including unamortized premium of $7,728 at September 30, 2002, due June 2009, interest payable semi-annually at 10.75%	357,728	358,331

Senior subordinated notes, due September 2011, interest payable semi-annually at 9%	200,000	200,000

Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	4,304	4,996
	899,395	999,152
Less: current maturities	4,427	4,307
Long-term debt, less current maturities	$894,968	$994,845

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

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.   In addition, the credit facility requires us to maintain certain financial ratios as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of September 30, 2002, we are in compliance with these ratios.

3.   Goodwill and Other Intangible Assets

The Financial Accounting Standards Board issued SFAS Statement 142, “Goodwill and Other Intangible Assets”  (“SFAS 142”).  Under this statement, amortization of the remaining book value of goodwill ceased as of January 1, 2002 and will be tested for impairment at least annually.  We adopted the provisions of SFAS 142 effective January 1, 2002.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $5,616 and $2,155 would not have been recorded for the nine months and three months ended September 30, 2001, respectively.  This would have increased our net income by $3,313 to $48,734 and our diluted net income per share by $0.11 to $1.66 for the nine months ended September 30, 2001.  For the three months ended September 30, 2001, this would have increased our net income by $1,271 to $18,428 and our diluted net income per share by $0.04 to $0.62.

We have completed the first step of transitional goodwill impairment testing.  This transitional testing used discounted cash flow methodology and market comparisons to determine a fair market value for each reporting entity with goodwill.  The results of our transitional testing indicated no reporting entities with impairment.

Additionally, a gaming tax increase enacted in Illinois during the second quarter 2002 resulted in additional interim impairment testing for goodwill and other intangible assets for our Empress Casino Joliet (“Empress”).  This additional interim impairment testing indicated no impairment for Empress at June 30, 2002.

Both the transitional and interim impairment testing are based upon our estimates of (1) the value of the applicable reporting entity, (2) future operating performance and (3) discount rates.  Should our estimates differ materially from actual results, we may be required to record impairment charges in future periods.

4.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share -
Net Income	$55,094	$45,421	$19,128	$17,157
Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding	28,858,816	28,595,457	28,895,142	28,762,020
Effect of dilutive securities (using the treasury stock method):
Employee and directors stock options	513,593	615,971	427,975	495,655
Warrants	80,230	76,925	77,898	78,018
Dilutive potential common shares	593,823	692,896	505,873	573,673

Denominator for diluted earnings per share - adjusted Weighted-average shares and assumed conversions	29,452,639	29,288,353	29,401,015	29,335,693

Basic income per share	$1.91	$1.59	$0.66	$0.60

Diluted earnings per share	$1.87	$1.55	$0.65	$0.58

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

On July 31, 2001, we diversified our operations and cash flows by acquiring 100% of the Empress (with casino operations located in Joliet, Illinois) for approximately $453,880, net of cash acquired.  The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired.  We funded this acquisition through the issuance of subordinated notes and borrowings under the credit facility.

The Empress acquisition was accounted for using the purchase method under SFAS Statement 141.  The allocation of the purchase price, using appraised values, resulted in approximately $409,000 in goodwill and $5,400 in intangible assets.  In accordance with SFAS 142, the goodwill is not amortized but instead subject to impairment testing at least annually.

The following unaudited pro forma consolidated financial information for the nine months and the three months ended September 30, 2001 has been prepared assuming the acquisitions and implementation of SFAS Statements 141 and 142 had occurred on January 1, 2001 (for the nine months and three months ended September 30, 2001, pre-tax amortization of goodwill of $5,616 and $2,155, respectively, has been excluded).

	For the nine months ended		For the three months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$719,875	$714,737	$239,756	$240,893
Income from operations	$160,671	$175,856	$54,622	$57,602
Net income	$55,094	$60,272	$19,128	$19,911
Diluted net income per share	$1.87	$2.06	$0.65	$0.68

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

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this document, the words “anticipate”, “believe”, “estimate” and “expect” and other similar expressions are generally intended to identify forward-looking statements.  Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) construction delays related to the Company’s expansion projects, (ii) competitive and general economic conditions in the markets in which the Company operates, (iii) increased competitive pressures in the markets in which the Company operates, (iv) the effect of future legislation or regulatory changes on the Company’s operations, including but not limited to gaming tax increases and issuances of additional gaming licenses and (v) other risks detailed from time to time in the Company’s Securities and Exchange Commission filings.  The Company does not intend to update these forward-looking statements.

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

On July 31, 2001, we acquired the Empress Casino Joliet in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago.  We funded this acquisition through the issuance of $200 million of 9.0% senior subordinated notes due 2011 and a $275 million term loan through our amended and restated credit facility dated July 31, 2001.

	Nine Months Ended		Three Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$91,025	$92,491	$29,718	$30,915
Argosy Casino - Riverside	75,296	73,747	24,665	24,478
Argosy Casino - Baton Rouge	57,783	58,526	18,147	19,973
Belle of Sioux City Casino	29,055	27,509	9,779	9,541
Argosy Casino - Lawrenceburg	280,860	258,496	98,878	87,600
Empress Casino Joliet(1)	182,390	43,620	57,934	43,620
Total	$716,409	$554,389	$239,121	$216,127
Net Revenues
Alton Belle Casino	$87,673	$88,948	$28,539	$29,709
Argosy Casino - Riverside	72,304	70,620	23,665	23,406
Argosy Casino - Baton Rouge	58,780	58,485	18,272	20,112
Belle of Sioux City Casino	28,208	26,803	9,420	9,299
Argosy Casino - Lawrenceburg	285,957	263,883	100,364	89,728
Empress Casino Joliet(1)	186,732	44,537	59,444	44,537
Other	221	316	52	101
Total	$719,875	$553,592	$239,756	$216,892
Income (loss) from Operations(2)
Alton Belle Casino	$22,189	$27,386	$6,469	$8,928
Argosy Casino - Riverside	16,075	15,181	5,168	4,662
Argosy Casino - Baton Rouge	7,551	7,418	1,480	2,859
Belle of Sioux City Casino	5,884	5,947	1,851	2,225
Argosy Casino - Lawrenceburg	85,270	84,507	32,289	28,925
Empress Casino Joliet(1)	42,398	11,163	13,829	11,163
Corporate	(15,309)	(18,306)	(5,111)	(5,879)
Jazz Enterprises, Inc.(3)	(2,301)	(3,526)	(772)	(1,026)
Other	(1,086)	(1,088)	(581)	(367)
Total(6)	$160,671	$128,682	$54,622	$51,490
EBITDA(2)(4)
Alton Belle Casino	$27,080	$31,788	$8,113	$10,437
Argosy Casino - Riverside	19,290	18,340	6,254	5,716
Argosy Casino - Baton Rouge	12,330	11,914	3,130	4,397
Belle of Sioux City Casino	7,518	7,110	2,388	2,609
Argosy Casino - Lawrenceburg	95,203	96,452	35,576	32,599
Lawrenceburg financial advisory fee(5)	—	(927)	—	—
Empress Casino Joliet(1)	49,662	12,746	16,271	12,746
Corporate	(14,321)	(13,216)	(4,626)	(3,871)
Jazz Enterprises, Inc.(3)	(1,074)	(1,559)	(363)	(435)
Other	21	(43)	13	(14)
Total(6)	$195,709	$162,605	$66,756	$64,184

(1)          As we acquired the Empress Casino Joliet on July 31, 2001, the nine months and three months ended September 30, 2001 includes only two months of operations under our ownership.  In accordance with FASB Statement 142, Accounting for Goodwill and Intangible Assets, no amortization expense has been recorded on the goodwill portion of the purchase price.

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

(6)          The three and nine months ended September 30, 2001, exclude a $1.9 million pre-tax charge related to costs associated with the abandoned Kenosha casino development.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain.  Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at September 30, 2002, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At September 30, 2002, we have approximately $446 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals – Our insurance policies for employee health, workers’ compensation and general patron liability have significant deductible levels on an individual claim basis.  We accrue a liability for known workers’ compensation and general patron liability based upon claims reserves established by the third party administrator processing our claims.  Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors.  Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor.  These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels.  Management reviews our insurance accruals for adequacy at the end of each reporting period.

Effective Gaming Tax Rates – We record gaming taxes based upon effective gaming tax rates for each of our casinos.  These effective rates are based upon statutory gaming tax rates and estimates of annual casino revenues.  Increases or decreases in our actual or estimated casino revenues or changes in statutory gaming tax rates could require changes to our effective gaming tax rates.  Management reviews our effective gaming tax rates at the end of each reporting period.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Casino –  Casino revenues for the nine months ended September 30, 2002, increased $162.0 million, or 29.2% to $716.4 million from $554.4 million for the nine months ended September 30, 2001.  Lawrenceburg casino revenues increased $22.4 million, or 8.7%, to $280.9 million for the nine months ended September 30, 2002, from $258.5 million for the nine months ended September 30, 2001.  Lawrenceburg commenced dockside gaming effective August 1, 2002.  Our Empress Casino Joliet (“Joliet”), acquired July 31, 2001, recorded $182.4 million in casino revenues for the nine months ended September 30, 2002.  As of September 30, 2001, we had owned Joliet for two months and recorded $43.6 million in casino revenues.  The commencement of dockside gaming in Indiana and facility renovations by two competitors of our Joliet casino have resulted in a decrease in Joliet’s casino revenues of $5.7 million, from the $43.6 million for the two months ended September 30, 2001 to $37.9 million for the two months ended September 30, 2002.  Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 0.4% increase in casino revenues from $252.3 million to $253.2 million.

Casino expenses increased $101.8 million to $338.3 million for the nine months ended September 30, 2002, from $236.5 million for the nine months ended September 30, 2001.  Joliet had $104.0 million in casino expenses for the nine months ended September 30, 2002 and $23.7 million for the nine months ended September 30, 2001.  Joliet’s casino expenses for the two months ended September 30, 2002 were $21.0 million compared to the $23.7 million for the two months ended September 30, 2001, a $2.7 million decrease.  The remaining increase for the nine months ended September 30, 2002, is due primarily to our Lawrenceburg casino expense which includes increased gaming taxes corresponding to an increase in revenue with dockside gaming and an increase in gaming tax rates.

Admissions – Admissions revenues (net of complimentary admissions) decreased to $1.4 million for the nine months ended September 30, 2002, from $2.6 million for the nine months ended September 30, 2001, due primarily to a reduction in the admissions price during 2002 at Lawrenceburg.

Food, Beverage and Other – Food, beverage and other revenues increased $15.7 million to $73.3 million for the nine months ended September 30, 2002, from $57.6 million for the nine month period ended September 30, 2001.  Joliet contributed $11.9 million of this increase.  Additionally, our Baton Rouge facility (including the hotel operations) contributed $2.0 million of the increase.  Food, beverage and other net profit increased $4.0 million to $18.4 million for the nine months ended September 30, 2002, from $14.4 million for the nine months ended September 30, 2001.  Joliet and Baton Rouge (including hotel operations) contributed $2.1 million and $1.1 million, respectively, of this increase.  The remaining increases in revenues and net profits are spread throughout our other properties.

Selling, General and Administrative – Selling, general and administrative expenses increased $12.6 million to $99.7 million for the nine months ended September 30, 2002, from $87.1 million for the nine months ended September 30, 2001, due primarily to Joliet’s expenses of $12.2 million for the nine months ended September 30, 2002, as compared to $3.9 million for the nine months ended September 30, 2001 (an $8.3 million increase).  The remaining increase is due primarily to a $3.4 million increase in city development fees at Lawrenceburg due to the increase in revenues related to the switch to dockside gaming effective August 1, 2002.

Other Operating Expenses – Other operating expenses increased by $5.1 million to $31.3 million for the nine months ended September 30, 2002, as compared to $26.2 million for the nine months ended September 30, 2001.  Joliet incurred $7.9 million of other operating expenses during the nine months ended September 30, 2002 as compared to $1.8 million for the nine months ended September 30, 2001.

Depreciation and Amortization – Depreciation and amortization increased $1.1 million from $33.9 million for the nine months ended September 30, 2001, to $35.0 million for the nine months ended September 30, 2002.  Increases for the nine months ended September 30, 2002 consisted of Joliet adding $5.7 million of depreciation and intangible asset amortization, accelerated depreciation of $0.3 million on planned asset retirements and $0.4 million of depreciation for our new data warehouse put in service during the third quarter 2002.  These increases are offset by a decrease in goodwill amortization due to its elimination in accordance with SFAS 142, effective as of January 1, 2002 for all goodwill.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $5.6 million would not have been recorded for the nine months ended September 30, 2001.

Interest Expense – Net interest expense increased $15.8 million to $61.4 million for the nine months ended September 30, 2002, from $45.6 million for the nine months ended September 30, 2001.  This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

Minority Interests – We had no minority interest expense for the nine months ended September 30, 2002, as compared to $4.1 million for the nine months ended September 30, 2001.  This decrease is attributable to our Lawrenceburg casino minority interests acquisitions during the first quarter 2001, and as the sole owner, we no longer incur minority interest expense.

Income Tax Expense – Income tax expense increased by $12.6 million to $44.2 million for the nine months ended September 30, 2002, from $31.6 million for the nine months ended September 30, 2001, due to increased pre-tax earnings (net of minority interests expense in 2001) and an increase in our effective tax rate due to an increase in Indiana tax rates.

Net Income – Net income was $55.1 million for the nine months ended September 30, 2002, compared to $45.4 million for the nine months ended September 30, 2001, due primarily to the factors discussed above.  If SFAS 142 had been in effect January 1, 2001, our net income would have increased by $3.3 million to $48.7 million and our diluted net income per share would have increased by $0.11 to $1.66 for the nine months ended September 30, 2001.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Casino –  Casino revenues for the three months ended September 30, 2002, increased $23.0 million, or 10.6% to $239.1 million from $216.1 million for the three months ended September 30, 2001.  Lawrenceburg casino revenues increased $11.3 million, or 12.9%, to $98.9 million for the three months ended September 30, 2002, from $87.6 million for the three months ended September 30, 2001.  Lawrenceburg commenced dockside gaming effective August 1, 2002.  Joliet, acquired July 31, 2001, recorded $57.9 million in casino revenue for the three months ended September 30, 2002.  As of September 30, 2001, we owned Joliet for two months and recorded $43.6 million in casino revenues.  The commencement of dockside gaming in Indiana and facility renovations by two competitors of our Joliet casino have resulted in a decrease in Joliet’s casino revenues of $5.7 million, from the $43.6 million for the two months ended September 30, 2001 to $37.9 million for the two months ended September 30, 2002.  Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 3.1% decrease in casino revenues from $84.9 million to $82.3 million.  Our Alton casino was affected by increased competitive pressures due to an expanded facility by a competitor in August 2002 and our Baton Rouge casino experienced construction disruptions during a recently completed three-month refurbishment.

Casino expenses increased $15.2 million to $111.2 million for the three months ended September 30, 2002, from $96.0 million for the three months ended September 30, 2001.  Joliet had $33.0 million in casino expenses for the three months ended September 30, 2002 as compared to $23.7 million for the three months ended September 30, 2001.  Joliet’s casino expense for the two months ended September 30, 2002 was $21.0 million compared to the $23.7 million for the two months ended September 30, 2001, a $2.7 million decrease.  The remaining increase for the three months ended September 30, 2002, is due primarily to our Lawrenceburg casino expense which includes increased gaming taxes corresponding to an increase in revenue with dockside gaming and an increase in gaming tax rates.

Admissions – Admissions revenues (net of complimentary admissions) decreased to $0.5 million for the three months ended September 30, 2002, from $0.8 million for the three months ended September 30, 2001, due primarily to a reduction in the admissions price during 2002 at Lawrenceburg.

Food, Beverage and Other – Food, beverage and other revenues increased $2.0 million to $24.4 million for the three months ended September 30, 2002, from $22.4 million for the three month period ended September 30, 2001.  Joliet contributed $1.3 million of this increase.  Food, beverage and other net profit increased $1.3 million to $6.6 million for the three months ended September 30, 2002, from $5.3 million for the three months ended September 30, 2001.  Joliet contributed $0.6 million of this increase.  The remainder of the increases is an overall increase in revenues and profits spread throughout our other properties.

Selling, General and Administrative – Selling, general and administrative expenses increased $2.4 million to $33.7 million for the three months ended September 30, 2002, from $31.3 million for the three months ended September 30, 2001.  Lawrenceburg’s expenses increased $2.2 million for the three months ended September 30, 2002 due primarily to higher city development fees due to the increase in revenues with dockside gaming effective August 1, 2002.

Other Operating Expenses – Other operating expenses increased by $0.1 million to $10.3 million for the three months ended September 30, 2002, as compared to $10.2 million for the three months ended September 30, 2001.  Joliet’s increase of  $0.7 million of other operating expenses during the three months ended September 30, 2002 was offset by slight decreases at all the other properties.

Depreciation and Amortization – Depreciation and amortization decreased $0.6 million from $12.7 million for the three months ended September 30, 2001, to $12.1 million for the three months ended September 30, 2002.  Increases for the three months ended September 30, 2002 consisted of Joliet adding $0.9 million of depreciation and intangible asset amortization as we owned Joliet for only two months for the three months ended September 30, 2001, accelerated depreciation of $0.3 million on planned asset retirements and $0.4 million of depreciation for our new data warehouse put in service during the third quarter 2002.  This net increase was offset by a decrease in goodwill amortization due to its elimination in accordance with SFAS 142, effective as of January 1, 2002.  If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $2.2 million would not have been recorded for the three months ended September 30, 2001.

Interest Expense – Net interest expense decreased $0.2 million to $20.2 million for the three months ended September 30, 2002, from $20.4 million for the three months ended September 30, 2001.  This decrease is primarily attributable to repayments on our credit facility throughout 2002 resulting in less interest expense for the three months ended September 30, 2002.

Income Tax Expense – Income tax expense increased by $3.3 million to $15.3 million for the three months ended September 30, 2002, from $12.0 million for the three months ended September 30, 2001, due to increased pre-tax earnings and an increase in our effective tax rate due to an increase in Indiana tax rates.

Net Income – Net income was $19.1 million for the three months ended September 30, 2002, compared to $17.2 million for the three months ended September 30, 2001, due primarily to the factors discussed above.  If SFAS 142 had been in effect January 1, 2001, our net income would have increased by $1.3 million to $18.5 million and our diluted net income per share would have increased by $0.04 to $0.62 for the three months ended September 30, 2001.

Competition

Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  One of these competitors recently completed a major casino and facility renovation, which opened in early August 2002.  Another competitor recently announced a $75 million hotel expansion, which is expected to open in mid-to-late 2004.  Our Riverside Casino faces competition from three casino companies in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market.  Our Joliet casino faces competition from eight other riverboat casino operators in the Chicago area.  Two of these competitors have opened major expansion projects within the last twelve months.  Additionally, four competitors in Indiana were allowed to begin dockside gaming in August 2002.  There could be further unanticipated competition in any market in which we operate as a result of legislative changes or other events.  We expect each market, in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the nine months ended September 30, 2002, we generated cash flows from operating activities of $136.1 million compared to $110.0 million for the same period in 2001.  This increase is due primarily to increases in our net income of $9.7 million and changes in our working capital of $6.9 million for the nine months ended September 30, 2002 over the nine months ended September 30, 2001, throughout our properties.

In the nine months ended September 30, 2002, we used cash flows for investing activities of $37.7 million compared to $841.0 million for the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, our investing activities included purchases of property and equipment of $37.7 million, a $17.2 million increase over property and equipment purchases for the nine months ended September 30, 2001.  This increase is due primarily to construction and expansion projects at our Joliet, Sioux City and Riverside facilities plus renovation at our Baton Rouge casino. The nine months ended September 30, 2001 included our acquisition of the minority interests in the Lawrenceburg casino requiring the use of $366.7 million in cash and our acquisition of the Empress Casino Joliet requiring the use of $453.9 million in cash.

During the nine months ended September 30, 2002, cash of $98.4 million was used by financing activities compared to $729.4 million of cash flows provided by financing activities for the same period in 2001.  In 2001, $769.4 million was provided through the issuance of subordinated notes and borrowings on our credit facility.  These funds were used to fund the purchases of the Lawrenceburg casino minority interests.  Cash flows in 2001 were also used for repayment of partner loans and distributions related to the Lawrenceburg partnership.  For the nine months ended September 30, 2002, we used $96.4 million for repayments on our credit facility.

At September 30, 2002, we had approximately $57.2 million of cash and cash equivalents.  At September 30, 2002, we had outstanding $337.4 million on our senior secured credit facility ($65.8 million on our revolving credit facility and $271.6 million on our term loan) and $557.7 million of subordinated notes (due in June 2009 and September 2011), including $7.7 million of unamortized premium.  As of September 30, 2002, we had outstanding letters of credit of $7.5 million and availability under the credit facility was approximately $326.7 million.  We have no off balance sheet debt.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of September 30, 2002, the notional principal amounts were $199.0 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, we recorded, as of September 30, 2002, the fair value of these interest rate swap agreements in the consolidated balance sheet in other long-term obligations ($5.5 million pretax) and the related change in fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($3.1 million net of deferred taxes of $2.4 million).

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0.  As of September 30, 2002, we are in compliance with these ratios.

We have made a significant investment in property and equipment and plan to make significant additional investments at our existing properties. As of September 30, 2002, we have begun construction on major projects at our Riverside and Joliet properties.  During the fourth quarter 2002, we expect to spend approximately $40.0 million to $50.0 million on these projects.  We expect to fund these expenditures from internally generated cash and availability under our credit facility.

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

Our long-term debt, as of September 30, 2002, matures as follows:

One year and less	$4,427
1 - 3 years	9,181
4 - 5 years	74,134
After 5 years	811,653
Total	$899,395

Controls and Procedures

(a)       Evaluation of disclosure controls and procedures:

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is reported, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Within the 90 days prior to the filing date of this Report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including James B. Perry, our Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)       Changes in internal controls:

        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation date.

ARGOSY GAMING COMPANY

OTHER INFORMATION

PART II.          Other Information

Item 1.              Legal Proceedings -

            The Company is from time to time a party to legal proceedings arising in the ordinary course of business.  No material changes have occurred since our last filing.

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information - None

Item 6.    Exhibits and reports on Form 8-K

(a)                Exhibit

                                                Exhibit 99.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)               Reports on Form 8-K – None

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date: November 12, 2002	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James B. Perry, Chief Executive Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Argosy Gaming Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ James B. Perry

James B. Perry
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dale R. Black, Senior Vice President and Chief Financial Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Argosy Gaming Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Dale R. Black

Dale R. Black
Senior Vice President and Chief Financial Officer