Form 10-K
period 2002-12-31
ARGOSY GAMING CO
filed 2003-03-25
CIK 895385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

        Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, the last day of the registrant's most recently completed second fiscal quarter, was approximately $724,942,575.

        As of March 17, 2003, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 28,946,229.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this 10-K incorporates information by reference from the registrant's 2003 definitive proxy statement filed March 25, 2003.

PART I

ITEM 1.    BUSINESS

        Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as references to "Argosy" or the "Company" refer to Argosy Gaming Company and all of its subsidiaries.

The Company

        We are a leading owner and operator of six riverboat casinos located in the central United States. We pioneered riverboat gaming in St. Louis, Kansas City and Baton Rouge by opening the first casino in each of those markets. Our riverboat casino that serves the Cincinnati market from Lawrenceburg, Indiana is one of the largest revenue producing riverboats in the United States gaming industry. In addition, we own the Empress Casino Joliet serving the Chicago, Illinois market.

        We are a Delaware corporation. Our principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002 and our telephone number is (618) 474-7500. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, special reports and other information with the Securities and Exchange Commission (SEC) and are made available on the SEC's website at www.sec.gov and on our website at www.argosycasinos.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not being incorporated herein.

        The following summarizes our casino properties:

Casino Name	Principal Metropolitan Markets Served	2002 Net Revenues	Approximate Gaming Positions
		(in thousands)
Argosy Casino Lawrenceburg	Cincinnati-Dayton-Columbus, Ohio	$380,116	2,707
Empress Casino Joliet	Chicago, Illinois	230,935	1,305
Alton Belle Casino	St. Louis, Missouri	114,162	1,181
Argosy Casino Riverside	Kansas City, Missouri	94,754	1,311
Argosy Casino Baton Rouge	Baton Rouge, Louisiana	79,122	1,063
Argosy Casino Sioux City	Sioux City, Iowa	37,734	538

        Our operating strategy emphasizes increasing revenues and profits through enhancing our customers' gaming experience by providing superior service, expanding and refining direct marketing programs utilizing an extensive customer database, investing in state-of-the-art gaming products, upgrading and renovating our properties and managing costs.

Business Strategy

        By capitalizing on the extensive gaming industry experience of our management team, we have developed a strategy to maximize the performance of our operating assets and improve financial results. We continue to implement changes at each of our properties to improve our competitive position, increase gaming revenues and enhance profitability. The key elements of our business strategy include: (1) providing our customers a superior gaming experience to foster customer loyalty; (2) focusing on our most valuable customers to encourage repeat business; (3) enhancing the gaming product at our casinos by investing in state-of-the-art gaming equipment; (4) renovating our properties to create more exciting gaming environments and (5) pursuing high-return business opportunities.

  •
  Provide our customers with a superior entertainment experience.  We operate casinos catering to "locals" customers who generally live within an hour's drive of our casinos. Based on our surveys, our regular customers game an average of three times a month, unlike a destination gaming market, such as the Las Vegas strip, where people visit less frequently. We believe that exceptional customer service and an enjoyable gaming experience are critical to fostering customer loyalty. Our customers have indicated in surveys that cleanliness, a comfortable atmosphere, attentive staff, availability of games, and a feeling of fun and excitement are important factors that attract them to our casinos. We take our customers' preferences into account when implementing our operating and capital spending plans. We generally allocate approximately 70% of our maintenance capital expenditures at each property to address issues of importance to customers, with the majority spent to keep our gaming product fresh and the excitement high.

  •
  Focus on our most valuable customers.  Our primary marketing focus is through direct and relationship marketing to encourage repeat business with our frequent customers. We use sophisticated player tracking systems to identify and reward premium players and our most loyal customers. Based on a player's gaming activity, we create promotions including targeted direct mail coin offers and "members only" concerts, parties, tournaments, sweepstakes and special entertainment events. We employ an integrated data warehouse to expand and refine our knowledge of our customers.

  •
  Invest in new gaming equipment.  Slot machines contributed approximately 85% of our casino revenues in 2002 and are an important element of our profitability. We continually upgrade our gaming product with state-of-the-art slot machines. We believe that regularly replacing slot machines with the most popular products creates a more exciting gaming experience and increases profitability. During 2003 and 2004, subject to regulatory approvals, we plan on insuring our entire slot product has cashless ticket-in, ticket-out slot capability. In order to complete our conversion to cashless slot product, Illinois and Louisiana must first approve cashless slots.

  •
  Renovate our riverboat and dockside entertainment facilities.  To maintain an exciting gaming experience for our customers, we have developed a capital investment plan to systematically renovate and improve our casino and entertainment facilities in response to customer preferences and market opportunities. For example, we plan to spend approximately $40 million in 2003 to maintain a quality environment for our customers. In addition, we plan on spending approximately $115 million in 2003 to expand our Kansas City, Joliet and Sioux City casinos. The Kansas City and Joliet casinos will become barge-based operations, which our customers find more desirable.

    In Riverside, we are looking to replace our current three-level riverboat facility with a single level, 58,000 square-foot barge-based facility, providing for a 50% increase in gaming positions and a new high limit area. The project will also include the renovation and expansion of the current pavilion to include a new VIP club, new dining venues, an expanded buffet and dining room, and additional surface and VIP parking areas. We expect to complete this project at the end of 2003, at a total cost of approximately $105 million.

    In Joliet, we will replace our two multi-level riverboat casinos that currently operate a total of five levels of gaming space with a two-level barge purchased in 2002. The barge is undergoing extensive renovations and will offer approximately 50,000 square feet of gaming space, plus an additional 15,000 square feet for a party room and player's lounge. The project is targeted to open in the second quarter 2003 at a total cost of approximately $40 million.

  •
  Pursue strategic opportunities and acquisitions that provide superior returns.  We look to invest in growth opportunities that add shareholder value while maintaining an appropriate capital structure. Our acquisition of the Empress Casino Joliet during 2001 has increased and diversified our cash flow within the largest locals gaming market and third largest gaming market in the United States. In the future, we will continue to evaluate and pursue possible acquisitions of complementary businesses and other strategic opportunities to enhance shareholder value.

Casino Properties

Argosy Casino Lawrenceburg

        Property:    The Lawrenceburg casino is located on the Ohio River in Lawrenceburg, Indiana approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area. The Lawrenceburg casino is one of the largest riverboats in the United States with 74,300 square feet of gaming space on three levels with 2,143 slot machines and 94 table games. In 2002, the Indiana gaming commission approved dockside gaming and our Lawrenceburg casino commenced dockside gaming on August 1, 2002. As such, our Lawrenceburg casino no longer cruises.

        The complex also features a 300 room hotel, a 200,000 square foot land-based entertainment pavilion and support facility offering a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge and an 1,800 space parking garage. Employee and overflow parking is provided at a 1,400 space remote lot that is accessed by shuttle bus.

        Capital Improvements:    In 2002, we spent approximately $8.3 million on capital improvements consisting entirely of maintenance capital. In 2003, we intend to spend approximately $8 million on capital improvements, including $5 million related to cashless gaming products.

        Gaming Market:    The Lawrenceburg casino draws from a population of approximately 1.6 million residents in the Cincinnati metropolitan area and an additional 5.4 million people who reside within 100 miles of Lawrenceburg, including the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky.

        In the Cincinnati market, the Lawrenceburg casino directly competes with two other riverboat casinos. The three riverboat casinos operating in the Cincinnati market generated $626.9 million of gaming revenues in 2002, a 9.3% increase from 2001. In 2002, the Lawrenceburg casino represented 45.1% of gaming position capacity in the Cincinnati market, and captured 59.6% of the market's gaming revenues.

        The Lawrenceburg casino is the closest casino to the Cincinnati metropolitan area. Our nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. Another competitor is located 40 miles from Lawrenceburg in Switzerland County, Indiana. Secondarily, we compete with a riverboat casino in Bridgeport, Indiana in the Louisville, Kentucky area approximately 100 miles from Lawrenceburg.

        Regulatory Update:    Indiana gaming law currently limits the number of gaming licenses to be issued in the state to a total of 11, including a maximum of 5 licenses and a limit of one license per county along the Ohio River. Indiana gaming law does not restrict the size of a licensee's gaming facility or place limits on customer losses or betting levels. Our Indiana gaming license is subject to renewal on an annual basis. Effective August 1, 2002, our casino commenced dockside gaming allowing our customers continuous unlimited ingress and egress during its hours of operation and no longer requiring cruises. At the same time, Indiana enacted legislation to increase gaming tax rates for those casinos adopting dockside gaming.

        Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. The Ohio legislature has considered, at various times, legislation that would allow certain types of casino-style gaming at Ohio racetracks. Legislation has been introduced to allow Kentucky racetracks to have slot machines. The Kentucky legislation would allow any kind of electronic games, from slots to keno to video poker as well as wide area progressives. The Indiana legislature has considered, at various times, additional legislation that could apply certain provisions of tax increases enacted during 2002 on a retro-active basis and also proposed to eliminate the existing restrictions on owning more than one Indiana casino and allows each county with riverboat gaming to hold a referendum to allow dockside gaming. To date, Ohio, Kentucky and Indiana have not enacted such proposed legislation. Enactment of such legislation by Ohio, Kentucky or Indiana could have an adverse affect on the financial results of our Lawrenceburg casino.

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

        The Alton property includes an approximately 60,000 square foot entertainment pavilion and features a 124 seat buffet, a restaurant and a 400 seat main showroom. Parking is available at an adjacent city-owned surface parking facility and at two sites in the city of Alton, to and from which we provide valet parking as well as free shuttle service.

        Capital Improvements:    In 2002, we spent approximately $2.8 million on capital improvements, including $2.2 million on maintenance capital. In 2003, we intend to spend approximately $3 million on capital improvements, including $2 million on cashless gaming products subject to approval of such products in Illinois.

        Gaming Market:    The Alton Belle Casino generally draws from a population of approximately 2.5 million residents within the St. Louis metropolitan area and an additional 1.2 million people within a 100-mile radius of the City of St. Louis. The target customers of the Alton Belle Casino are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois.

        The Alton Belle Casino faces competition from four other riverboat casino companies currently operating in the St. Louis area, including one other Illinois licensee. As an Illinois licensee, the Alton Belle Casino is not subject to Missouri's $500 loss limit and therefore has a competitive advantage in attracting high-end customers over the three competitors operating under Missouri licenses. The riverboat casinos operating in the St. Louis market generated $804.5 million of gaming revenues in 2002, a 5.0% increase from 2001. The Alton Belle Casino represented approximately 12.3% of gaming position capacity in the St. Louis market, and captured approximately 14.8% of the market's gaming revenues. One competitor in Missouri completed a major renovation of its facility in August 2002 that increased the market capacity by 17%. Following this major renovation, the Alton Belle Casino's revenues declined approximately 5% with a corresponding decrease in market share.

        Regulatory Update:    Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois gaming license is subject to renewal in October 2003. During the second quarter 2002, Illinois enacted legislation increasing gaming and admission tax rates.

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

Argosy Casino Riverside

        Property:    The Argosy Casino Riverside is located on the Missouri River in Riverside, Missouri on a 55-acre site approximately five miles from downtown Kansas City. The riverboat features approximately 36,000 square feet of gaming space, 1,131 slot machines and 30 table games. The Kansas City casino began operations in Kansas City, Missouri on June 22, 1994, as the first gaming facility to open in the Kansas City market. During November 1999, Missouri adopted open boarding, allowing customers unlimited ingress and egress, eliminating the two-hour mock cruising requirements.

        The Kansas City casino is complemented by an 85,000 square foot land-based entertainment facility featuring specialty and buffet restaurants, a sports/entertainment lounge and 8,000 square feet of banquet/conference facilities. A parking garage and surface parking areas with 2,000 spaces are located adjacent to the pavilion.

        Capital Improvements:    During 2002, we spent $13.1 million on capital improvements, including $10.1 million on our major renovation project. In 2003, we intend to spend approximately $105 million on capital improvements, including completion of our major renovation and conversion to cashless gaming products. The targeted opening of our new barge-based casino is currently planned by year-end 2003. The new project will allow us to replace our existing three-level riverboat facility with a single level 58,000 square-foot barge-based facility providing for a 50% increase in gaming positions and a new high limit area. The project also includes the renovation and expansion of the existing pavilion to include a new VIP club, new dining venues, an expanded buffet and dining room, and additional surface and VIP parking.

        Gaming Market:    The Kansas City casino draws from a population of approximately 1.6 million residents in the greater Kansas City metropolitan area and an additional 900,000 people within a 100-mile radius of Kansas City. The Kansas City casino site offers convenient access from two major highways. The Kansas City casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area.

        We currently face competition from three other casinos in the Kansas City area. The four riverboat casinos operating in the Kansas City market generated $614.0 million of gaming revenues in 2002, a 5.5% increase from 2001. Our Kansas City casino represented 15.5% of gaming position capacity in the Kansas City market and captured 16.0% of the market's gaming revenues.

        Regulatory Update:    Our Missouri gaming license is subject to renewal in June 2004 and again every two years thereafter. Legislation has been filed in Kansas, which, if enacted, would allow for slot machines at racetracks. Missouri has discussed possible increases in admission and gaming taxes. Should Kansas enact such legislation or Missouri increase admission or gaming taxes, our Kansas City casino's financial results would be adversely affected.

Argosy Casino Baton Rouge

        Property:    The Argosy Casino Baton Rouge is located on the Mississippi River in downtown Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space, 877 slot machines and 31 table games. The Baton Rouge casino began operations in September 1994 as the first riverboat gaming facility in the Baton Rouge market. Louisiana adopted legislation effective April 1, 2001, that permits dockside gaming, allowing customers unlimited ingress and egress, and eliminating the three-hour cruising requirements. This legislation also increased the tax on riverboat operations from 18.5% to 21.5%. As a result, the Argosy Casino Baton Rouge remains dockside and offers its customers unlimited ingress and egress during its hours of operation.

        The riverboat casino is complemented by a 730-space parking garage, a 270-space surface parking lot and by our adjacent real estate development known as Catfish Town. Catfish Town is located next to

Baton Rouge's convention complex, the Centroplex, which has a 12,000-seat arena and a 30,000-square foot exhibition hall. Catfish Town includes a 50,000 square foot glass-enclosed atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of leasable retail space. We own and operate the Catfish Town facility through our wholly-owned subsidiary, Jazz Enterprises, Inc., which we acquired in 1995 after Catfish Town's developer experienced financial difficulties and put in doubt its ability to satisfy certain development obligations to the City of Baton Rouge. In February 2001, we opened a $22 million, 300-room hotel.

        Capital Improvements:    During 2002, we spent approximately $3.3 million in capital improvements consisting entirely of maintenance capital. In 2003, we intend to spend approximately $3 million in maintenance capital, including $2 million on cashless gaming product subject to regulatory approval.

        Gaming Market:    The Baton Rouge casino draws from a population of approximately 0.5 million in the Baton Rouge metropolitan area. The Baton Rouge casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and operators of video poker machines in non-casino locations in certain Baton Rouge parishes. The two riverboat casinos operating in the Baton Rouge market generated approximately $179.3 million of gaming revenues in 2002, a 4.1% increase from 2001. The Argosy Casino Baton Rouge represented 44.4% of gaming position capacity in the Baton Rouge market and generated 43.1% of the market's gaming revenues.

        Regulatory Update:    The Louisiana Gaming Board renewed our license effective July 18, 2002, for a three-year period subject to renewal on July 18, 2005.

Argosy Casino Sioux City

        Property:    The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 12,500 square feet of gaming space, 454 slot machines and 14 table games. The Argosy Casino Sioux City typically conducts one two-hour cruise each day for 100 days per year. At all other times the Argosy Casino Sioux City remains dockside and operates with unlimited ingress and egress. The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space and administrative support offices.

        Capital Improvements:    In 2002, we spent approximately $5.7 million in capital expenditures, including $3.8 million on our renovation project of a barge facility that will include a new restaurant, party/function room and promotions booth, as well as office space for employees. In 2003, we expect to spend approximately $4 million in capital improvements, including $2 million to complete the renovation project and $1 million on cashless gaming products.

        Gaming Market:    The Argosy Casino Sioux City draws from a population of approximately 80,000 residents in Sioux City and an estimated 100,000 people within a 40-mile radius of Sioux City. The Argosy Casino Sioux City competes primarily with land-based Native American casinos that are not required to report gaming revenues and other operating statistics, therefore market comparisons cannot be made. We also compete with certain providers and operators of video gaming in the neighboring state of South Dakota. Additionally, we compete with slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and with two riverboat casinos in the Council Bluffs/Omaha, Nebraska market.

        Regulatory Update:    Our Iowa gaming license is subject to annual renewal each March. In addition, Iowa law stipulates that a referendum must be held every eight years to reaffirm gaming in each county that has gaming. This referendum was approved in November 2002, thus continuing gaming in the county we operate for another eight years.

Empress Casino Joliet

        Property:    The Empress Casino Joliet is located in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago. The casino consists of two adjacent riverboat vessels providing a combined 36,066 square feet of gaming space with 1,113 slot machines and 32 table games. Both riverboats remain dockside and offer customers unlimited ingress and egress. The complex features a 150,000 square foot Egyptian themed pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The pavilion also contains an off-track pari-mutuel betting parlor. The complex also includes a 102-room hotel, surface parking areas with approximately 2,350 spaces and an 80-space recreational vehicle park. We acquired 100% of the Empress Casino Joliet as of July 31, 2001, for approximately $463.8 million.

        Capital Improvements:    In 2002, we spent approximately $23.0 million in capital expenditures, including $3.6 million in maintenance capital and $19.4 on a renovation project which will replace our existing two boats that currently operate a total of five levels of gaming space with a two-level barge facility that was purchased in 2002. When completed, the barge will offer approximately 50,000 square feet of gaming space, plus an additional 15,000 square feet for a party room and player's lounge. In 2003, we intend to spend approximately $25 million in capital expenditures, including approximately $21 million to complete this project and including $3 million on cashless gaming product subject to regulatory approval. This new facility will enhance customer appeal in this competitive market as well as deliver a number of operational efficiencies at the same time.

        Gaming Market:    The Empress Casino Joliet draws from a population of approximately 8.0 million people who reside within 50 miles of Joliet, including Chicago, which has the largest local population of any state-licensed gaming market and is the third largest gaming market in the United States. The target customers of the Empress Casino Joliet are drawn largely from the southern and western regions of the greater Chicago metropolitan area, as well as portions of north central Illinois. The eight riverboat casinos operating in the Chicago market generated approximately $2.1 billion of gaming revenues in 2002, a 5.1% increase from 2001. The Empress Casino Joliet had 10.0% of gaming position capacity in the Chicago market as of December 31, 2002, and captured 11.4% of the market's casino revenues in 2002. The competitive impact of dockside gaming in Indiana and facility renovations by two nearby casinos have resulted in a decrease in the Empress Casino Joliet's market share of approximately 1.5 percentage points from 2001 to 2002.

        Regulatory Update:    Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois license for Joliet was issued at the time of our acquisition of Empress Casino Joliet and was renewed in July 2002 for four years.

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

Marketing

        We focus our marketing efforts on direct and relationship marketing to encourage repeat business and foster customer loyalty. We have designed an overall marketing strategy of utilizing direct marketing as our primary means of communicating with our customers. Although the marketing plan for each of our properties is tailored to the specific needs of the site, the common strategic components are:

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

        A key tactic in implementing our overall strategy is the effective use of the information we obtain regarding our customers' playing activity. At each of our properties, we encourage patrons to join the Argosy Preferred Club. We then track the member's level of play through the use of sophisticated player tracking systems. We have placed in service during the fourth quarter 2002, our integrated data warehouse that expands and refines our knowledge of our customers. Utilizing the information from our databases, we create promotions including targeted direct mail coin offers and "members only" parties, tournaments, sweepstakes and special entertainment events. This data warehouse stores information on more than two million Argosy Preferred Club members in our marketing databases, of which active customers account for approximately 60% of our revenues.

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

Employees

        As of December 31, 2002, we employed approximately 6,130 full-time and 770 part-time employees. The Seafarers Entertainment and Allied Trade Union represent approximately 2,694 employees, located throughout our properties. Additionally, 7 employees at our Alton Property are represented by the Seafarer Union of North America. We have collective bargaining agreements with those unions that expire at various times between June 2003 and June 2004. In Alton, the International Brotherhood of Electrical Workers represents 10 of our employees and 100 employees are represented by the Security Police Fire Professionals of America Union. In addition, 35 employees located throughout our properties except Alton are represented by American Maritime Officers Union. At Joliet, 35 employees are represented by the International Union of Operating Engineers and the Hotel Employees and Restaurant Employees Union represent 360 employees. The hotel and restaurant employees of Joliet are currently working without a contract. We have not experienced any work stoppages and believe our labor relations are generally satisfactory.

Other Regulatory

        We are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. We have not made, and do not anticipate making, material expenditures in order to comply with applicable provisions of these laws and regulations. However, the coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean up of oil pollution. This requirement can be satisfied by either proof of adequate insurance, including self-insurance, or the posting of a surety bond or guaranty.

        Our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a certificate of seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and floatation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's certificate of seaworthiness or ABS approval would preclude its use as a floating casino.

        Permanently moored vessels are not required to hold certificates of documentation and inspection from the U.S. Coast Guard. However, the permanently moored vessels are inspected by a third party and certified with respect to stability and single compartment flooding integrity.

        Our marine operation employees may be subject to the Jones Act, which, among other things, exempts those employees from the state limits on workers' compensation awards.

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

Insurance

        We carry property and casualty insurance on our land-based assets and our vessels, generally in the amount of their replacement costs, with a nominal deductible with respect to our land-based assets and a deductible equal to 1% of the replacement value of the vessels. Our land-based assets are covered by flood and earthquake insurance. Our general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million as an annual aggregate with a $100,000 self-insured retention. Our general liability insurance with respect to our marine operations has a

$100,000 per occurrence self-insured retention with per occurrence coverage up to a $200 million limit. With respect to worker's compensation, we have a $250,000 per occurrence deductible with a $1 million per occurrence limit. We carry business interruption insurance policies at our properties, which carry deductibles ranging from 14 to 30 days and maximum coverage up to $62 million, depending on the location.

ITEM 2.    PROPERTIES

        The following is a list of our principal properties as of December 31, 2002. Substantially all of our properties are subject to the lien of our senior lenders under our $675 million Amended and Restated Senior Secured Credit Facility Agreement dated July 31, 2001.

	Interest	Function	Lease Expiration
Lawrenceburg, Indiana
Real Property	Owned	Permanent Landing Site and Hotel
Argosy VI	Owned	Riverboat Casino
Docking Site	Leased	Vessel Dock	December 2003	(1)
Real Property	Owned	Parking Lot
Alton, Illinois
Office Building	Leased	Executive Offices	Month to Month
Real Property	Leased	Landing Rights	April 2006	(1)
Alton Belle II	Owned	Riverboat Casino
Office Building	Owned	Offices
Support Barges	Owned	Landing and Office Facilities
Spirit of America Barge	Owned	Staging Vessel
Riverside, Missouri
Real Property	Leased	Landing Rights	December 2004	(1)
Real Property	Owned	Permanent Landing Site
Argosy IV	Owned	Riverboat Casino
Baton Rouge, Louisiana
Real Property	Owned	Vessel Access and Hotel
Argosy III	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge
Sioux City, Iowa
Argosy V	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge
Real Property	Leased	Landing Rights	June 2003	(1)
Joliet, Illinois
Real Property	Owned	Permanent Landing Site and Hotel
Empress I	Owned	Riverboat Casino
Empress II	Owned	Riverboat Casino
Support Barges	Owned	Staging Barges
Barge	Owned	Future Riverboat Casino
Barges	Owned	Restaurant
Barges	Owned	Barges

(1)
Renewal options available.

ITEM 3.    LEGAL PROCEEDINGS

        We are, from time to time, a party to legal proceedings arising in the ordinary course of business. Other than as disclosed below, we are unaware of any legal proceedings, which, even if the outcome were unfavorable to us, would have a material adverse impact on either our financial condition or results of operations.

Gaming Industry Class Actions

        We have been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the court consolidated all three actions under the case name William H. Poulos, etc. v. Caesars World, Inc., et al. On February 13, 1997, the plaintiffs filed a consolidated amended complaint. The court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second amended complaint. The parties have fully briefed the plaintiff's motion for class certification. The court held a hearing on this motion on November 15, 2001. The parties are awaiting a decision from the court. Discovery has been stayed pending the court's ruling. We are unable to determine what effect, if any, the suit would have on our business or operations.

Conservancy District Lease Litigation in Dearborn County, Indiana

        On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the "District") of certain land owned by the District, which land has in turn been subleased by the City to our affiliate Indiana Gaming, L.P. and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming, L.P. has been awarded a riverboat owner's license by the Indiana Gaming Commission. Defendants are the District and its individual directors. In 1998, Indiana Gaming, L.P. was permitted to intervene and is now contesting the action. The District and its directors have advised that they are contesting the action and intend to continue to do so. An adverse ruling in this matter could have a material adverse effect on our financial condition and results of operations.

Capitol House Preservation Company, L.L.C. v. Jazz Enterprises, Inc. et. al.

        On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to us. The defendants have filed exceptions which contest the right of Capitol House to attack in this lawsuit the final decision of the Louisiana Gaming Enforcement Division in granting a gaming license to the defendants and denying the license to Capitol House. The trial court overruled the defendants' exceptions, but the defendants have applied to the Louisiana First Circuit Court of Appeal for a writ of review. The Louisiana First Circuit Court of Appeal denied defendant's writ application and therefore the defendants have now again appealed to the Louisiana Supreme Court. If the First Circuit grants the writ and rules in favor of the defendants, the claims of Capitol House will be dismissed.

        We intend to seek indemnification from the Former Jazz Shareholders for any liability we, Argosy Louisiana or Jazz suffers as a result of such cause of action. As part of the consideration payable by us to the Former Jazz Shareholders for the acquisition of Jazz, we agreed at the time of such acquisition to annual deferred purchase price payments of $1,350,000 for each of the first ten years after closing and $500,000 for each of the next ten years. Payments are to be made quarterly by us. The definitive acquisition documents provide us with offset rights against such deferred purchase price payments for indemnification claims against the Former Jazz Shareholders and for liabilities that the Former Jazz Shareholders contractually agreed to retain. There can be no assurance that the Former Jazz Shareholders will have assets sufficient to satisfy any claim in excess of our offset rights, therefore, an adverse ruling in this matter could have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the New York Stock Exchange under the symbol AGY. On March 7, 2003, the approximate number of stockholders of record of the Company's Common Stock was 519. The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated. These quotations and sales prices do not include retail mark-ups, mark-downs or commissions.

	Price Range of Common Stock
Year Ending December 31, 2002
	High	Low
1st Quarter	$38.50	$31.34
2nd Quarter	$41.50	$25.30
3rd Quarter	$29.95	$19.11
4th Quarter	$24.29	$16.49
	Price Range of Common Stock
Year Ending December 31, 2001
	High	Low
1st Quarter	$26.87	$16.3125
2nd Quarter	$28.63	$22.80
3rd Quarter	$30.25	$22.30
4th Quarter	$34.85	$25.01

        On March 17, 2003, the reported last sales price for the Common Stock was $17.95.

        Since our initial public offering in February 1993, we have not declared any cash dividends or distributions on our Common Stock. Although we currently intend to retain our earnings to finance future growth and therefore have no present intention of paying dividends, this policy will be reviewed quarterly by our Board of Directors in light of, among other things, our results of operations, capital requirements, any restrictions imposed by applicable gaming regulations and restrictions imposed by our indentures and loan documents. At present, our Amended and Restated Credit Agreement dated July 31, 2001, requires the consent of the lenders in order to declare a dividend.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except share and per share amounts)
Statement of Operations data:
Net revenues	$936,813	$779,369	$650,633	$559,651	$481,194
Income from operations	210,104	183,173	151,556	123,025	87,811
Net income	71,548	66,085	45,375	11,506	6,561
Diluted net income per share	2.43	2.25	1.56	0.40	0.23
Weighted average diluted common shares outstanding	29,438,602	29,314,866	29,143,543	28,920,656	24,604,485

Balance sheet data (at end of period):
Total assets	$1,318,565	$1,311,711	$537,236	$566,860	$562,752
Long-term debt, including current maturities	890,784	999,152	276,336	379,373	424,000
Total stockholders' equity	246,000	178,002	103,952	58,245	40,863

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ARGOSY GAMING COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except as otherwise noted, the words "we", "us", "our" and similar terms, as well as references to "Argosy" or the "Company" refer to Argosy Gaming Company and all of its subsidiaries.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) construction delays related to the Company's expansion projects' (ii) competitive and general economic conditions in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations, including but not limited to gaming tax increases, issuances of additional gaming licenses and the approval of cashless slots, and (iv) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

Overview

        We own and operate the Alton Belle Casino in Alton, Illinois; the Empress Casino Joliet in Joliet, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Argosy Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.

        In 2002, many factors affected our casinos' operations. Effective August 1, 2002, our Lawrenceburg casino commenced dockside gaming. This has had a positive impact on casino revenues in the last half of 2002. During the second quarter 2002, Illinois and Indiana enacted legislation increasing gaming tax rates. Also, in late 2001 and 2002, three competitors made significant renovations, which, coupled with the increased gaming tax rates, have negatively impacted our Alton and Joliet, Illinois casino operations. In addition, dockside gaming in Indiana has negatively impacted our Joliet, Illinois casino operations.

        During the first quarter 2001, we acquired the minority interests in our Argosy Casino in Lawrenceburg, Indiana. Following the acquisition of these minority interests, we now own 100% of all our operations and are no longer required to record minority interest expense. On July 31, 2001, we acquired the Empress Casino Joliet in Joliet, Illinois. The results of our operations for 2001 include the results of Empress Casino Joliet for the five months ended December 31, 2001.

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Casino Revenues
Alton Belle Casino	$118,914	$121,862	$112,077
Argosy Casino—Riverside	98,374	98,735	97,049
Argosy Casino—Baton Rouge	77,239	77,164	70,943
Argosy Casino—Sioux City	38,863	37,100	34,801
Argosy Casino—Lawrenceburg	373,714	346,432	344,013
Empress Casino Joliet(1)	237,620	102,112	—

Total	$944,724	$783,405	$658,883

Net Revenues
Alton Belle Casino	$114,162	$116,869	$107,490
Argosy Casino—Riverside	94,754	94,680	92,889
Argosy Casino—Baton Rouge(3)	79,122	78,044	67,267
Argosy Casino—Sioux City	37,734	36,421	33,710
Argosy Casino—Lawrenceburg	380,116	354,237	348,918
Empress Casino Joliet(1)	230,935	99,126	—
Other	(10)	(8)	359

Total	$936,813	$779,369	$650,633

Income (loss) from Operations(2)
Alton Belle Casino	$27,890	$34,968	$32,155
Argosy Casino—Riverside	20,093	20,575	17,803
Argosy Casino—Baton Rouge(3)	7,168	5,784	6,844
Argosy Casino—Sioux City	7,706	8,043	6,708
Argosy Casino—Lawrenceburg	116,874	116,649	111,991
Empress Casino Joliet(1)	53,828	26,416	—
Corporate(4)	(21,819)	(27,814)	(22,316)
Other	(1,636)	(1,448)	(1,629)

Total	$210,104	$183,173	$151,556

EBITDA(2)(5)
Alton Belle Casino	$34,436	$40,944	$38,016
Argosy Casino—Riverside	24,465	24,671	23,368
Argosy Casino—Baton Rouge(3)	15,256	14,349	13,999
Argosy Casino—Sioux City	9,828	9,626	8,277
Argosy Casino—Lawrenceburg	130,027	132,200	133,039
Empress Casino Joliet(1)	63,745	30,378	—
Lawrenceburg financial advisory fee(6)	—	(927)	(6,652)
Corporate(4)	(20,303)	(20,697)	(21,942)
Other	67	(55)	(455)

Total	$257,521	$230,489	$187,650

(1)
Amounts for 2001 reflect five months of operations after our purchase of the Empress Casino Joliet on July 31, 2001.

(2)
Income from operations and EBITDA exclude (i) consideration of any management fee paid to us and the 42.5% minority interest in our Lawrenceburg casino for periods prior to our first quarter

  2001 acquisitions of these minority interests and (ii) the 30% minority interest in our Sioux City casino for the period prior to our July 2000 acquisition of this interest.

(3)
Includes operations of Jazz Enterprises, Inc., a wholly owned subsidiary that owns and operates the Catfish Town real estate development adjacent to our Baton Rouge casino.

(4)
The year ended December 31, 2001, includes a $1.9 million pretax charge related to the abandonment of a proposed casino in Kenosha, Wisconsin. The year ended December 31, 2000, includes a $6.8 million pretax charge related to the write-down of the Alton landing facility.

(5)
"EBITDA" is defined as earnings before interest, taxes, depreciation and amortization and is presented before any management fees paid to Argosy. EBITDA should not be construed as an alternative to financial measures determined in accordance with generally accepted accounting principles, such as income from operations, net income, or cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA may not be comparable to similarly titled measures reported by other companies. We have other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA. A reconciliation from EBITDA to Income from operations is as follows:

	Years Ended December 31,
	2002	2001	2000
EBITDA	$257,521	$230,489	$187,650
Depreciation and amortization	(47,417)	(47,316)	(36,094)

Income from operations	$210,104	$183,173	$151,556

(6)
The Lawrenceburg partnership paid a financial advisory fee equal to 5.0% of its EBITDA to a minority partner prior to our acquisition of this minority interest in February 2001.

Year ended December 31, 2002, compared to year ended December 31, 2001

        Casino—Casino revenues for the year ended December 31, 2002, increased $161.3 million, or 20.6%, to $944.7 million from $783.4 million for the year ended December 31, 2001. Lawrenceburg casino revenues increased $27.3 million, or 7.9%, to $373.7 million for the year ended December 31, 2002, from $346.4 million for the year ended December 31, 2001. Lawrenceburg commenced dockside gaming on August 1, 2002. The Empress Casino Joliet recorded $237.6 million of casino revenue for the year ended December 31, 2002, compared to $102.1 million in casino revenue for the five months since acquisition (July 31, 2001) through December 31, 2001. The competitive impact of dockside gaming in Indiana and facility renovations by two nearby casinos have resulted in a decrease in Joliet's casino revenues of $8.9 million, from the $102.1 million for the five months ended December 31, 2001, to $93.2 million for the five months ended December 31, 2002. Alton, Riverside, Sioux City and Baton Rouge 2002 casino revenues remained relatively constant, decreasing from $334.9 million to $333.4 million. Increased competitive pressures due to an expanded facility by a competitor in August 2002 affected our Alton casino.

        Casino expenses increased $100.0 million to $432.2 million for the year ended December 31, 2002, from $332.2 million for the year ended December 31, 2001. Joliet incurred $124.4 million in casino expenses for the year ended December 31, 2002, and $48.3 million for the five months of operations from our acquisition through December 31, 2001, a $76.1 million increase. Joliet's casino expenses for the five months ended December 31, 2002, were $47.6 million, a $0.7 million decrease compared to the five months of operations from our purchase through December 31, 2001. The remaining increase is due primarily to increased gaming taxes of $23.7 million at our Lawrenceburg casino corresponding to an increase in revenue with dockside gaming and an increase in gaming tax rates. Based on 2002 casino revenues, our casino expense would have been approximately $33 million lower in 2002 without the changes in gaming tax rates.

        Admissions—Admissions revenues (net of complimentary admissions) decreased to $1.9 million for the year ended December 31, 2002, from $3.3 million for the year ended December 31, 2001. This reduction is due primarily to a reduction in the admissions price during 2002 at Lawrenceburg.

        Food, Beverage and Other—Food, beverage and other revenues increased from $82.1 million for the year ended December 31, 2001, to $97.9 million for the year ended December 31, 2002. Joliet contributed $11.9 million of this increase in food, beverage and other revenue. Food, beverage and other net profit improved $4.9 million to $25.3 million for the year ended December 31, 2002. Of the increase, Joliet and Baton Rouge (including hotel operations) contributed $3.0 million and $1.6 million, respectively, of this net profit.

        Selling, General and Administrative—Selling, general and administrative expenses increased $14.9 million from $118.7 million for the year ended December 31, 2001, to $133.6 million for the year ended December 31, 2002, due primarily to a $7.5 million increase in Joliet's expenses to $15.7 million for the year ended December 31, 2002, from $8.2 million for the five months ended December 31, 2001. The remaining increase is due primarily to an increase of $4.1 million in city development fees in Lawrenceburg due to the increase in revenues related to the commencement of dockside gaming effective August 1, 2002.

        Other Operating Expenses—Other operating expenses increased by $4.6 million to $40.9 million for the year ended December 31, 2002, as compared to $36.3 million for the year ended December 31, 2001. Joliet incurred $10.2 million for the year ended December 31, 2002 and $4.2 million for the five months ended December 31, 2001. Other operating expenses in 2001 include a charge of $1.9 million relating to the abandonment of the proposed Kenosha casino development.

        Depreciation and Amortization—Depreciation and amortization increased $0.1 million to $47.4 million for the year ended December 31, 2002, from $47.3 million in 2001. Joliet's expense increased $5.9 million from $4.0 million for the five months ended December 31, 2001 to $9.9 million for the year ended December 31, 2002. Depreciation expense also increased due to accelerated depreciation of $0.6 million on planned asset retirements and $0.5 million on our new data warehouse placed in service during the third quarter 2002. These increases are offset by no longer amortizing goodwill in 2002 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. If SFAS 142 had been in effect January 1, 2001, pre-tax goodwill amortization of $7.8 million would not have been recorded for the year ended December 31, 2001. All goodwill is subject to impairment testing at least annually. Based on our evaluations performed during 2002, we have no impairment to record.

        Interest Expense—Net interest expense increased $14.4 million to $81.2 million for the year ended December 31, 2002, from $66.8 million for the year ended December 31, 2001. This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

        Minority Interests—We had no minority interest expense for the year ended December 31, 2002, as compared to $4.1 million for the year ended December 31, 2001. This decrease is attributable to our Lawrenceburg casino minority interest acquisitions during the first quarter of 2001. As the sole owner, we no longer incur minority interest expense.

        Income Tax Expense—We recorded income tax expense of $57.4 million for the year ended December 31, 2002, compared to income tax expense of $46.2 million for the year ended December 31, 2001, due to increased pretax earnings and an increase in our effective corporate income tax rate due to an increase in Indiana tax rates.

        Net Income—Net income was $71.5 million for the year ended December 31, 2002, compared to $66.1 million for the year ended December 31, 2001, due primarily to the factors discussed above. If SFAS 142 had been in effect January 1, 2001, our net income would have increased by $4.6 million to $70.7 million and our diluted net income per share would have increased by $0.16 to $2.41 for the year ended December 31, 2001.

Year ended December 31, 2001, compared to year ended December 31, 2000

        Casino—Casino revenues for the year ended December 31, 2001, increased $124.5 million, or 18.9% to $783.4 million from $658.9 million for the year ended December 31, 2000. Alton, Riverside, Sioux City and Baton Rouge reported an aggregate 6.4% increase in casino revenues from $314.9 million to $334.9 million. Lawrenceburg casino revenues increased $2.4 million, or 0.7% to $346.4 million for the year ended December 31, 2001, from $344.0 million for the year ended December 31, 2000. The Empress Casino Joliet, acquired July 31, 2001, recorded $102.1 million in casino revenue for the five months since acquisition through December 31, 2001. Each of our casinos reported increases in average win per passenger for the year ended December 31, 2001, versus the year ended December 31, 2000.

        Casino expenses increased 22.1% to $332.2 million for the year ended December 31, 2001, from $272.1 million for the year ended December 31, 2000. Joliet incurred $48.3 million in casino expenses during the five months of operations since our acquisition. The remaining increase is due to increased gaming taxes totaling $7.5 million and increases in other casino expenses, primarily payroll related, of $4.2 million to support the overall increased revenues.

        Admissions—Admissions revenues (net of complimentary admissions) were $3.3 million for the year ended December 31, 2001, compared to $6.1 million for the year ended December 31, 2000. This reduction is due to an increase in complimentary admissions given to customers as part of Lawrenceburg's marketing program in response to increased competition.

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

        Depreciation and Amortization—Depreciation and amortization increased $11.2 million to $47.3 million for the year ended December 31, 2001, from $36.1 million in 2000. This increase is primarily due to the $6.6 million in incremental goodwill amortization related to the Lawrenceburg acquisition during the first quarter of 2001 and depreciation and intangible amortization expense of $4.0 million resulting from the Joliet acquisition on July 31, 2001. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002, we will no longer amortize our goodwill. All goodwill will be subject to impairment testing at least annually. Pre-tax goodwill amortization expense for the year ended December 31, 2001 would have decreased by $7.8 million had SFAS No. 142 been effective for 2001 for goodwill acquired prior to July 1, 2001.

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

Liquidity and Capital Resources

        During 2002, we generated cash flows from operating activities of $165.6 million compared to $138.5 million for 2001. This increase is attributable to our increase in operating income of $26.9 million, an increase in our cash flow from working capital of $10.4 million throughout our properties, offset by an increase in interest expense of $13.7 million.

        During 2002, we used cash flows for investing activities of $56.3 million versus $848.3 million for 2001. During 2002, our investing activities included $56.7 million for purchases of property and equipment, a $26.5 million increase over our property and equipment purchases in 2001. This increase is due primarily to construction and expansion projects at our Joliet, Sioux City and Riverside facilities, plus renovation at our Baton Rouge casino. Capital expenditures in 2002 consisted of $23.1 million in maintenance capital and $33.6 million in project capital, primarily for the expansion projects mentioned above. 2001 includes $366.7 million and $451.6 million used for the purchase of the minority interests in Lawrenceburg and the acquisition of the Empress Casino Joliet, respectively.

        During 2002, we used $106.8 million in financing activities compared to providing $707.6 million in cash flows from financing activities in 2001. During 2002, we paid down $103.9 million on our revolving Credit Facility. During 2001, we received proceeds of $748.8 million through the issuance of Subordinated Notes and borrowings under our Credit Facility. We used these funds for the purchase of the Lawrenceburg minority interests and our acquisition of the Empress Casino Joliet. Also during 2001, we spent $20.6 million in financing fees related to the Lawrenceburg and Empress Casino Joliet acquisitions.

        At December 31, 2002, we had approximately $59.7 million of cash and cash equivalents. At December 31, 2002, we had outstanding $329.2 million on our Senior Secured Credit Facility ($58.3 million on our revolving Credit Facility and $270.9 million on our Term Loan) and $557.5 million of Subordinated Notes (due in June 2009 and September 2011), including $7.5 million of unamortized premium. As of December 31, 2002, we had outstanding letters of credit of $7.5 million. As of February 20, 2003, availability under the Credit Facility was approximately $183.8 million. We have no off balance sheet debt.

        The Subordinated Notes and Credit Facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0. As of December 31, 2002, we are in compliance with these ratios.

        We have made a significant investment in property and equipment and plan to make significant additional investments at our existing properties. In 2002, we have begun construction on major projects at our Riverside, Joliet and Sioux City properties. We have spent approximately $10.1 million, $19.4 million and $3.8 million, respectively, in 2002 on these renovations. In 2003, we expect to spend approximately $115 million to complete these projects. In addition, we expect maintenance capital expenditures primarily related to the purchase of new cashless gaming product and facility enhancements to be approximately $40 million in 2003.

        Consistent with gaming industry practice, we conduct our operations with a net working capital deficit. Unlike traditional industrial companies, a gaming company's balance sheet has limited accounts receivable and inventories. In addition, casinos generate significant cash on a daily basis. We generally apply our daily cash flows to pay down indebtedness under our revolving Credit Facility and pay our current liabilities pursuant to their normal cycles. Given the significant daily cash flows generated by our operations and the financial flexibility provided by our Credit Facility, the existence of a working capital deficit has no impact on our ability to operate our business or meet our obligations as they become due. We believe that cash on hand, operating cash flows and funds available under our Credit Facility will be sufficient to fund our current operating, capital expenditure and debt service obligations for the next 12 months.

        Contractual obligations, as of December 31, 2002, mature as follows:

	One year and less	1 - 3 years	4 - 5 years	After 5 years	Total
Debt	$4,469	$9,062	$194,578	$682,675	$890,784
Operating leases	1,993	1,176	491	16,124	19,784

Total	$6,462	$10,238	$195,069	$698,799	$910,568

Critical Accounting Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 1 to our notes to consolidated financial statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

        Goodwill—We have approximately $727 million of goodwill recorded on our balance sheet at December 31, 2002, related to acquisitions. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. If these estimates or related assumptions change in the future, impairment charges would be recorded that could have a material adverse impact on our financial condition and results of operations.

        Property and Equipment—Our operations are capital intensive and we have made significant capital investments in each of our properties. At December 31, 2002, we have approximately $455.9 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

        Insurance Accruals—Our insurance policies for employee health, workers' compensation and general patron liability have significant deductible levels on an individual claim basis. We accrue a liability for known workers' compensation and general patron liability based upon claims reserves established by the third party administrator processing our claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

        Effective Gaming Tax Rates—We record gaming taxes based upon effective gaming tax rates for each of our casinos. These effective rates are based upon statutory gaming tax rates and estimates of annual casino revenues. Increases or decreases in our actual or estimated casino revenues or changes in statutory gaming tax rates could require changes to our effective gaming tax rates. Management reviews our effective gaming tax rates at the end of each reporting period.

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

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 12/31/02
	(dollars in thousands)
Fixed rate debt maturities	$1,719	$1,898	$1,664	$1,382	$1,521	$553,425	$561,609	$601,092
Average interest rate	10.6%	10.6%	10.7%	10.7%	10.7%	10.1%
Variable rate debt maturities	$2,750	$2,750	$2,750	$61,050	$130,625	$129,250	$329,175	$330,529
Average interest rate	4.6%	4.6%	4.6%	4.3%	4.6%	4.6%

        We use interest rate swap agreements from separate financial institutions to manage our interest rate risk associated with our Term Loan as required under the Credit Facility. We have entered into three interest rate swaps that have fixed the interest rate as of October 31, 2001, for a combined original notional amount of $200 million of our variable rate Term Loan under our Credit Facility. The three separate swap agreements carry original notional amounts of $100 million, $50 million and $50 million. For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%. All three swap agreements mature on September 30, 2004. Two of the three swap agreements have reductions in the notional amounts proportionally with the quarterly payments on the Term Loan beginning December 31, 2001. The total notional amounts are $198.8 million at December 31, 2002. As a result of all three swap agreements, we have, in effect, converted 73.4% of our Term Loan variable rate debt under our Credit Facility to fixed rate debt at December 31, 2002.

        At December 31, 2002, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($6.0 million pretax) and the related change in fair value of these agreements is included in stockholders' equity as a component of accumulated other comprehensive income ($3.6 million, net of taxes of $2.4 million).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of Argosy Gaming Company are included in this report:

    Consolidated balance sheets at December 31, 2002 and 2001
    Consolidated statement of income for each of the three years ended December 31, 2002
    Consolidated statement of cash flows for each of the three years ended December 31, 2002
    Consolidated statement of stockholders' equity for each of the three years ended December 31, 2002
    Notes to consolidated financial statements
    Quarterly results (unaudited)
    Report of Independent Auditors

ARGOSY GAMING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$59,720	$57,221
Accounts receivable, net of allowance for doubtful accounts of $2,027 and $2,202, respectively	3,833	4,384
Income taxes receivable	7,944	6,703
Deferred income taxes	7,324	6,357
Other current assets	5,433	5,679

Total current assets	84,254	80,344

Net property and equipment	455,894	442,613
Other assets:
Deferred finance costs, net of accumulated amortization of $10,071 and $5,246, respectively	20,143	24,939
Goodwill, net of accumulated amortization of $11,334	727,470	727,470
Intangible assets, net of accumulated amortization of $9,535 and $7,186, respectively	28,451	30,746
Other	2,353	5,599

Total other assets	778,417	788,754

Total assets	$1,318,565	$1,311,711

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,459	$14,048
Accrued payroll and related expenses	24,279	19,838
Accrued gaming and admission taxes	36,996	25,155
Other accrued liabilities	32,299	35,691
Accrued interest	9,427	11,622
Current maturities of long-term debt	4,469	4,307

Total current liabilities	124,929	110,661

Long-term debt	886,315	994,845
Deferred income taxes	55,073	27,667
Other long-term obligations	6,248	536
Commitments and contingent liabilities (Note 18)	—	—
Stockholders' equity:
Common stock, $.01 par; 120,000,000 shares authorized; 28,946,229 and 28,829,480 shares issued and outstanding at December 31, 2002 and 2001, respectively	289	288
Capital in excess of par	88,686	86,845
Accumulated other comprehensive (loss) income	(3,583)	1,809
Retained earnings	160,608	89,060

Total stockholders' equity	246,000	178,002

Total liabilities and stockholders' equity	$1,318,565	$1,311,711

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Casino	$944,724	$783,405	$658,883
Admissions	11,421	18,465	18,998
Food, beverage and other	97,905	82,060	66,146

	1,054,050	883,930	744,027
Less promotional allowances	(117,237)	(104,561)	(93,394)

Net revenues	936,813	779,369	650,633
Costs and expenses:
Casino	432,205	332,157	272,138
Selling, general and administrative	133,611	118,698	107,240
Food, beverage and other	72,622	61,682	46,575
Other operating expenses	40,854	36,343	30,230
Depreciation and amortization	47,417	47,316	36,094
Write-down of assets held for sale	—	—	6,800

	726,709	596,196	499,077

Income from operations	210,104	183,173	151,556
Other income (expense):
Interest income	116	752	1,368
Interest expense	(81,305)	(67,569)	(34,768)

	(81,189)	(66,817)	(33,400)

Income before minority interests, income taxes and extraordinary items	128,915	116,356	118,156
Minority interests	—	(4,086)	(40,466)
Income tax expense	(57,367)	(46,185)	(31,161)

Income before extraordinary items	71,548	66,085	46,529
Extraordinary loss on extinguishment of debt (net of income tax benefit of $—, $— and $770, respectively)	—	—	(1,154)

Net income	$71,548	$66,085	$45,375

Basic net income per share	$2.48	$2.31	$1.60

Diluted net income per share	$2.43	$2.25	$1.56

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$71,548	$66,085	$45,375
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary items	—	—	1,154
Depreciation	45,069	37,612	33,448
Amortization	6,359	12,471	3,905
Deferred income taxes	31,183	13,618	14,649
Compensation expense recognized on issuance of stock	—	—	39
Loss on the disposal of equipment	482	528	197
Minority interests	—	4,086	40,466
Write-down of assets held for sale	—	—	6,800
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	551	(232)	1,465
Other current assets	452	(419)	149
Accounts payable	515	(3,501)	(2,590)
Accrued liabilities	10,695	10,162	12,384
Other	(1,241)	(1,931)	346

Net cash provided by operating activities	165,613	138,479	157,787

Cash flows from investing activities:
Purchases of property and equipment	(56,750)	(30,242)	(33,229)
Purchases of minority interests in partnerships	—	(366,710)	(9,150)
Purchase of Empress Casino Joliet, net of cash acquired	—	(451,554)	—
Other	475	230	(1,619)

Net cash used in investing activities	(56,275)	(848,276)	(43,998)

Cash flows from financing activities:
(Repayment) proceeds of line of credit, net	(103,900)	114,800	(56,400)
Payments on long-term debt and installment contracts	(3,654)	(16,234)	(4,734)
Increase in deferred finance costs	—	(20,608)	(842)
Repurchase of First Mortgage Notes	—	—	(23,716)
Proceeds from issuance of long-term debt	—	634,000	—
Cash held in escrow	—	—	25,244
Repayment of partner loans	—	(266)	(19,830)
Partnership distributions	—	(5,655)	(21,634)
Proceeds from stock option exercises	744	1,607	293
Other	(29)	—	114

Net cash (used in) provided by financing activities	(106,839)	707,644	(101,505)

Net increase (decrease) in cash and cash equivalents	2,499	(2,153)	12,284
Cash and cash equivalents, beginning of year	57,221	59,374	47,090

Cash and cash equivalents, end of year	$59,720	$57,221	$59,374

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive Income(Loss)	Retained Earnings (Deficit)	Total Stockholders Equity
Balance, December 31, 1999	28,325,106	$283	$80,362	$—	$(22,400)	$58,245
Restricted stock compensation expense	—	—	39	—	—	39
Exercise of stock options	69,317	1	292	—	—	293
Net income	—	—	—	—	45,375	45,375

Balance, December 31, 2000	28,394,423	284	80,693	—	22,975	103,952
Exercise of stock options, including tax benefit	435,057	4	6,152	—	—	6,156
Comprehensive income:
Other comprehensive income—interest rate swaps	—	—	—	1,809	—	1,809
Net income	—	—	—	—	66,085	66,085

Comprehensive income						67,894
Balance, December 31, 2001	28,829,480	288	86,845	1,809	89,060	178,002
Exercise of stock options and other, including tax benefit	116,749	1	1,841	—	—	1,842
Comprehensive income:
Other comprehensive (loss)—interest rate swaps	—	—	—	(5,392)	—	(5,392)
Net income	—	—	—	—	71,548	71,548

Comprehensive income						66,156
Balance, December 31, 2002	28,946,229	$289	$88,686	$(3,583)	$160,608	$246,000

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. Under certain conditions, our subsidiaries are required to obtain approval from state gaming authorities before making distributions to Argosy.

        Certain 2001, 2000 and quarterly financial information amounts have been reclassified to conform to the 2002 presentation.

        Cash and Cash Equivalents—We consider cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Property and Equipment—We record property and equipment at cost. We amortize leasehold improvements over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings and shore improvements	5 to 33 years
Riverboats, docks and improvements	2 to 20 years
Furniture, fixtures and equipment	3 to 10 years

        Impairment of Long-Lived Assets—When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows were less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured on a location-by-location basis by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

        Deferred Finance Costs—We amortize deferred finance costs over the lives of the respective loans using the effective interest method.

        Goodwill—Goodwill represents the cost of net assets acquired in excess of their fair value. In accordance with SFAS 142, effective January 1, 2002, all goodwill is no longer regularly amortized, but is subject to impairment testing at least annually.

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

        The retail value of admissions, hotel rooms, food, beverage and other items, which were provided to customers without charge, has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

	Years Ended December 31,
	2002	2001	2000
Admissions	$8,298	$7,574	$6,377
Hotel rooms	2,455	1,554	1,336
Food, beverage and other	37,389	32,740	27,858

        Advertising Costs—We expense advertising costs as incurred. Advertising expense was $13,316, $13,329 and $9,857 in 2002, 2001 and 2000, respectively.

        Development and Preopening Costs—We expense development costs incurred in an effort to identify and develop new gaming locations as incurred. We expense preopening costs as incurred. Preopening expense was $—, $820 and $336 for 2002, 2001 and 2000, respectively.

        New Accounting Standards—In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We applied SFAS No. 141 for our acquisition of the Empress Casino Joliet. Our consolidated financial statements were not impacted by the adoption of SFAS No. 141.

        Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives; rather, they are subject to assessments for impairment at least annually. Also under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, our acquisition of the Empress Casino Joliet was immediately subject to the provisions of SFAS No. 142. For all goodwill and intangible assets acquired before June 30, 2001, SFAS No. 142 was implemented on January 1, 2002. We will test these assets for impairment at least annually. Refer to Footnote No. 9 for the impact of non-amortization of goodwill.

        We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first test is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under SFAS No. 142, we performed transitional impairment testing as of January 1, 2002, interim impairment testing as of July 1, 2002 as a result of gaming tax increases in Illinois and annual impairment testing as of October 1, 2002. Results of our transitional, interim and annual testing did not result in any impairment charge.

        In November 2002, the FASB issued FASI No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires certain guarantees to be initially recognized and recorded at fair value and also increases disclosure requirements related to guarantees. The initial recognition provisions are applicable to guarantees issued or modified after December 31, 2002. We have adopted the disclosure requirements of FASI No. 45 as of December 31, 2002 and such adoption did not have an impact on our consolidated balance sheets, statements of income or statements of cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation, but does not require companies to use the fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of this statement are effective for fiscal years ending after December 15, 2002 and for interim reporting periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 in the quarter ended December 31, 2002 and such adoption did not have a material effect on our consolidated balance sheets, statements of income or statements of cash flows.

        At December 31, 2002, we have a stock-based employee compensation plan and a stock-based director compensation plan, which are described more fully in Note 13. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation is a decrease in net income of $557, $389 and $220 and a decrease in diluted earnings per share of $.01, $.01 and $.01 for the years ended December 31, 2002, 2001 and 2000, respectively.

2.    Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2002	2001
Land	$48,353	$48,353
Buildings, leasehold and shore improvements	248,237	247,716
Riverboats, docks and improvements	169,893	168,531
Furniture, fixtures and equipment	160,731	140,782
Construction in progress	37,166	8,774

	664,380	614,156
Less accumulated depreciation and amortization	(208,486)	(171,543)

Net property and equipment	$455,894	$442,613

3.    Intangible Assets

	As of December 31, 2002			As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life
Deferred licensing fees	$30,933	$(6,674)	28.0	$30,933	$(5,570)	28.0
Intangibles—trade name	4,300	(1,218)	5.0	4,300	(358)	5.0
Other intangibles	2,753	(1,643)	7.9	2,700	(1,259)	7.8

Totals	$37,986	$(9,535)		$37,933	$(7,187)

        We recorded amortization expense of $2,348, $1,853 and $1,415 for the years ended December 31, 2002, 2001 and 2000, respectively. Future amortization expense is as follows:

For the years ended December 31,
2003	$2,359
2004	2,311
2005	2,188
2006	1,738
2007	1,108
Thereafter	18,747

4.    Write-Down of Assets Held for Sale

        In June 2000, we recorded a $6,800 pretax charge to write-down a landing facility previously used at our Alton facility as we determined we had no planned alternate use for the landing facility.

5.    Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2002	2001
Slot club liability	$5,503	$5,469
Accrued liability insurance	11,378	9,411
Other	15,418	20,811

	$32,299	$35,691

6.    Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2002	2001
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin (from 3.25% to 5.375% at December 31, 2002)	$58,300	$162,200
Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin (4.55% at December 31, 2002)	270,875	273,625
Subordinated notes, including unamortized premium of $7,517 at December 31, 2002, due June 1, 2009, interest payable semi-annually at 10.75%	357,517	358,331
Subordinated notes, due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	4,092	4,996

	890,784	999,152
Less: current maturities	4,469	4,307

Long-term debt, less current maturities	$886,315	$994,845

        We have borrowings outstanding under two separate Subordinated Notes issues totaling $557,517 ("Subordinated Notes"). Additionally, we have entered into an amended and restated Senior Secured Line of Credit of $400,000 and a term loan of $275,000 (together our "Credit Facility"). The Credit Facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers. Our wholly owned operating subsidiaries guarantee the Subordinated Notes. The Subordinated Notes rank junior to all of our senior indebtedness, including borrowings under the Credit Facility.

        The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0. As of and for the year ended December 31, 2002, we were in compliance with these ratios. The Credit Facility is subject to scheduled reductions of 2.5% to 5.0% of the total original borrowing availability per quarter, beginning June 30, 2003. We have $7,536 and $2,736 in letters of credit outstanding at December 31, 2002 and 2001, respectively. We have no off balance sheet debt.

        Interest expense for the years ended December 31, 2002, 2001 and 2000, was $81,305 (net of $1,065 capitalized), $67,569 (net of $291 capitalized) and $34,768 (net of $717 capitalized), respectively.

        Long-term debt matures as follows:

Years Ended December 31,
2003	$4,469
2004	4,648
2005	4,414
2006	62,432
2007	132,146
Thereafter	682,675

Total	$890,784

7.    Derivative Financial Instruments

        SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (adopted in 2001), requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the balance sheet and measured at fair value. As we had no outstanding derivative financial instruments at January 1, 2001, adoption of SFAS 133 had no impact on our financial statements.

        We use interest rate swap agreements from separate financial institutions to manage our interest rate risk associated with our Term Loan as required under the Credit Facility. We have entered into three interest rate swaps that have fixed the interest rate as of October 31, 2001, for a combined original notional amount of $200,000 of our variable rate Term Loan under our Credit Facility. The three separate swap agreements carry original notional amounts of $100,000, $50,000 and $50,000. For each swap agreement, we agree to receive a floating rate of interest on the notional amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%. All three swap agreements mature on September 30, 2004. Two of the three swap agreements have reductions in the notional amounts proportionally with the quarterly payments on the Term Loan beginning December 31, 2001. The total notional amounts are $198,750 at December 31, 2002.

        Our present interest rate swap agreements are cash flow hedges as we agree to pay fixed rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other liabilities ($5,971 pretax at December 31, 2002) and the related change in fair value of these agreements is included in stockholders' equity as a component of accumulated other comprehensive income ($3,583, net of taxes of $2,388 at December 31, 2002). These deferred amounts are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the years ended December 31, 2002 and 2001, the gains (losses) on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

8.    Convertible Preferred Stock and Warrants

        On June 16, 1998, we issued $8,000 of Series A Convertible Preferred Stock ("Preferred Shares"), together with warrants to purchase an additional 292,612 shares of common stock at $3.89 per share. The warrants expire in 2003. The Preferred Shares provided for a 4% dividend per annum, payable in cash and/or in kind, at the time of conversion or maturity, at our option. Through December 31, 1999, Preferred Shares had been converted into 3,641,991 shares of common stock and 201,172 warrants were converted into 172,496 shares of common stock.

9.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share—Income before extraordinary items	$71,548	$66,085	$46,529

Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	28,880,849	28,646,827	28,328,397
Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	478,739	590,175	712,085
Warrants	79,014	77,864	68,573
Restricted stock	—	—	34,488

Dilutive potential common shares	557,753	668,039	815,146

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	29,438,602	29,314,866	29,143,543

Basic earnings per share—before extraordinary items	$2.48	$2.31	$1.64
Extraordinary items	—	—	(0.04)

Basic earnings per share—including extraordinary items	$2.48	$2.31	$1.60

Diluted earnings per share—before extraordinary items	$2.43	$2.25	$1.60
Extraordinary items	—	—	(0.04)

Diluted earnings per share—including extraordinary items	$2.43	$2.25	$1.56

        At December 31, 2000, employee stock options to purchase 115,353 shares of common stock priced at $18.00 per share, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. At December 31, 2002, employee stock options to purchase 65,655 shares of common stock priced at $35.18 per share and director stock options to purchase 3,000 shares of common stock priced at $39.99 per share, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

        The effect of non-amortization of goodwill had SFAS 142 been effective at the beginning of each year is as follows:

	For the years ended December 31,
	2002	2001	2000
	(in thousands, except share data)
Reported net income	$71,548	$66,085	$45,375
Add back: goodwill amortization (net of tax of $—, $3,179 and $338)	—	4,575	507

Adjusted net income	$71,548	$70,660	$45,882

Basic net income per share:
Reported net income	$2.48	$2.31	$1.60
Goodwill amortization	—	0.16	0.02

Adjusted basic net income per share	$2.48	$2.47	$1.62

Diluted net income per share:
Reported net income	$2.43	$2.25	$1.56
Goodwill amortization	—	0.16	0.02

Adjusted diluted net income per share	$2.43	$2.41	$1.58

10.  Income Taxes

        Income tax (expense) benefit for the years ended December 31, 2002, 2001 and 2000, consists of the following:

	2002	2001	2000
Current:
Federal	$(24,819)	$(26,154)	$(12,975)
State	(6,109)	(4,634)	(3,537)

	(30,928)	(30,788)	(16,512)

Deferred:
Federal	(23,586)	(13,719)	(14,653)
State	(2,853)	(1,678)	4

	(26,439)	(15,397)	(14,649)

Income tax expense	$(57,367)	$(46,185)	$(31,161)

        Income tax expense for the years ended December 31, 2002, 2001 and 2000, differs from that computed at the federal statutory corporate tax rate as follows:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	7.3	5.2	2.5
Goodwill amortization	—	0.2	0.2
Minority interest in partnership income	—	(1.2)	(12.0)
Other, net	2.2	0.5	0.4

	44.5%	39.7%	26.1%

        The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Depreciation	$(18,340)	$(11,840)
Preopening	1,077	1,260
Accrued insurance	2,984	3,270
Benefit of net operating loss carryforward	1,302	1,842
Goodwill amortization	(30,752)	(9,920)
Interest rate swaps	2,388	(1,257)
Other state taxes	(9,772)	(6,229)
Other, net	3,922	2,755

	(47,191)	(20,119)
Valuation allowance	(558)	(1,191)

Net deferred tax liability	$(47,749)	$(21,310)

        We have received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of our Indiana income tax returns for the years 1997 through 1999. Those assessments are based on the IDR's position that state gaming taxes which are based on gaming revenues are not deductible for Indiana income tax purposes. We have filed a formal protest of the proposed assessment with the IDR. At December 31, 2002, we have accrued other state taxes of $9,772, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the years 2000 through 2002.

        The valuation allowance relates to state deferred tax assets established under SFAS 109 for Louisiana net operating loss carryforwards of approximately $16,300 and $23,000 at December 31, 2002 and 2001, respectively. These loss carryforwards, which will expire from 2012 through 2019, will be carried forward to future years for possible utilization.

11.  Supplemental Cash Flow Information

        We paid $78,676, $54,477 and $34,145 for interest, and $27,500, $34,583 and $16,165 for income taxes in 2002, 2001 and 2000, respectively. In 2002, we purchased $59,646 in property and equipment, including $2,896 of purchases accrued at December 31, 2002. This $2,896 has been netted against our purchases of property and equipment and accounts payable in our statement of cash flows for 2002. We issued 116,749, 435,057 and 69,317 shares of additional common stock resulting from the conversion of preferred stock, the exercise of stock options, conversion of debentures and the conversion of warrants during 2002, 2001 and 2000, respectively. During 2002 and 2001, we recorded a tax benefit of $1,055 and $4,549, respectively, from the exercise of common stock options.

12.  Leases

        Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2002, are as follows:

Years Ended December 31,
2003	$1,993
2004	863
2005	313
2006	253
2007	238
Thereafter	16,124

Total	$19,784

        Rent expense for the years ended December 31, 2002, 2001 and 2000, was $9,592, $8,821 and $8,369, respectively.

13.  Stock Option Plans

        We adopted the Argosy Gaming Company Stock Option Plan, as amended, ("Stock Option Plan"), which provides for the grant of non-qualified stock options for up to 3,500,000 shares of common stock to our key employees. These options expire 10 years after their respective grant dates and become exercisable over specified vesting periods. The weighted-average fair value of options granted was $12.27, $11.61 and $9.90 during 2002, 2001 and 2000, respectively.

        A summary of Stock Option activity is as follows:

	Stock Option Plan		Directors Option Plan
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 1999	1,198,023	$5.98	6,000	$11.50
Granted	115,353	18.00	—	—
Exercised	(69,317)	4.21	—	—
Forfeited	(170,449)	15.25	(6,000)	11.50

Outstanding, December 31, 2000	1,073,610	5.91	—	—
Granted	5,089	22.62	9,000	22.30
Exercised	(435,057)	3.69	—	—
Forfeited	(33,057)	7.04	—	—

Outstanding, December 31, 2001	610,585	7.57	9,000	22.30
Granted	314,492	23.97	3,000	39.99
Exercised	(116,249)	6.31	(500)	22.30
Forfeited	(7,812)	26.44	—	—

Outstanding, December 31, 2002	801,016	14.01	11,500	26.91

        The following table summarizes information about options outstanding under the Stock Option Plan at December 31, 2002:

Range of Exercise Prices	Outstanding as of December 31, 2002	Weighted-Average Remaining Contractual Life	Outstanding Weighted-Average Exercise Price	Exercisable as of December 31, 2002	Exercisable Weighted-Average Exercise Price
$ 3.13 - $ 4.25	207,576	4.65	$3.39	207,576	$3.39
$ 7.06 - $ 7.50	183,667	6.33	7.10	183,667	7.10
$18.00 - $25.72	344,118	9.17	20.05	60,373	18.13
$35.18	65,655	9.21	35.18	—	—

	801,016	7.35	14.01	451,616	6.87

        We also have adopted the Argosy Gaming Company 1993 Directors Stock Option Plan ("Directors Option Plan"), which provides for a total of 100,000 shares of common stock to be authorized and reserved for issuance. The Directors Option Plan provides for the grant of non-qualified stock options at fair market value to our non-employee directors. These options expire five years after their respective grant dates and become exercisable over a specified vesting period. The weighted-average contractual life of outstanding options at December 31, 2002, is approximately 3.46 years and the weighted-average exercise price of options outstanding is $26.91. The weighted-average fair value of options granted during 2002 and 2001 was $18.31 and $11.51, respectively.

        We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for employee stock options. Under APB 25, we do not recognize compensation expense when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

        We have adopted the disclosure only provisions of SFAS 123 "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for either stock plan. The following table discloses our pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for our stock option grants. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except share data)
Net income
As reported	$71,548	$66,085	$45,375
Pro forma stock-based compensation cost, net of tax benefit	(557)	(389)	(220)

Pro forma	$70,991	$65,696	$45,155

Diluted net income per share
As reported	$2.43	$2.25	$1.56
Pro forma stock-based compensation cost, net of tax benefit	(0.01)	(0.01)	(0.01)

Pro forma	$2.42	$2.24	$1.55

Weighted-average assumptions
Dividend yield	0%	0%	0%
Expected stock price volatility	49.3%-50.9%	51.3%	57.0%
Risk-free interest rate	2.73%-3.25%	4.75%	6.00%
Expected option lives (years)	5 - 7	5	5

        These pro forma amounts to reflect SFAS 123 option expense may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

14.  Employee Benefit Plan

        We established a 401(k) defined-contribution plan, which covers substantially all of our full-time employees. Participants can contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. We match a portion of participants' contributions in an amount determined annually by us. Expense recognized under the plan was approximately $2,477, $1,935 and $1,715 in 2002, 2001 and 2000, respectively.

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

	For the years ended
	December 31, 2001	December 31, 2000
	(unaudited)	(unaudited)
Net revenues	$948,095	$890,937
Income from operations	225,915	213,508
Net income	76,119	60,203
Diluted net income per share	2.59	2.07

        These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of the beginning of the respective year, or of future results.

16.  Fair Value of Financial Instruments

        The estimated fair values of our financial instruments at December 31, 2002, are as follows:

	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$59,720	$59,720
Liabilities:
Senior Secured Line of Credit	58,300	58,300
Term Loan	270,875	272,229
Subordinated Notes (9%)	200,000	212,000
Subordinated Notes (10 3/4%)	357,517	385,000
Other long-term debt	4,092	4,092

        The fair value of the Subordinated Notes and Term Loan is based on quoted market prices. We estimate the fair value of the remainder of our long-term debt approximates carrying value.

17.  Quarterly Financial Information (unaudited)

	First	Second(3)	Third	Fourth
2002:
Net revenues	$241,711	$233,365	$236,500	$225,237
Income from operations	63,019	43,030	54,622	49,433
Other expense, net	20,796	20,449	20,157	19,787
Net income	24,700	11,266	19,128	16,454
Net income per share
Basic	0.86	0.39	0.66	0.57
Diluted	0.84	0.38	0.65	0.56
	First(1)	Second	Third(2)	Fourth
2001:
Net revenues	$170,735	$165,965	$213,779	$228,890
Income from operations	40,188	37,004	49,568	56,413
Other expense, net	11,396	13,806	20,434	21,181
Net income	14,583	13,681	17,157	20,664
Net income per share
Basic	0.51	0.48	0.60	0.72
Diluted	0.50	0.47	0.58	0.70

(1)
During the first quarter 2001, we acquired the minority interests of our Lawrenceburg partnership, giving us 100% ownership.

(2)
Effective July 31, 2001, we acquired 100% of the Empress Casino Joliet.

(3)
During the second quarter 2002, Illinois and Indiana enacted state legislation increasing gaming and admission tax rates.

18.  Commitments and Contingent Liabilities

        We are subject, from time to time, to various legal and regulatory proceedings in the ordinary course of business. We believe current proceedings will not have a material effect on our financial condition or the results of our operations.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Argosy Gaming Company

        We have audited the accompanying consolidated balance sheets of Argosy Gaming Company as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argosy Gaming Company at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the Notes to Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards Board Statement No. 142.

                      ERNST & YOUNG LLP

Chicago, Illinois
January 31, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement filed March 25, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated herein by reference from the Company's definitive proxy statement filed March 25, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference from the Company's definitive proxy statement filed March 25, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference from the Company's definitive proxy statement filed March 25, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures:

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management including our President, Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Within the 90 days prior to the filing date of this Report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including, James B. Perry, our Chief Executive Officer, Richard J. Glasier, our President and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)
Changes in internal controls:

        There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K.

1.
Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 23 through 42 of this Form 10-K.

  2.
  The following consolidated financial schedules of Argosy Gaming Company are included in response to Item 15 (a):

    I. Condensed Financial Information for Parent Company Only Schedule I.

    All other schedules specified under Regulation S-X for Argosy Gaming Company have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.

  3.
  The exhibits listed on the "Index to Exhibits" on pages 44 through 48 are filed with this Form 10-K or incorporated by reference as set forth below.

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
3.20
Certificate of Incorporation of Empress Casino Joliet Corporation (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).
3.21
By-laws of Empress Casino Joliet Corporation (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001
(File No. 1-11853) and incorporated herein by reference).
3.22
Third Amended and Restated Agreement of Limited Partnership of Indiana Gaming Company, L.P. (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).
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
4.1
Specimen Common Stock Certificate (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on February 17, 1993
(File No. 33-55878) and incorporated herein by reference).
4.2
Indenture dated as of June 8, 1999, by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein, for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
4.3
Form of the Company's 10 3/4% Senior Subordinated Notes due 2009 issued on June 8, 1999, in the aggregate principal amount of $200,000,000 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
4.4
First Supplemental Indenture dated as of February 8, 2001, by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001
(File No. 333-58330) and incorporated herein by reference).
4.5
Second Supplemental Indenture dated as of March 2, 2001, by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001
(File No. 333-58330) and incorporated herein by reference).
4.6
Third Supplemental Indenture dated as of March 12, 2001, by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated April 5, 2001
(File No. 333-58330) and incorporated herein by reference).
4.7
Fourth Supplemental Indenture dated as of July 31, 2001, by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 10 3/4% Senior Subordinated Notes due 2009 (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
December 31, 2001 (File No. 1-11853) and incorporated herein by reference).
4.8
Indenture dated as of July 31, 2001, by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein, for the Company's 9% Senior Subordinated Notes due 2011 (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).
4.9
Form of the Company's 9% Senior Subordinated Notes due 2011 issued on July 31, 2001, in the aggregate principal amount of $200,000,000 (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001
(File No. 1-11853) and incorporated herein by reference).

4.10
First Supplemental Indenture dated as of July 31, 2001, by and among the Company, Bank One Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company's 9% Senior Subordinated Notes due 2011 (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
December 31, 2001 (File No. 1-11853) and incorporated herein by reference).
4.11
Form of Securities Purchase Agreement dated May 29, 1998, between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
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
10.4
Agreement to Purchase Stock dated January 30, 1995, by and among the Company, Jazz Enterprises, Inc. and the signatory shareholders of Jazz Enterprises, Inc. (previously filed with the SEC as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
10.5
Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of December 28, 1995 (previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.6
Employment Agreement between the Company and James B. Perry dated as of April 22, 1999 (previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).
10.7	Employment Agreement and Amendment between the Company and Richard J. Glasier dated as of July 9, 2002.
10.8
Form of Employment Agreement between the Company and Executive Officers including Virginia M. McDowell, Donald J. Malloy, R. Ronald Burgess, Dale R. Black, Roger L. Archibald and G. Dan Marshall (previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).

10.9
Second Amended and Restated Credit Agreement dated as of July 31, 2001, among the Company, Alton Gaming Company, Argosy of Iowa, Inc., Argosy of Louisiana, Inc., Belle of Sioux City, L.P., Catfish Queen Partnership In Commendam, Centroplex Centre Convention Hotel, L.L.C., Empress Casino Joliet Corporation, Indiana Gaming II, L.P., The Indiana Gaming Company, Indiana Gaming Holding Company, Indiana Gaming Company, L.P., Iowa Gaming Company, Jazz Enterprises, Inc. and The Missouri Gaming Company, as Borrowers, the Lenders named therein and Wells Fargo Bank, National Association, as Agent Bank (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated August 14, 2001 and incorporated herein by reference).
10.10
Transfer of Ownership Agreement dated July 24, 2001, among Argosy Gaming Company, Empress Casino Joliet Corporation and the Illinois Gaming Board (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated August 14, 2001 and incorporated herein by reference).
10.11
Trust Agreement, dated July 24, 2001, between Argosy Gaming Company and LaSalle Bank National Association (previously filed with the SEC as an Exhibit to the Company's Form 8-K dated August 14, 2001 and incorporated herein by reference).
10.12	Employment Agreement between the Company and James A. Gulbrandsen dated as of December 23, 2002.
10.13	Employment Agreement between the Company and Joy Berry dated as of December 19, 2002.
21	List of Subsidiaries.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney of directors.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 2002.

        None

(c)
The Exhibits filed herewith, if any, are identified on the Exhibit index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2003.

ARGOSY GAMING COMPANY
By:
/s/ JAMES B. PERRY James B. Perry Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ JAMES B. PERRY James B. Perry	Chief Executive Officer and Director	March 25, 2003
/s/ RICHARD J. GLASIER Richard J. Glasier	President	March 25, 2003
/s/ DALE R. BLACK Dale R. Black	Senior Vice President—Chief Financial Officer (Principal Accounting Officer)	March 25, 2003
* Edward F. Brennan	Director
* George L. Bristol	Director
* F. Lance Callis	Director
* William F. Cellini	Director

* Jimmy F. Gallagher	Director
* John B. Pratt, Sr.	Director
* Michael W. Scott	Director

*
Dale R. Black, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Registration Statement.
/s/ DALE R. BLACK Dale R. Black Attorney-in-Fact

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, the Chief Executive Officer of Argosy Gaming Company, certify that:

1.
I have reviewed this annual report on Form 10-K of Argosy Gaming Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JAMES B. PERRY James B. Perry Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, the President of Argosy Gaming Company, certify that:

1.
I have reviewed this annual report on Form 10-K of Argosy Gaming Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ RICHARD J. GLASIER Richard J. Glasier President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, the Senior Vice President and Chief Financial Officer of Argosy Gaming Company, certify that:

1.
I have reviewed this annual report on Form 10-K of Argosy Gaming Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ DALE R. BLACK Dale R. Black Senior Vice President and Chief Financial Officer

ARGOSY GAMING COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS (Parent Company only)

December 31, 2002 and 2001

(All dollar amounts in thousands, except share data)

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$1,775	$1,546
Income taxes receivable	7,944	6,553
Receivables	1,099	526
Deferred income taxes	4,906	3,237
Other current assets	2,055	2,277

Total current assets	17,779	14,139
Net property and equipment	16,060	5,109
Deferred finance costs, net	20,143	24,939
Goodwill, net	293,867	293,867
Investment in and advances to consolidated subsidiaries	819,465	861,617
Other assets	235	3,247

Total assets	$1,167,549	$1,202,918

Current liabilities:
Accounts payable and accrued liabilities	$12,521	$7,883
Accrued interest	9,427	11,622
Current maturities of long-term debt	3,644	3,564

Total current liabilities	25,592	23,069
Long-term debt	883,048	990,592
Deferred income taxes	6,938	11,255
Other long-term obligations	5,971	—
Stockholders' equity:
Common stock, $.01 par; 120,000,000 shares authorized; 28,946,229 and 28,829,480 shares issued and outstanding at December 31, 2002 and 2001, respectively	289	288
Capital in excess of par	88,686	86,845
Accumulated other comprehensive income	(3,583)	1,809
Retained earnings	160,608	89,060

Total stockholders' equity	246,000	178,002

Total liabilities and stockholders' equity	$1,167,549	$1,202,918

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF INCOME (Parent Company only)

December 31, 2002, 2001 and 2000

(All dollar amounts in thousands)

	Years Ended December 31,
	2002	2001	2000
Revenues
Management fees and other	$5,076	$4,930	$4,502
Costs and expenses
General and administrative	21,806	27,804	15,875
Writedown of assets held for sale	—	—	6,800

Loss from operations	(16,730)	(22,874)	(18,173)
Net interest expense	(40,036)	(45,033)	(23,729)
Equity in net income of consolidated subsidiaries	102,335	108,936	73,171

Income before income taxes and extraordinary item	45,569	41,029	31,269
Income tax benefit	25,979	25,056	15,260

Income before extraordinary item	71,548	66,085	46,529
Extraordinary loss on extinguishment of debt (net of income tax benefit of $—, $— and $770 in 2002, 2001 and 2000, respectively)	—	—	(1,154)

Net income	$71,548	$66,085	$45,375

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (Parent Company only)

December 31, 2002, 2001 and 2000

(All dollar amounts in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$71,548	$66,085	$45,375
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	5,527	9,772	1,635
Equity in net income of consolidated subsidiaries	(102,335)	(108,936)	(73,171)
Extraordinary item	—	—	1,154
Writedown of assets held for sale	—	—	6,800
Compensation expense recognized on issuance of stock	—	—	39
Deferred income taxes	(1,242)	7,612	14,707
Changes in operating assets and liabilities:
Other current assets	(1,742)	(2,496)	326
Accounts payable and accrued liabilities	2,443	10,262	2,096

Net cash used in operating activities	(25,801)	(17,701)	(1,039)

Cash flows from investing activities:
Investment in and repayments from subsidiaries	144,487	(412,970)	68,283
Goodwill acquired in purchases of minority interests in partnerships	—	(296,508)	(7,568)
Purchases of property and equipment	(12,522)	(3,175)	(1,415)

Net cash provided by (used in) investing activties	131,965	(712,653)	59,300

Cash flows from financing activities:
Proceeds (repayment) of line of credit, net	(103,900)	114,800	(56,400)
Proceeds from the issuance of long-term debt	—	634,000	—
Payments on long-term debt	(2,750)	(1,375)	—
Cash held in escrow	—	—	25,244
Repurchase of First Mortgage Notes	—	—	(23,716)
Increase in deferred finance costs	—	(20,608)	(842)
Other	715	1,607	398

Net cash (used in) provided by financing activities	(105,935)	728,424	(55,316)

Net increase (decrease) in cash and cash equivalents	229	(1,930)	2,945
Cash and cash equivalents, beginning of year	1,546	3,476	531

Cash and cash equivalents, end of year	$1,775	$1,546	$3,476

See accompanying notes to condensed financial statements.

NOTES TO FINANCIAL STATEMENTS (Parent Company only)

December 31, 2002, 2001 and 2000

Basis of presentation

        The accompanying condensed financial information of Argosy Gaming Company ("Argosy") includes the accounts of Argosy, and on an equity basis, the subsidiaries that it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy. Certain prior year financial information has been reclassified to conform to 2002 presentation.

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ARGOSY GAMING COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARGOSY GAMING COMPANY CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except share and per share data)
ARGOSY GAMING COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)
ARGOSY GAMING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
REPORT OF INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
ARGOSY GAMING COMPANY SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED BALANCE SHEETS (Parent Company only) December 31, 2002 and 2001 (All dollar amounts in thousands, except share data)
CONDENSED STATEMENTS OF INCOME (Parent Company only) December 31, 2002, 2001 and 2000 (All dollar amounts in thousands)
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company only) December 31, 2002, 2001 and 2000 (All dollar amounts in thousands)
NOTES TO FINANCIAL STATEMENTS (Parent Company only) December 31, 2002, 2001 and 2000