Form 10-Q
period 2003-03-31
ARGOSY GAMING CO
filed 2003-05-14
CIK 895385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  29,096,229 shares of Common Stock, $.01 par value per share, as of May 7, 2003.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$61,303	$59,720
Accounts receivable, net	3,845	3,833
Income taxes receivable	972	7,944
Deferred income taxes	7,324	7,324
Other current assets	5,681	5,433
Total current assets	79,125	84,254

Net property and equipment	485,475	455,894

Other assets:
Deferred finance costs, net	18,943	20,143
Goodwill, net	727,470	727,470
Intangible assets, net	27,860	28,451
Other, net	2,402	2,353
Total other assets	776,675	778,417
Total assets	$1,341,275	$1,318,565

Current liabilities:
Accounts payable	$23,486	$17,459
Accrued payroll and related expenses	19,720	24,279
Accrued gaming and admission taxes	28,328	36,996
Other accrued liabilities	35,314	32,299
Accrued interest	14,308	9,427
Current maturities of long-term debt	4,513	4,469
Total current liabilities	125,669	124,929

Long-term debt	888,571	886,315
Deferred income taxes	60,113	55,073
Other long-term obligations	6,210	6,248

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 28,946,229 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	289	289
Capital in excess of par	88,710	88,686
Accumulated other comprehensive (loss)	(3,556)	(3,583)
Retained earnings	175,269	160,608
Total stockholders’ equity	260,712	246,000
Total liabilities and stockholders’ equity	$1,341,275	$1,318,565

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)	(unaudited)
Revenues:
Casino	$240,857	$242,090
Admissions	3,005	2,792
Food, beverage and other	24,760	24,732
	268,622	269,614
Less promotional allowances	(32,290)	(27,903)
Net revenues	236,332	241,711

Costs and expenses:
Casino	114,003	104,528
Selling, general and administrative	35,789	33,319
Food, beverage and other	17,798	18,737
Other operating expenses	10,506	10,494
Depreciation and amortization	12,683	11,614
	190,779	178,692
Income from operations	45,553	63,019

Other income (expense):
Interest income	51	50
Interest expense	(18,947)	(20,846)
	(18,896)	(20,796)

Income before income taxes	26,657	42,223

Income tax expense	(11,996)	(17,523)

Net income	$14,661	$24,700

Basic income per share	$0.51	$0.86

Diluted income per share	$0.50	$0.84

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$14,661	$24,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,092	11,027
Amortization	1,577	1,591
Loss on sale of fixed assets	48	355
Compensation expense recognized on issuance of stock	24	—
Deferred income taxes	5,023	2,962
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable and other current assets	6,663	7,360
Accounts payable and other current liabilities	(8,277)	3,020
Net cash provided by operating activities	31,811	51,015

Cash flows from investing activities:
Purchases of property and equipment	(32,834)	(8,138)
Other	92	458
Net cash used in investing activities	(32,742)	(7,680)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit, net	3,400	(40,500)
Payments on long-term debt	(886)	(908)
Proceeds from stock option exercises	—	211
Net cash provided by (used in) financing activities	2,514	(41,197)
Net increase in cash and cash equivalents	1,583	2,138
Cash and cash equivalents, beginning of period	59,720	57,221
Cash and cash equivalents, end of period	$61,303	$59,359

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2002	28,946,229	$289	$88,686	$(3,583)	$160,608	$246,000
Exercise of stock options, including tax benefit						—
Restricted stock compensation expense			24			24
Comprehensive income:
Other comprehensive income - interest rate swaps				27		27
Net income for the three months ended March 31, 2003					14,661	14,661
Comprehensive income						14,688

Balance, March 31, 2003	28,946,229	$289	$88,710	$(3,556)	$175,269	$260,712

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

1.     Basis of Presentation

Argosy Gaming Company provides casino-style gaming and related entertainment to the public and, through it’s subsidiaries, operates casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa.  Except where otherwise noted, the words “we”, “us”, “our” and similar terms, as well as “Argosy” or the “Company”, refer to Argosy Gaming Company and all of its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002, included in our Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated.  Such adjustments include only normal recurring accruals.  Certain 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

2.              Long-Term Debt

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin	$61,700	$58,300

Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	270,187	270,875

Subordinated notes, including unamortized premium of $7,303 at March 31, 2003, due June 1, 2009, interest payable semi-annually at 10.75%	357,303	357,517

Subordinated notes, due September 2011, interest payable semi-annually at 9.0%	200,000	200,000

Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	3,894	4,092
	893,084	890,784
Less: current maturities	4,513	4,469
Long-term debt, less current maturities	$888,571	$886,315

On July 26, 2001, we issued $200,000 of 9.0% subordinated notes due 2011.  On February 1, 2001, we issued $150,000 of additional 10¾% subordinated notes due 2009. Prior to this issuance, we had $200,000 of outstanding 10¾% subordinated notes (all “subordinated notes”). On July 31, 2001, we entered into an amended and restated senior secured line of credit, maintaining our available line of credit at $400,000 and adding a term loan of $275,000 (“credit facility”).  On April 18, 2003, we entered into the First Amendment to the credit facility, which updated and extended certain capital expenditure limitations, financial ratios and other items of the credit facility while maintaining our current available line of credit and term loan.  The credit facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers. Substantially all of our subsidiaries fully and unconditionally guarantee the subordinated notes on a joint and several basis. The subordinated notes rank junior to all of our senior indebtedness, including borrowings under the credit facility.

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.   In addition, the credit facility requires us to maintain certain financial ratios as of March 31, 2003, as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of March 31, 2003, we are in compliance with these ratios.

3.              Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  We have a stock-based employee compensation plan and a stock-based director compensation plan.  As we continue to follow APB 25 for stock options granted to employees and directors, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation would be a decrease in net income of $199 and $99 and a decrease in diluted earnings per share of $0.01 and $0.00 for the three months ended March 31, 2003 and 2002, respectively.

4.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share - Net Income	$14,661	$24,700

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	28,946,229	28,834,559

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options and warrants	251,849	563,153
Restricted stock	1,306	—
Dilutive potential common shares	253,155	563,153
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,199,384	29,397,712

Basic earnings per share	$0.51	$0.86

Diluted earnings per share	$0.50	$0.84

At March 31, 2003, employee options to purchase 409,773 shares of common stock priced at a range from $18.00 - $35.18 per share and director options to purchase 20,500 shares of common stock priced at a range from $22.30 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

In February 2003, we issued 25,000 shares of restricted common stock to a new employee.  These shares will vest 50% in February 2004 and 50% in February 2005.  Compensation expense of $409 is being amortized over the vesting period.

5.     Commitments and Contingent Liabilities

We are subject to, from time to time, various legal and regulatory proceedings in the ordinary course of our business.  We believe that current proceedings will not have a material effect on our financial condition or the results of our operations.

6.     Subsequent Event

In May 2003, the state of Indiana enacted legislation requiring Indiana casino operators to accrue gaming taxes at the higher graduated rates related to dockside gaming effective as of July 1, 2002 and not at the time of start up of dockside operations on August 1, 2002. We will record approximately $4 million in additional gaming tax expense in the second quarter of 2003. This additional tax is payable over two years.

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

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this document, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements.  Investors are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) construction delays related to the Company’s expansion projects, (ii) competitive and general economic conditions in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations, including but not limited to gaming tax increases, issuances of additional gaming licenses and the approval of cashless slots and (iv) other risks detailed from time to time in the Company’s Securities and Exchange Commission filings.  The Company does not intend to update these forward-looking statements.

Overview

We own and operate the Alton Belle Casino, in Alton, Illinois; the Empress Casino Joliet in Joliet, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Argosy Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.

In 2002, many factors affected our casinos’ operations.  Effective August 1, 2002, our Lawrenceburg casino commenced dockside gaming.  This has had a positive impact on casino revenues in the last half of 2002.  During the second quarter 2002, Illinois and Indiana enacted legislation increasing gaming tax rates.  Also, in late 2001 and 2002, three competitors made significant renovations, which, coupled with the increased gaming tax rates, have negatively impacted our Alton and Joliet, Illinois casino operations.  In addition, dockside gaming in Indiana has negatively impacted our Joliet, Illinois casino operations.

All of these factors continue to impact our 2003 operations and results.  Dockside gaming has continued to positively impact our Lawrenceburg casino revenues, however, not enough to offset the increase in gaming taxes. In Illinois, the increased taxes, competitor renovations and dockside gaming in Indiana have continued to negatively impact our Illinois casinos.

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

CASINO AND NET REVENUES

(In Thousands)

	Three Months Ended
	Mar 31, 2003	Mar 31, 2002
	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$29,387	$31,070
Argosy Casino - Riverside	24,458	25,798
Argosy Casino - Baton Rouge	20,059	20,164
Argosy Casino - Sioux City	10,389	9,778
Argosy Casino - Lawrenceburg	97,061	93,042
Empress Casino Joliet	59,503	62,238
Total	$240,857	$242,090

Net Revenues
Alton Belle Casino	$28,225	$30,006
Argosy Casino - Riverside	23,364	24,786
Argosy Casino - Baton Rouge	20,835	20,613
Argosy Casino - Sioux City	10,100	9,636
Argosy Casino - Lawrenceburg	98,338	95,095
Empress Casino Joliet	55,470	61,575
Total	$236,332	$241,711

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

RECONCILIATION OF INCOME FROM OPERATIONS TO EBITDA

(In Thousands)

	Three Months Ended
	Mar 31, 2003	Mar 31, 2002
	(unaudited)	(unaudited)
Income (loss) from Operations
Alton Belle Casino	$6,714	$8,489
Argosy Casino - Riverside	3,994	5,949
Argosy Casino - Baton Rouge (1)	1,789	2,616
Argosy Casino - Sioux City	1,759	1,920
Argosy Casino - Lawrenceburg	26,066	32,609
Empress Casino Joliet	10,708	17,077
Corporate	(5,477)	(5,641)
Total	$45,553	$63,019

Depreciation and Amortization Expense
Alton Belle Casino	$1,771	$1,606
Argosy Casino - Riverside	1,445	1,083
Argosy Casino - Baton Rouge (1)	2,062	1,974
Argosy Casino - Sioux City	1,046	789
Argosy Casino - Lawrenceburg	3,237	3,537
Empress Casino Joliet	2,610	2,402
Corporate	512	223
Total	$12,683	$11,614

EBITDA(2)
Alton Belle Casino	$8,485	$10,095
Argosy Casino - Riverside	5,439	7,032
Argosy Casino - Baton Rouge (1)	3,851	4,590
Argosy Casino - Sioux City	2,805	2,709
Argosy Casino - Lawrenceburg	29,303	36,146
Empress Casino Joliet	13,318	19,479
Corporate	(4,965)	(5,418)
Total	$58,236	$74,633

(1)          Baton Rouge includes our Centroplex Centre Hotel and Jazz Enterprises, Inc., a wholly owned subsidiary that owns and operates the Catfish Town real estate development adjacent to our Baton Rouge casino.

(2)          “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.  EBITDA should not be construed as an alternative to financial measures determined in accordance with generally accepted accounting principles, such as income from operations, net income or cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization.  EBITDA may not be comparable to similarly titled measures reported by other companies.  We have other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Casino Revenues - Casino revenues for the three months ended March 31, 2003, decreased $1.2 million, or 0.5% to $240.9 million from $242.1 million for the three months ended March 31, 2002.  Lawrenceburg casino revenues increased $4.1 million, or 4.3%, to $97.1 million for the three months ended March 31, 2003, from $93.0 million for the three months ended March 31, 2002, reflecting the commencement of dockside gaming effective August 1, 2002.  Our Joliet casino recorded $59.5 million in casino revenues for the three months ended March 31, 2003, a decrease of $2.7 million from the three months ended March 31, 2002.  Facility renovations by two competitors and the commencement of dockside gaming in Indiana have negatively impacted the results at our Joliet casino.  Alton, Riverside, Sioux City and Baton Rouge reported aggregate casino revenues of $84.3 million for the three months ended March 31, 2003, a decrease of $2.5 million or 2.9%, from $86.8 million for the three months ended March 31, 2002.  This decrease is primarily at our Alton and Riverside casinos.  Alton has been negatively impacted by increased capacity in the market from substantial capital investments by a competitor in August 2002 and Riverside’s casino revenues have been lower due to construction disruption related to our ongoing renovation.

Admissions - Admissions revenues (net of complimentary admissions) increased to $0.5 million for the three months ended March 31, 2003, from $0.4 million for the three months ended March 31, 2002, due primarily to an increase in the number of admissions at Lawrenceburg following the commencement of dockside gaming effective August 1, 2002.

Food, Beverage and Other - Food, beverage and other revenues remained constant at $24.8 million for both the three months ended March 31, 2003 and the three months ended March 31, 2002.  Food, beverage and other net profit increased $1.0 million to $7.0 million for the three months ended March 31, 2003, from $6.0 million for the three months ended March 31, 2002.  Joliet’s food, beverage and other net profit increased $1.1 million offset slightly by a decrease in revenues and net profits at Riverside related to disruptions with our current renovation project.

Promotional Allowances – Promotional allowances for the three months ended March 31, 2003, were $32.3 million compared to $27.9 million for the three months ended March 31, 2002, an increase of $4.4 million or 15.7%.  The majority of this increase, $3.8 million, is at our Joliet facility.  We have increased our marketing costs at our Joliet facility in anticipation of the opening of our new barge-based casino in May 2003.

Casino Expenses - Casino expenses increased $9.5 million to $114.0 million for the three months ended March 31, 2003, from $104.5 million for the three months ended March 31, 2002.  Due to the increases in gaming and admission tax rates instituted in Indiana and Illinois in the second quarter 2002, gaming and admission taxes for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, increased at Lawrenceburg by $8.7 million, at Joliet by $3.5 million and at Alton by $0.3 million.  These tax increases were partially offset by reductions in payroll and other casino operating expenses.

In order to understand the impact of tax rate increases in Illinois and Indiana on our casino expenses, if the Illinois and Indiana tax rate increases had not been enacted, our casino expenses for the three months ended March 31, 2003, would have been $12.6 million lower, or $101.4 million, which would have been a decline of $3.1 million compared to the three months ended March 31, 2002.  At last year’s tax rates applied to this quarter’s casino revenues, our Lawrenceburg, Joliet and Alton gaming and admission taxes would have been lower by $7.4 million, $4.4 million and $0.8 million, respectively.

Selling, General and Administrative—Selling, general and administrative expenses increased $2.5 million to $35.8 million for the three months ended March 31, 2003, from $33.3 million for the three months ended March 31, 2002, due primarily to a $1.0 million increase in city development fees at Lawrenceburg due to the increase in revenues related to the switch to dockside gaming effective August 1, 2002.  The remaining increase is spread throughout our other properties.

Other Operating Expenses—Other operating expenses remained constant at $10.5 million for both the three months ended March 31, 2003 and March 31, 2002.

Depreciation and Amortization—Depreciation and amortization increased $1.1 million from $11.6 million for the three months ended March 31, 2002, to $12.7 million for the three months ended March 31, 2003.  The majority of the increase is due to accelerated depreciation on planned asset retirements and depreciation for our new data warehouse placed in service during the third quarter 2002.

Interest Expense—Net interest expense decreased $1.9 million to $18.9 million for the three months ended March 31, 2003, from $20.8 million for the three months ended March 31, 2002.  This decrease is primarily attributable to reduced borrowings on our revolving line of credit due to debt repayments with free cash flow, lower interest rates on our variable debt and an increase in capitalized interest.  We capitalized $0.8 million of interest related to our casino construction projects for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002.

Income Tax Expense – Income tax expense decreased by $5.5 million to $12.0 million for the three months ended March 31, 2003, from $17.5 million for the three months ended March 31, 2002, due to reduced pre-tax earnings offset by an increase in our effective tax rate from 41.5% for the three months ended March 31, 2002 to 45% for the three months ended March 31, 2003 due to the larger permanent tax differences and to an increase in Indiana tax rates enacted in July, 2002.

Net Income – Net income was $14.7 million for the three months ended March 31, 2003, compared to $24.7 million for the three months ended March 31, 2002, due primarily to the factors discussed above.  Our net income decreased approximately $0.03 per share due to the change in the effective income tax rate discussed in Income Tax Expense above.

Competition

Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  One of these competitors completed a major casino and facility renovation in early August 2002.  Another competitor plans to open a $75 million hotel expansion mid-to-late 2004.  Our Riverside Casino faces competition from three barge-based casinos in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market.  Our Joliet casino faces competition from eight other riverboat casino operators in the Chicago area.  One of these competitors has opened a major expansion project within the last twelve months.  Additionally, four competitors in Indiana were allowed to begin dockside gaming in August 2002.

There could be further unanticipated competition in any market in which we operate as a result of legislative changes or other events.  For instance, several states have discussed adopting or expanding gaming in various forms which could cause increased competition in our markets. We expect each market, in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the three months ended March 31, 2003, we generated cash flows from operating activities of $31.8 million compared to $51.0 million for the three months ended March 31, 2002.  This decrease is due primarily to a decrease in our operating income of $17.4 million, a decrease in our cash flow from working capital of $2.8 million throughout our properties, offset by a decrease in our interest expense of $1.9 million.

In the three months ended March 31, 2003, we used cash flows for investing activities of $32.7 million compared to $7.7 million for the three months ended March 31, 2002.  During the three months ended March 31, 2003, our investing activities included purchases of property and equipment of $32.8 million, a $24.7 million increase over property and equipment purchases for the three months ended March 31, 2002.  This increase is due primarily to construction and expansion projects at our Joliet, Riverside and Sioux City facilities.

During the three months ended March 31, 2003, cash of $2.5 million was provided by financing activities compared to $41.2 million used in financing activities for the three months ended March 31, 2002.  The primary source of funds in 2003 was borrowings on our revolving line of credit of $3.4 million.  For the three months ended March 31, 2002, we used $40.1 million for repayments on our line of credit.

At March 31, 2003, we had approximately $61.3 million of cash and cash equivalents.  At March 31, 2003, we had outstanding $331.9 million on our senior secured credit facility ($61.7 million on our revolving credit facility and $270.2 million on our term loan) and $557.3 million of subordinated notes (due in June 2009 and September 2011), including $7.3 million of unamortized premium.  As of March 31, 2003, we had outstanding letters of credit of $7.5 million and availability under the credit facility was approximately $124.1 million.  We have no off-balance sheet debt.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of March 31, 2003, the notional principal amounts were $198.8 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recorded, as of March 31, 2003, the fair value of these interest rate swap agreements in the consolidated balance sheet in other long-term obligations ($5.9 million pretax) and the related change in fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($3.5 million net of deferred taxes of $2.4 million).

On April 18, 2003, we entered into the first amendment to our second amended and restated credit agreement dated July 31, 2001.  This amendment extends certain capital expenditure limitations and financial ratios while maintaining our current available line of credit of $400 million and our term loan.  The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios as of March 31, 2003, as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of March 31, 2003, we are in compliance with these ratios.

During May 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30 million of our common stock.  The repurchases will be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.

We have made a significant investment in property and equipment and plan to make significant additional investments at our existing properties.  As of March 31, 2003, construction continues on major expansion projects at our Riverside and Joliet properties.  Our Sioux City renovation was completed in February 2003.  During the remainder of 2003, we expect to spend approximately $115 million to $130 million in capital expenditures, the majority of which will be to complete our Riverside and Joliet projects.  We plan on opening our Joliet barge facility in May 2003 and our Riverside barge facility by the end of 2003.  We expect to fund these expenditures from internally generated cash and availability under our credit facility.

Consistent with gaming industry practice, we conduct our operations with a net working capital deficit.  Unlike traditional industrial companies, a gaming company’s balance sheet has limited accounts receivable and inventories.  In addition, casinos generate significant cash on a daily basis.  We generally apply our daily cash flows to fund capital expenditures or pay down debt under our revolving credit facility and pay our current liabilities pursuant to their normal cycles.  Given the significant daily cash flows generated by our operations and the financial flexibility provided by our credit facility, the existence of a working capital deficit has no impact on our ability to operate our business or meet our obligations as they become due.  We believe that cash on hand, operating cash flows, and funds available under our credit facility will be sufficient to fund our current operating, capital expenditure and debt service obligations for the next 12 months.

Our long-term debt, as of March 31, 2003, matures as follows:

One year and less	$4,513
1 - 3 years	8,936
4 - 5 years	70,175
After 5 years	809,460
Total	$893,084

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain.  Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at March 31, 2003, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.

Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At March 31, 2003, we have approximately $485 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Controls and Procedures

(a)           Evaluation of disclosure controls and procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this Report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)   Changes in internal controls:

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation date.

ARGOSY GAMING COMPANY

OTHER INFORMATION

PART II.        Other Information

Item 1.    Legal Proceedings –

The Company is from time to time a party to legal proceedings arising in the ordinary course of business.  No material changes have occurred since our last filing.

Item 2.    Changes in Securities and Use of Proceeds – None

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits and reports on Form 8-K

(a)	Exhibits

	Exhibit 10	First Amendment to Second Amended and Restated Credit Agreement dated April 18, 2003

	Exhibit 99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – None

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date:	May 14, 2003	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard J. Glasier, President and Chief Executive Officer, certify that:

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

Date:	May 14, 2003

/s/ Richard J. Glasier

Richard J. Glasier
President and Chief Executive Officer

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

Date:	May 14, 2003

/s/ Dale R. Black

Dale R. Black
Senior Vice President and Chief Financial Officer