Form 10-Q
period 2003-06-30
ARGOSY GAMING CO
filed 2003-08-13
CIK 895385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  29,202,022 shares of Common Stock, $.01 par value per share, as of August 8, 2003.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$63,441	$59,720
Accounts receivable, net	3,318	3,833
Income taxes receivable	331	7,944
Deferred income taxes	7,324	7,324
Other current assets	6,049	5,433
Total current assets	80,463	84,254

Net property and equipment	497,023	455,894

Other assets:
Deferred finance costs, net	18,988	20,143
Goodwill, net	727,470	727,470
Intangible assets, net	27,270	28,451
Other, net	2,386	2,353
Total other assets	776,114	778,417
Total assets	$1,353,600	$1,318,565

Current liabilities:
Accounts payable	$22,861	$17,459
Accrued payroll and related expenses	22,734	24,279
Accrued gaming and admission taxes	46,740	36,996
Other accrued liabilities	36,385	32,299
Accrued interest	9,234	9,427
Current maturities of long-term debt	4,557	4,469
Total current liabilities	142,511	124,929

Long-term debt	872,185	886,315
Deferred income taxes	62,659	55,073
Other long-term obligations	6,046	6,248

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,202,022 and 28,946,229 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	292	289
Capital in excess of par	91,062	88,686
Accumulated other comprehensive (loss)	(3,373)	(3,583)
Retained earnings	182,218	160,608
Total stockholders’ equity	270,199	246,000
Total liabilities and stockholders’ equity	$1,353,600	$1,318,565

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Casino	$493,010	$477,288	$252,153	$235,198
Admissions	6,167	5,414	3,162	2,622
Food, beverage and other	49,753	48,893	24,993	24,161
	548,930	531,595	280,308	261,981
Less promotional allowances	(64,253)	(56,519)	(31,963)	(28,616)
Net revenues	484,677	475,076	248,345	233,365

Costs and expenses:
Gaming and admission taxes	175,323	150,024	95,466	82,135
Casino	67,374	72,064	33,228	35,425
Selling, general and administrative	75,270	66,023	39,481	32,704
Food, beverage and other	35,559	37,056	17,761	18,319
Other operating expenses	20,885	20,956	10,379	10,462
Depreciation and amortization	25,522	22,904	12,839	11,290
Write-down of assets	6,500	—	6,500	—
	406,433	369,027	215,654	190,335
Income from operations	78,244	106,049	32,691	43,030

Other income (expense):
Interest income	86	102	35	52
Interest expense	(37,936)	(41,347)	(18,989)	(20,501)
	(37,850)	(41,245)	(18,954)	(20,449)

Income before income taxes	40,394	64,804	13,737	22,581

Income tax expense	(18,784)	(28,838)	(6,788)	(11,315)

Net income	$21,610	$35,966	$6,949	$11,266

Basic income per share	$0.75	$1.25	$0.24	$0.39

Diluted income per share	$0.74	$1.22	$0.24	$0.38

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$21,610	$35,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,342	21,731
Amortization	3,213	3,180
Loss on sale of fixed assets	244	341
Compensation expense recognized on issuance of stock	74	—
Write-down of assets	6,500	—
Deferred income taxes	8,270	5,777
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable and other current assets	8,324	(1,452)
Accounts payable and other current liabilities	12,048	13,054
Net cash provided by operating activities	84,625	78,597

Cash flows from investing activities:
Purchases of property and equipment	(67,693)	(18,341)
Other	227	663
Net cash used in investing activities	(67,466)	(17,678)

Cash flows from financing activities:
Repayment of line of credit, net	(11,800)	(59,000)
Payments on long-term debt	(1,809)	(1,781)
Proceeds from stock option exercises	1,481	221
Increase in deferred finance costs	(1,310)	—
Other	—	(29)
Net cash used in financing activities	(13,438)	(60,589)
Net increase in cash and cash equivalents	3,721	330
Cash and cash equivalents, beginning of period	59,720	57,221
Cash and cash equivalents, end of period	$63,441	$57,551

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2002	28,946,229	$289	$88,686	$(3,583)	$160,608	$246,000
Exercise of stock options, including tax benefit	164,353	2	1,948			1,950
Exercise of warrants	91,440	1	354			355
Restricted stock compensation expense			74			74
Comprehensive income:
Other comprehensive income - interest rate swaps				210		210
Net income for the six months ended June 30, 2003					21,610	21,610
Comprehensive income						21,820

Balance, June 30, 2003	29,202,022	$292	$91,062	$(3,373)	$182,218	$270,199

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002, included in our Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated.  Such adjustments include normal recurring accruals as well as a write-down of assets and adjustments to record our gaming taxes at the effective annual rate.  Certain 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

2.              Long-Term Debt

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
	(unaudited)
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin	$46,500	$58,300
Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	269,500	270,875
Subordinated notes, including unamortized premium of $7,084 at June 30, 2003, due June 1, 2009, interest payable semi-annually at 10.75%	357,084	357,517
Subordinated notes, due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	3,658	4,092
	876,742	890,784
Less: current maturities	4,557	4,469
Long-term debt, less current maturities	$872,185	$886,315

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

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.   In addition, the credit facility requires us to maintain certain financial ratios as of June 30, 2003, as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of June 30, 2003, we are in compliance with these ratios.

3.              Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  We have a stock-based employee compensation plan and a stock-based director compensation plan.  As we continue to follow APB 25 for stock options granted to employees and directors, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation would be a decrease in net income of $188 and $387 and a decrease in diluted earnings per share of $0.01 and $0.01 for the three months and six months ended June 30, 2003, respectively.  For the three months and six months ended June 30, 2002, net income would have decreased by $121 and $221 and diluted earnings per share would have decreased by $0.00 and $0.01, respectively.

4.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share - Net income	$21,610	$35,966	$6,949	$11,266

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	29,026,856	28,840,352	29,106,597	28,846,081

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options and warrants	245,557	554,611	205,130	547,001
Restricted stock	5,287	—	8,470	—
Dilutive potential common shares	250,844	554,611	213,600	547,001
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,277,700	29,394,963	29,320,197	29,393,082

Basic earnings per share	$0.75	$1.25	$0.24	$0.39

Diluted earnings per share	$0.74	$1.22	$0.24	$0.38

For the six months ended June 30, 2003, employee options to purchase 575,565 shares of common stock priced at a range from $18.93 - $35.18 per share and director options to purchase 20,500 shares of common stock priced at a range from $22.30 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

For the three months ended June 30, 2003, employee options to purchase 280,744 shares of common stock priced at a range from $21.08 - $35.18 per share and director options to purchase 20,500 shares of common stock priced at a range from $22.30 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

In February 2003, we issued 25,000 shares of restricted common stock to a new employee.  These shares will vest 50% in February 2004 and 50% in February 2005.  Compensation expense of $409 is being amortized over the vesting period.  In April 2003, under the Argosy Gaming Company Stock Option Plan, we issued 259,821 shares of non-qualified stock options to certain key employees.

5.              Goodwill and Other Intangible Assets

Under the provisions of SFAS Statement 142, “Goodwill and Other Intangible Assets”, impairment testing is required at least annually.  Additionally, as a result of the gaming and admission tax increases in Illinois effective July 1, 2003, we performed an interim impairment test on the goodwill and other intangibles for our Empress Casino Joliet (“Empress”).  This interim impairment testing indicated no impairment for Empress as of June 30, 2003.

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

Effective July 1, 2003, Illinois enacted new legislation increasing gaming and admission tax rates.  As a result, we have decided to write-down $6.5 million in barge assets previously held for future development at our Joliet facility.  Since opening our new barge facility in Joliet in May 2003, Joliet’s casino revenues have increased.  In June 2003, Indiana enacted legislation resulting in a $5.9 million charge at our Indiana facility regarding the calculation of the 2002 Indiana gaming tax rate increase.  Dockside gaming has continued to positively impact our Lawrenceburg casino revenues.  In Illinois, the increased taxes and dockside gaming in Indiana have continued to negatively impact our Illinois casinos.

In 2002, many factors affected our casinos’ operations.  Effective August 1, 2002, our Lawrenceburg casino commenced dockside gaming.  This had a positive impact on casino revenues in the last half of 2002.  During the second quarter 2002, Illinois and Indiana enacted legislation increasing gaming tax rates.  Also, in late 2001 and 2002, three competitors made significant renovations, which, coupled with the increased gaming tax rates, have negatively impacted our Alton and Joliet, Illinois casino operations.  In addition, dockside gaming in Indiana, effective August 2002, has negatively impacted our Joliet, Illinois casino operations.

ARGOSY GAMING COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
CASINO AND NET REVENUES
(In Thousands)

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$58,586	$61,307	$29,199	$30,237
Argosy Casino - Riverside	48,116	50,631	23,658	24,833
Argosy Casino - Baton Rouge	40,489	39,636	20,430	19,472
Argosy Casino - Sioux City	21,169	19,276	10,780	9,498
Argosy Casino - Lawrenceburg	200,197	181,982	103,136	88,940
Empress Casino Joliet	124,453	124,456	64,950	62,218
Total	$493,010	$477,288	$252,153	$235,198

Net Revenues
Alton Belle Casino	$56,135	$59,134	$27,910	$29,128
Argosy Casino - Riverside	46,014	48,639	22,650	23,853
Argosy Casino - Baton Rouge	41,802	40,677	20,967	20,065
Argosy Casino - Sioux City	20,575	18,788	10,475	9,152
Argosy Casino - Lawrenceburg	202,423	185,593	104,085	90,498
Empress Casino Joliet	117,728	122,245	62,258	60,669
Total	$484,677	$475,076	$248,345	$233,365

ARGOSY GAMING COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
RECONCILIATION OF INCOME FROM OPERATIONS TO EBITDA
(In Thousands)

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from Operations
Alton Belle Casino	$9,333	$15,720	$2,619	$7,231
Argosy Casino - Riverside	7,402	10,907	3,408	4,958
Argosy Casino - Baton Rouge (1)	2,989	4,512	1,200	1,896
Argosy Casino - Sioux City	3,590	3,565	1,831	1,645
Argosy Casino - Lawrenceburg	50,431	52,855	24,365	20,246
Empress Casino Joliet (2)	16,218	28,569	5,510	11,492
Corporate	(11,719)	(10,079)	(6,242)	(4,438)
Total	$78,244	$106,049	$32,691	$43,030

Depreciation and Amortization Expense
Alton Belle Casino	$3,411	$3,247	$1,640	$1,641
Argosy Casino - Riverside	2,818	2,129	1,373	1,046
Argosy Casino - Baton Rouge (1)	4,232	3,947	2,170	1,973
Argosy Casino - Sioux City	2,187	1,565	1,141	776
Argosy Casino - Lawrenceburg	6,494	6,744	3,257	3,206
Empress Casino Joliet	5,333	4,822	2,723	2,421
Corporate	1,047	450	535	227
Total	$25,522	$22,904	$12,839	$11,290

EBITDA(3)
Alton Belle Casino	$12,744	$18,967	$4,259	$8,872
Argosy Casino - Riverside	10,220	13,036	4,781	6,004
Argosy Casino - Baton Rouge (1)	7,221	8,459	3,370	3,869
Argosy Casino - Sioux City	5,777	5,130	2,972	2,421
Argosy Casino - Lawrenceburg	56,925	59,599	27,622	23,452
Empress Casino Joliet (2)	21,551	33,391	8,233	13,913
Corporate	(10,672)	(9,629)	(5,707)	(4,211)
Total	$103,766	$128,953	$45,530	$54,320

(1)                      Baton Rouge includes our Centroplex Centre Hotel and Jazz Enterprises, Inc., a wholly owned subsidiary that owns and operates the Catfish Town real estate development adjacent to our Baton Rouge casino.

(2)                      Joliet includes a write-down of $6.5 million for assets related to the original planned expansion.

(3)                      “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.  EBITDA should not be construed as an alternative to financial measures determined in accordance with generally accepted accounting principles, such as income from operations, net income or cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization.  EBITDA may not be comparable to similarly titled measures reported by other companies.  We have other significant uses of cash flows, including debt service and capital expenditures, which are not reflected in EBITDA.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Casino Revenues - Casino revenues for the six months ended June 30, 2003, increased $15.7 million, or 3.3% to $493.0 million from $477.3 million for the six months ended June 30, 2002.  Lawrenceburg casino revenues increased $18.2 million, or 10.0%, to $200.2 million for the six months ended June 30, 2003, from $182.0 million for the six months ended June 30, 2002, reflecting the commencement of dockside gaming effective August 1, 2002 and revisions to our marketing programs.  Our Joliet casino recorded $124.5 million in casino revenues for both the six months ended June 30, 2003 and the six months ended June 30, 2002.  Joliet’s casino revenues have increased with our new barge-based facility opening in May 2003, but had been decreasing previously due to facility renovations by two competitors and the commencement of dockside gaming in Indiana.  Alton, Riverside, Sioux City and Baton Rouge reported aggregate casino revenues of $168.4 million for the six months ended June 30, 2003, a decrease of $2.5 million or 1.5%, from $170.9 million for the six months ended June 30, 2002.  This decrease is primarily at our Alton and Riverside casinos.  Alton has been negatively impacted by increased capacity in the market from substantial capital investments by a competitor in August 2002 and Riverside’s casino revenues have been lower due to construction disruption related to our ongoing renovation.

Admissions - Admissions revenues (net of complimentary admissions) increased to $1.0 million for the six months ended June 30, 2003, from $0.9 million for the six months ended June 30, 2002, due primarily to an increase in the number of admissions at Lawrenceburg following the commencement of dockside gaming effective August 1, 2002.

Food, Beverage and Other - Food, beverage and other revenues increased by $0.9 million to $49.8 million for the six months ended June 30, 2003 compared to $48.9 million for the six months ended June 30, 2002.  Food, beverage and other net profit increased $2.4 million to $14.2 million for the six months ended June 30, 2003, from $11.8 million for the six months ended June 30, 2002.  Joliet’s food, beverage and other net profit increased $1.7 million and Lawrenceburg had an increase of $0.5 million.

Promotional Allowances – Promotional allowances for the six months ended June 30, 2003, were $64.3 million compared to $56.5 million for the six months ended June 30, 2002, an increase of $7.8 million or 13.8%.  The majority of this increase, $5.0 million, is at our Joliet facility.  We increased our promotional spending at our Joliet facility in anticipation of the opening of our new barge-based casino in May 2003 as well as in reaction to increased competitive pressures in the first part of the year.  Lawrenceburg’s promotional allowances increased $2.8 million as a result of overall increases in casino revenues.

Gaming and Admission Taxes – Gaming and admission taxes increased $25.3 million to $175.3 million for the six months ended June 30, 2003 from $150.0 million for the six months ended June 30, 2002.  An increase in the Illinois tax rates effective July 1, 2003 increased our annual effective tax rates at both our Illinois casinos and we recorded additional expense of $6.2 million in the six months ended June 30, 2003.  The remaining portion of this increase is due primarily to increased gaming and admission taxes of $16.9 million at our Lawrenceburg casino.  This includes a $5.9 million charge due to new legislation in June 2003 amending the calculation of the 2002 increase in Indiana gaming taxes.  The remaining increase in gaming taxes at Lawrenceburg is due to increased casino revenues.

Casino Expenses - Casino expenses decreased $4.7 million to $67.4 million for the six months ended June 30, 2003, from $72.1 million for the six months ended June 30, 2002.  This decrease is due primarily to Joliet where we have reduced payroll and other casino operating expenses.

Selling, General and Administrative—Selling, general and administrative expenses increased $9.3 million to $75.3 million for the six months ended June 30, 2003, from $66.0 million for the six months ended June 30, 2002.  The factors contributing to this increase are primarily a $2.3 million increase in city development fees at Lawrenceburg corresponding to the increase in revenues related to the commencement of dockside gaming effective August 1, 2002, a $1.8 million increase in advertising and promotions expense at Joliet to promote the opening in May 2003 of our new barge-based facility as well as in reaction to increased competitive pressures in the first half of the year and an additional $0.6 million of expenses related to our Development department at our corporate office.  The remaining increase is spread throughout our other properties.

Other Operating Expenses—Other operating expenses remained relatively constant at $20.9 million for the six months ended June 30, 2003 and $21.0 million for the six months ended June 30, 2002.

Depreciation and Amortization—Depreciation and amortization increased $2.6 million from $22.9 million for the six months ended June 30, 2002, to $25.5 million for the six months ended June 30, 2003.  This increase is primarily due to accelerated depreciation on planned asset retirements, depreciation for our new data warehouse placed in service during the third quarter 2002 and depreciation on project capital placed in service during 2003 at our Sioux City and Joliet facilities.

Write-down of Assets – As a result of the increased gaming and admission tax rates enacted by the State of Illinois, which were effective July 1, 2003, we have decided not to further develop additional barge platforms under construction for our expansion project initially planned at our Joliet facility.  Therefore, during the six months ended June 30, 2003, we recorded a $6.5 million write-down of these barge platforms to their estimated net realizable value.

Interest Expense—Net interest expense decreased $3.3 million to $37.9 million for the six months ended June 30, 2003, from $41.2 million for the six months ended June 30, 2002.  This decrease is primarily attributable to reduced borrowings on our revolving line of credit due to debt repayments with free cash flow and lower interest rates on our variable debt.  We capitalized $1.6 million of interest related to our casino construction projects for the six months ended June 30, 2003 compared to $0.2 million for the six months ended June 30, 2002.

Income Tax Expense – Income tax expense decreased by $10.0 million to $18.8 million for the six months ended June 30, 2003, from $28.8 million for the six months ended June 30, 2002, due to reduced pre-tax earnings offset by an increase in our effective tax rate from 44.5% for the six months ended June 30, 2002 to 46.5% for the six months ended June 30, 2003.  This increase in our overall effective income tax rate is primarily due to the impact on our estimated annual income tax expense of gaming tax legislation enacted by Illinois and Indiana during June 2003.  Our net income decreased approximately $0.03 per diluted share due to the change in the effective income tax rate.

Net Income – Net income was $21.6 million for the six months ended June 30, 2003, compared to $36.0 million for the six months ended June 30, 2002, due primarily to the factors discussed above.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Casino Revenues - Casino revenues for the three months ended June 30, 2003, increased $17.0 million, or 7.2% to $252.2 million from $235.2 million for the three months ended June 30, 2002.  Lawrenceburg casino revenues increased $14.2 million, or 16.0%, to $103.1 million for the three months ended June 30, 2003, from $88.9 million for the three months ended June 30, 2002, reflecting the commencement of dockside gaming effective August 1, 2002 and revisions to our marketing programs. Our Joliet casino recorded $65.0 million in casino revenues for the three months ended June 30, 2003, an increase of $2.8 million from the three months ended June 30, 2002 casino revenues of $62.2 million.  The opening of Joliet’s new barge-based casino has positively impacted our second quarter casino revenues.  Alton, Riverside, Sioux City and Baton Rouge aggregate casino revenues have remained constant at $84.1 million for the three months ended June 30, 2003 and June 30, 2002.  Alton has been negatively impacted by increased capacity in the market from substantial capital investments by a competitor in August 2002 and Riverside’s casino revenues have been lower due to construction disruption related to our ongoing renovation.  The opening of our facility renovation in March 2003 has positively impacted our Sioux City property.

Admissions - Admissions revenues (net of complimentary admissions) remained constant at $0.5 million for the three months ended June 30, 2003 and June 30, 2002.

Food, Beverage and Other - Food, beverage and other revenues increased to $25.0 million for the three months ended June 30, 2003 from $24.2 million for the three months ended June 30, 2002.  Food, beverage and other net profit increased $1.4 million to $7.2 million for the three months ended June 30, 2003, from $5.8 million for the three months ended June 30, 2002.  Food, beverage and other net profit increased $0.6 million at both our Joliet and Lawrenceburg properties.

Promotional Allowances – Promotional allowances for the three months ended June 30, 2003, were $32.0 million compared to $28.6 million for the three months ended June 30, 2002, an increase of $3.4 million or 11.9%.  The majority of this increase is at our Lawrenceburg and Joliet facilities ($1.9 million and $1.2 million, respectively).  The increase in promotional allowances at Lawrenceburg is a result of our overall increase in casino revenues. At Joliet, we increased our promotional spending in connection with the opening of our new barge-based casino in May 2003.

Gaming and Admission Taxes – Gaming and admission taxes increased $13.4 million to $95.5 million for the three months ended June 30, 2003 from $82.1 million for the three months ended June 30, 2002.  An increase in the Illinois tax rates effective July 1, 2003 increased our annual effective tax rates in both our Illinois casinos and we recorded additional expense of $6.2 million in the three months ended June 30, 2003.  For the three months ended June 30, 2003 our Lawrenceburg casino recorded a $5.9 million charge due to new legislation in June 2003, amending the calculation of the 2002 increase in Indiana gaming taxes.  The remaining increase is due to increased casino revenues resulting in increased gaming taxes.

Casino Expenses - Casino expenses decreased $2.2 million to $33.2 million for the three months ended June 30, 2003, from $35.4 million for the three months ended June 30, 2002.  This decrease is primarily at Joliet where we have reduced payroll and other casino operating expenses.

Selling, General and Administrative—Selling, general and administrative expenses increased $6.8 million to $39.5 million for the three months ended June 30, 2003, from $32.7 million for the three months ended June 30, 2002, due primarily to a $1.3 million increase in city development fees at Lawrenceburg due to the increase in revenues related to the commencement of dockside gaming effective August 1, 2002, increased advertising and promotions expense of $1.2 million at Joliet related to the opening of our barge-based facility and additional expenses of $0.6 million in our Development department at our corporate office.  The remaining increase is spread throughout our other properties.

Other Operating Expenses—Other operating expenses remained relatively constant at $10.4 million for the three months ended June 30, 2003 and $10.5 million for the six months ended June 30, 2002.

Depreciation and Amortization—Depreciation and amortization increased $1.5 million from $11.3 million for the three months ended June 30, 2002, to $12.8 million for the three months ended June 30, 2003.  This increase is due primarily to accelerated depreciation on planned asset retirements, depreciation for our new data warehouse placed in service during the third quarter 2002 and depreciation on project capital placed in service during 2003 at our Sioux City and Joliet facilities.

Write-down of Assets – As a result of the increased gaming and admission tax rates enacted by the State of Illinois, which were effective July 1, 2003, we have decided not to further develop additional barge platforms under construction for our expansion project initially planned at our Joliet facility.  Therefore, during the three months ended June 30, 2003, we recorded a $6.5 million write-down of these barge platforms to their estimated net realizable value.

Interest Expense—Net interest expense decreased $1.4 million to $19.0 million for the three months ended June 30, 2003, from $20.4 million for the three months ended June 30, 2002.  This decrease is primarily attributable to reduced borrowings on our revolving line of credit due to debt repayments with free cash flow and lower interest rates on our variable debt.  We capitalized $0.8 million of interest related to our casino construction projects for the three months ended June 30, 2003 compared to $0.1 million for the three months ended June 30, 2002.

Income Tax Expense – Income tax expense decreased by $4.5 million to $6.8 million for the three months ended June 30, 2003, from $11.3 million for the three months ended June 30, 2002, due to reduced pre-tax earnings and to the impact on our estimated annual income tax expense of gaming tax legislation enacted by Illinois and Indiana during June 2003.

Net Income – Net income was $6.9 million for the three months ended June 30, 2003, compared to $11.3 million for the three months ended June 30, 2002, due primarily to the factors discussed above.

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

There could be further unanticipated competition in any market in which we operate as a result of legislative changes or other events.  For instance, several states have discussed adopting or expanding gaming in various forms, which could cause increased competition in our markets.  We expect each market, in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the six months ended June 30, 2003, we generated cash flows from operating activities of $84.6 million compared to $78.6 million for the six months ended June 30, 2002.  This increase is due primarily to the use of an approximately $7 million net tax receivable at December 31, 2002 which reduced our current year tax payments.

In the six months ended June 30, 2003, we used cash flows for investing activities of $67.5 million compared to $17.7 million for the six months ended June 30, 2002.  During the six months ended June 30, 2003, our investing activities included purchases of property and equipment of $67.7 million, a $48.9 million increase over property and equipment purchases for the six months ended June 30, 2002.  This increase is due primarily to construction and expansion projects at our Joliet, Riverside and Sioux City facilities.

During the six months ended June 30, 2003, we used cash flows of $13.4 million for financing activities compared to using $60.6 million for the six months ended June 30, 2002.  For the six months ended June 30, 2003 and June 30, 2002, we used $11.8 million and $59.0 million, respectively, for repayments on our line of credit.  Additionally, for the six months ended June 30, 2003, we used $1.3 million for deferred financing fees related to the amendment to our credit agreement.

At June 30, 2003, we had approximately $63.4 million of cash and cash equivalents.  At June 30, 2003, we had outstanding $316.0 million on our senior secured credit facility ($46.5 million on our revolving credit facility and $269.5 million on our term loan) and $557.1 million of subordinated notes (due in June 2009 and September 2011), including $7.1 million of unamortized premium.  As of June 30, 2003, we had outstanding letters of credit of $7.5 million and availability under the credit facility was approximately $103.1 million.  We have no off-balance sheet debt.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of June 30, 2003, the notional principal amounts were $198.5 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recorded, as of June 30, 2003, the fair value of these interest rate swap agreements in the consolidated balance sheet in other long-term obligations ($5.6 million pretax) and the related change in fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($3.4 million net of deferred taxes of $2.2 million).

On April 18, 2003, we entered into the first amendment to our second amended and restated credit agreement dated July 31, 2001.  This amendment extends certain capital expenditure limitations and financial ratios while maintaining our current available line of credit of $400 million and our term loan.  The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios as of June 30, 2003, as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of June 30, 2003, we are in compliance with these ratios.

During May 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30 million of our common stock.  The repurchases will be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  As of August 8, 2003, we have made no stock repurchases under this program.

We have made a significant investment in property and equipment and plan to make additional investments at our existing properties.  As of June 30, 2003, construction continues on the major expansion project at our Riverside property.  Our Sioux City renovation was completed in February 2003 and our new barge-based casino in Joliet was completed and opened in May 2003.  During the remainder of 2003, we expect to spend approximately $80 million to $90 million in capital expenditures, the majority of which will be to complete our Riverside project and also continuing implementation of our cashless ("TITO") slot product.  We plan on opening our Riverside barge facility near the end of 2003.  We expect to fund these expenditures from internally generated cash and availability under our credit facility.

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

Our long-term debt, as of June 30, 2003, matures as follows:

One year and less	$4,556
1 - 3 years	8,808
4 - 5 years	310,797
After 5 years	552,581
Total	$876,742

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain.  Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at June 30, 2003, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At June 30, 2003, we have approximately $497 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Income Taxes – We are subject to income taxes in the United States and in several states.  We account for income taxes in accordance with SFAS Statement 109, “Accounting for Income Taxes.”  Our income tax returns are subject to examination by various taxing authorities.  We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities.  Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities.  Our estimate of the potential outcome for any uncertain tax issue is highly judgmental.  We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.  When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

We have received proposed assessments from the Indiana Department of Revenue (“IDR”) in connection with our Indiana income tax returns for the years 1997 through 1999.  Those assessments are based on the IDR’s position that state gaming taxes are based on gaming revenues and are not deductible for Indiana income tax purposes.  We have filed a formal protest of the proposed assessment with the IDR.  At June 30, 2003, we have accrued approximately $13 million, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the years 2000 through 2003.  We continue to assess facts and circumstances leading to the assessments and the probability of the IDR prevailing in their proposed assessments.

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

As of the end of the period covered by this Report, June 30, 2003, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)         Changes in internal controls:

There was no change in the Company’s internal controls during the period covered by this Report that could materially affect, or could reasonably be expected to materially affect, the Company’s internal control over financial reporting.

ARGOSY GAMING COMPANY
OTHER INFORMATION

PART II.                                                Other Information

Item 1.             Legal Proceedings –

The Company is from time to time a party to legal proceedings arising in the ordinary course of business.  Changes in reported legal proceedings since our last filing are as follows:

Capitol House Preservation Company, L.L.C. v. Jazz Enterprises, Inc. et. al.

                During June 2003, the Louisiana trial court dismissed this lawsuit. This decision is subject to appeal to the Louisiana First Circuit Court of Appeals.

Item 2.             Changes in Securities and Use of Proceeds – None

Item 3.             Defaults Upon Senior Securities – None

Item 4.             Submission of Matters to a Vote of Security Holders –

The Company’s Annual Meeting of Stockholders was held on April 29, 2003.  At the meeting, the stockholders voted on the matters as follows:

Election of Directors –

	Votes For	Against
George L. Bristol	21,140,062	5,442,235
James B. Perry	26,443,016	139,281
Jimmy F. Gallagher	25,999,049	583,248

Item 5.             Other Information – None

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Report on Form 8-K dated April 22, 2003, filed with the Securities and Exchange Commission, furnishing the press release dated April 22, 2003, announcing the Company’s first quarter operating results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date: August 13, 2003	/s/ Dale R. Black
Dale R. Black Senior Vice President - Chief Financial Officer