Form 10-Q
period 2003-09-30
ARGOSY GAMING CO
filed 2003-11-12
CIK 895385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  29,312,846 shares of Common Stock, $.01 par value per share, as of November 11, 2003.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	Sept 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$56,401	$59,720
Accounts receivable, net	3,000	3,833
Income taxes receivable	—	7,944
Deferred income taxes	9,124	7,324
Other current assets	8,272	5,433
Total current assets	76,797	84,254

Net property and equipment	525,460	455,894
Other assets:
Deferred finance costs, net	17,697	20,143
Goodwill, net	727,470	727,470
Intangible assets, net	26,681	28,451
Other, net	2,335	2,353
Total other assets	774,183	778,417
Total assets	$1,376,440	$1,318,565

Current liabilities:
Accounts payable	$34,197	$17,459
Accrued payroll and related expenses	20,777	24,279
Accrued gaming and admission taxes	48,000	36,996
Income taxes payable	4,727	—
Other accrued liabilities	44,235	32,299
Accrued interest	14,166	9,427
Current maturities of long-term debt	4,602	4,469
Total current liabilities	170,704	124,929

Long-term debt	845,712	886,315
Deferred income taxes	71,208	55,073
Other long-term obligations	422	6,248

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,283,896 and 28,946,229 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	293	289
Capital in excess of par	92,094	88,686
Accumulated other comprehensive (loss)	(2,700)	(3,583)
Retained earnings	198,707	160,608
Total stockholders’ equity	288,394	246,000
Total liabilities and stockholders’ equity	$1,376,440	$1,318,565

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended		Three Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Casino	$738,938	$716,409	$245,928	$239,121
Admissions	10,761	8,482	4,594	3,068
Food, beverage and other	74,023	73,315	24,270	24,422
	823,722	798,206	274,792	266,611
Less promotional allowances	(96,107)	(86,630)	(31,854)	(30,111)
Net revenues	727,615	711,576	242,938	236,500

Costs and expenses:
Gaming and admission taxes	257,448	222,595	82,125	72,571
Casino	99,873	107,392	32,499	35,328
Selling, general and administrative	112,682	99,688	37,412	33,665
Food, beverage and other	52,953	54,905	17,394	17,849
Other operating expenses	31,305	31,287	10,420	10,331
Depreciation and amortization	38,757	35,038	13,235	12,134
Write-down of assets	6,500	—	—	—
	599,518	550,905	193,085	181,878
Income from operations	128,097	160,671	49,853	54,622

Other income (expense):
Interest income	106	115	20	13
Interest expense	(56,990)	(61,517)	(19,054)	(20,170)
	(56,884)	(61,402)	(19,034)	(20,157)

Income before income taxes	71,213	99,269	30,819	34,465

Income tax expense	(33,114)	(44,175)	(14,330)	(15,337)

Net income	$38,099	$55,094	$16,489	$19,128

Basic income per share	$1.31	$1.91	$0.56	$0.66

Diluted income per share	$1.30	$1.87	$0.56	$0.65

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	Sept 30, 2003	Sept 30, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$38,099	$55,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,987	33,279
Amortization	4,864	4,774
Loss on sale of fixed assets	204	428
Compensation expense recognized on issuance of stock	126	—
Write-down of assets	6,500	—
Deferred income taxes	15,235	16,126
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable and other current assets	6,801	3,824
Accounts payable and other current liabilities	22,797	22,597
Net cash provided by operating activities	131,613	136,122

Cash flows from investing activities:
Purchases of property and equipment	(95,838)	(37,734)
Other	226	68
Net cash used in investing activities	(95,612)	(37,666)

Cash flows from financing activities:
Repayment of line of credit, net	(37,100)	(96,400)
Payments on long-term debt	(2,708)	(2,754)
Proceeds from stock option and warrant exercises	1,798	744
Increase in deferred finance costs	(1,310)	—
Other	—	(29)
Net cash used in financing activities	(39,320)	(98,439)
Net change in cash and cash equivalents	(3,319)	17
Cash and cash equivalents, beginning of period	59,720	57,221
Cash and cash equivalents, end of period	$56,401	$57,238

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’s Equity

Balance, December 31, 2002	28,946,229	$289	$88,686	$(3,583)	$160,608	$246,000
Exercise of stock options, including tax benefit	246,227	3	2,928			2,931
Exercise of warrants	91,440	1	354			355
Restricted stock compensation expense			126			126
Comprehensive income:
Other comprehensive income - interest rate swaps				883		883
Net income for the nine months ended September 30, 2003					38,099	38,099
Comprehensive income						38,982

Balance, September 30, 2003	29,283,896	$293	$92,094	$(2,700)	$198,707	$288,394

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002, included in our Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated.  Such adjustments include normal recurring accruals as well as a write-down of assets and adjustments to record our gaming taxes at our effective annual rate.  Certain 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

2.     Long-Term Debt

Long-term debt consists of the following:

	Sept 30, 2003	December 31, 2002
	(unaudited)
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin	$21,200	$58,300
Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	268,813	270,875
Subordinated notes, including unamortized premium of $6,855 at September 30, 2003, due June 1, 2009, interest payable semi-annually at 10.75%	356,855	357,517
Subordinated notes, due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	3,446	4,092
	850,314	890,784
Less: current maturities	4,602	4,469
Long-term debt, less current maturities	$845,712	$886,315

On July 31, 2001, we entered into an amended and restated senior secured line of credit, maintaining our available line of credit and adding a term loan (“credit facility”). At September 30, 2003, the line of credit allows for borrowings up to $375,000 and is subject to reductions on a quarterly basis.  During 2003, we entered into the first and second amendments to the credit facility which updated and modified certain capital expenditure limitations, financial ratios and other items of the credit facility while maintaining our available line of credit and term loan. The credit facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers.  Substantially all of our subsidiaries fully and unconditionally guarantee the subordinated notes on a joint and several basis.  The subordinated notes rank junior to all of our senior indebtedness, including borrowings under the credit facility.

The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios which, as of September 30, 2003, are as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of September 30, 2003, we are in compliance with these ratios.  At September 30, 2003, based upon these financial ratios, additional availability under the credit facility was $113,981.

3.     Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  We have a stock-based employee compensation plan and a stock-based director compensation plan.  As we continue to follow APB 25 for stock options granted to employees and directors, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation would be a decrease in net income of $194 and $581 and a decrease in diluted earnings per share of $0.01 and $0.02 for the three months and nine months ended September 30, 2003, respectively.  For the three months and nine months ended September 30, 2002, net income would have decreased by $159 and $379 and diluted earnings per share would have decreased by $0.01 and $0.01, respectively.

4.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share - Net income	$38,099	$55,094	$16,489	$19,128

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	29,095,635	28,858,816	29,230,951	28,895,142

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options and warrants	235,162	593,823	184,284	505,873
Restricted stock	9,091	—	12,807	—
Dilutive potential common shares	244,253	593,823	197,091	505,873
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,339,888	29,452,639	29,428,042	29,401,015

Basic earnings per share	$1.31	$1.91	$0.56	$0.66

Diluted earnings per share	$1.30	$1.87	$0.56	$0.65

For the nine months ended September 30, 2003, employee options to purchase 280,744 shares of common stock priced at a range from $21.08 - $35.18 per share and director options to purchase 20,500 shares of common stock priced at a range from $22.30 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

For the three months ended September 30, 2003, employee options to purchase 66,471 shares of common stock priced at a range from $25.72 - $35.18 per share and director options to purchase 12,000 shares of common stock priced at a range from $35.18 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

For the nine months and three months ended September 30, 2002, employee options to purchase 69,492 shares of common stock priced at $35.18 per share were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

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

In 2003, we continue to invest significantly in our properties.  In February 2003, we completed a $6 million renovation in Sioux City. Net revenues increased 9.1% for the nine months ended September 30, 2003 over the nine months ended September 30, 2002. In May 2003, we opened a $40 million barge-based facility in Joliet. Joliet net revenues were essentially unchanged over the same period despite operating measures taken as described below. We continue construction on our $105 million barge-based facility in Riverside with a targeted opening of December 11, 2003.  We also continue to invest in the cashless or “TITO” slot machines.  Approximately one third of our total slot machines are TITO operational with an additional one third TITO-ready.  Pending regulatory approval, we expect all locations to be partially TITO operational by the end of 2003 and continued expansion of TITO in 2004.

Effective July 1, 2003, Illinois enacted new legislation increasing gaming and admission tax rates.  Following passage of this new legislation, we wrote down, in the second quarter 2003, $6.5 million in barge assets previously held for future development at our Joliet facility.  In addition, in an effort to minimize the impact of these tax increases, our Joliet and Alton properties, in August 2003, implemented a reduction in hours of operation and revisions to certain marketing programs and Joliet implemented an admission fee.  In June 2003, Indiana enacted legislation resulting in a $5.9 million charge at our Indiana facility regarding the calculation of the 2002 Indiana gaming tax rate increase.  Dockside gaming has continued to positively impact our Lawrenceburg casino revenues.  In Illinois, the increased taxes and dockside gaming in Indiana have continued to negatively impact our Illinois casinos.

In 2002, many factors affected our casinos’ operations.  Effective August 1, 2002, our Lawrenceburg casino commenced dockside gaming.  This had a positive impact on casino revenues in the last half of 2002.  During the second quarter 2002, Illinois and Indiana enacted legislation increasing gaming tax rates.  Also, in late 2001 and 2002, three competitors made significant renovations, which, coupled with the increased gaming tax rates, have negatively impacted our Alton and Joliet, Illinois casino operations.  In addition, dockside gaming in Indiana, effective August 2002, negatively impacted our Joliet, Illinois casino operations.

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

CASINO AND NET REVENUES

(In Thousands)

	Nine Months Ended		Three Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Casino Revenues
Alton Belle Casino	$85,364	$91,025	$26,778	$29,718
Argosy Casino - Riverside	71,569	75,296	23,453	24,665
Argosy Casino - Baton Rouge	60,598	57,783	20,109	18,147
Argosy Casino - Sioux City	31,684	29,055	10,515	9,779
Argosy Casino - Lawrenceburg	307,014	280,860	106,817	98,878
Empress Casino Joliet	182,709	182,390	58,256	57,934
Total	$738,938	$716,409	$245,928	$239,121

Net Revenues
Alton Belle Casino	$81,718	$87,673	$25,583	$28,539
Argosy Casino - Riverside	68,738	72,304	22,724	23,665
Argosy Casino - Baton Rouge	62,160	59,001	20,358	18,324
Argosy Casino - Sioux City	30,765	28,208	10,190	9,420
Argosy Casino - Lawrenceburg	310,228	285,957	107,805	100,364
Empress Casino Joliet	174,006	178,433	56,278	56,188
Total	$727,615	$711,576	$242,938	$236,500

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

RECONCILIATION OF INCOME FROM OPERATIONS TO EBITDA

(In Thousands)

	Nine Months Ended		Three Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from Operations
Alton Belle Casino	$13,027	$22,189	$3,694	$6,469
Argosy Casino - Riverside	11,216	16,075	3,814	5,168
Argosy Casino - Baton Rouge (1)	4,215	5,205	1,226	693
Argosy Casino - Sioux City	5,338	4,860	1,748	1,295
Argosy Casino - Lawrenceburg	82,733	85,077	32,302	32,222
Empress Casino Joliet (2)	29,020	42,398	12,802	13,829
Corporate	(17,452)	(15,133)	(5,733)	(5,054)
Total	$128,097	$160,671	$49,853	$54,622

Depreciation and Amortization Expense
Alton Belle Casino	$5,009	$4,891	$1,598	$1,644
Argosy Casino - Riverside	4,297	3,215	1,479	1,086
Argosy Casino - Baton Rouge (1)	6,514	6,005	2,282	2,059
Argosy Casino - Sioux City	3,306	2,658	1,119	1,092
Argosy Casino - Lawrenceburg	9,710	10,098	3,216	3,354
Empress Casino Joliet	8,319	7,264	2,986	2,441
Corporate	1,602	907	555	458
Total	$38,757	$35,038	$13,235	$12,134

EBITDA(3)
Alton Belle Casino	$18,036	$27,080	$5,292	$8,113
Argosy Casino - Riverside	15,513	19,290	5,293	6,254
Argosy Casino - Baton Rouge (1)	10,729	11,210	3,508	2,752
Argosy Casino - Sioux City	8,644	7,518	2,867	2,387
Argosy Casino - Lawrenceburg	92,443	95,175	35,518	35,576
Empress Casino Joliet (2)	37,339	49,662	15,788	16,270
Corporate	(15,850)	(14,226)	(5,178)	(4,596)
Total	$166,854	$195,709	$63,088	$66,756

(1)       Baton Rouge includes our Centroplex Centre Hotel and Jazz Enterprises, Inc., a wholly owned subsidiary that owns and operates the Catfish Town real estate development adjacent to our Baton Rouge casino.

(2)       Joliet includes a $6.5 million write down of assets (recorded in the second quarter 2003) related to the original planned expansion.

(3)       “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.  EBITDA is presented solely as a supplemental disclosure because management believes it is 1) a widely used measure of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.  Management uses property-level EBITDA (EBITDA before corporate expense) as the primary measure of our properties’ performance, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles.  We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA.  We believe the performance of our operating units is more appropriately measured before these expenses, since the allocation of our capital is decided by corporate management and is subject to the approval of the board of directors.  In addition, we manage cash and finance our operations at the consolidated level and we file a consolidated income tax return.  We do not consider EBITDA in isolation.  Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Casino Revenues – Casino revenues for the nine months ended September 30, 2003, increased $22.5 million, or 3.1% to $738.9 million from $716.4 million for the nine months ended September 30, 2002.  Components of this increase are as follows:  Lawrenceburg casino revenues increased $26.2 million, or 9.3%, to $307.0 million from $280.8 million reflecting the commencement of dockside gaming effective August 1, 2002 and revisions to our marketing programs.  Joliet casino revenues were up slightly to $182.7 million from $182.4 million.  Joliet’s casino revenues increased with our new barge-based facility opening in May 2003, but had been negatively affected previously due to facility renovations by two competitors and the commencement of dockside gaming in Indiana and have also been decreasing since the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003.  Sioux City casino revenues increased $2.6 million, or 9.0%, to $31.7 million from $29.1 million while Baton Rouge casino revenues increased $2.8 million, or 4.9%, to $60.6 million from $57.8 million.  Both properties underwent renovations within the last year, Sioux City in the first quarter 2003 and Baton Rouge in the third quarter 2002, which have positively impacted these properties.  Alton’s casino revenues decreased $5.6 million, or 6.2%, to $85.4 million compared to $91.0 million as increased competitive pressures and the implementation of reduced hours commencing in August 2003 in response to Illinois tax legislation have negatively impacted our results.  Riverside’s casino revenues decreased $3.7 million, or 4.9%, to $71.6 million from $75.3 million due primarily to construction disruption related to our ongoing renovation.

Admissions – Admissions revenues (net of complimentary admissions) increased to $2.0 million for the nine months ended September 30, 2003, from $1.4 million for the nine months ended September 30, 2002, due to an increase in the number of admissions at Lawrenceburg following the commencement of dockside gaming effective August 1, 2002 and to our Joliet casino now charging admission (as a result of increased gaming and admission tax rates legislated by the state of Illinois effective July 2003) commencing in August 2003.

Food, Beverage and Other – Food, beverage and other revenues increased by $0.7 million to $74.0 million for the nine months ended September 30, 2003 compared to $73.3 million for the nine months ended September 30, 2002.  Food, beverage and other net profit increased $2.7 million to $21.1 million for the nine months ended September 30, 2003, from $18.4 million for the nine months ended September 30, 2002.  Joliet’s food, beverage and other net profit increased $2.0 million and Lawrenceburg had an increase of $0.3 million.

Promotional Allowances – Promotional allowances for the nine months ended September 30, 2003, were $96.1 million compared to $86.6 million for the nine months ended September 30, 2002, an increase of $9.5 million or 11.0%.  The majority of this increase, $5.7 million, is at our Joliet facility.  We increased our promotional spending at our Joliet facility in anticipation of the opening of our new barge-based casino in May 2003 as well as in reaction to increased competitive pressures in the first part of the year.  Joliet complimentary admissions also increased as, beginning in August 2003, Joliet commenced charging an admission fee following gaming and admission tax rate increases enacted by the Illinois legislature effective July 1, 2003. Lawrenceburg’s promotional allowances increased $3.8 million across all lines of complimentary programs due to changes in marketing programs and overall increases in casino revenues.

Gaming and Admission Taxes – Gaming and admission taxes increased $34.8 million to $257.4 million for the nine months ended September 30, 2003 from $222.6 million for the nine months ended September 30, 2002.  An increase in the Illinois tax rates effective July 1, 2003 and the full year impact of rate increases effective July 1, 2002 increased our annual effective tax rates at both our Illinois casinos.  Although casino revenues were down $5.6 million at Alton and increased slightly at Joliet for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, gaming and admission taxes increased a combined $11.6 million at these properties due to the increased tax rates in Illinois.  The remaining portion of this increase is due primarily to increased gaming and admission taxes of $23.6 million at our Lawrenceburg casino.  This includes a $5.9 million charge due to new legislation in June 2003 amending the calculation of the 2002 increase in Indiana gaming taxes. The remaining increase in gaming taxes at Lawrenceburg is due to an increase in the gaming tax rates and increased casino revenues.

Casino Expenses – Casino expenses decreased $7.5 million to $99.9 million for the nine months ended September 30, 2003, from $107.4 million for the nine months ended September 30, 2002.  This decrease is due primarily to Joliet where we have reduced payroll and other casino operating expenses.

Selling, General and Administrative – Selling, general and administrative expenses increased $13.0 million to $112.7 million for the nine months ended September 30, 2003, from $99.7 million for the nine months ended September 30, 2002.  The factors contributing to this increase are primarily a $3.4 million increase in city development fees at Lawrenceburg corresponding to the increase in revenues related to the commencement of dockside gaming effective August 1, 2002, a $2.7 million increase in advertising and promotions expense at Joliet to promote the opening in May 2003 of our new barge-based facility as well as in reaction to increased competitive pressures in the first half of the year and an additional $0.7 million of expenses related to our development department at our corporate office.  The remaining increase is spread throughout our other properties.

Other Operating Expenses – Other operating expenses remained constant at $31.3 million for both the nine months ended September 30, 2003 and the nine months ended September 30, 2002.

Depreciation and Amortization – Depreciation and amortization increased $3.8 million from $35.0 million for the nine months ended September 30, 2002, to $38.8 million for the nine months ended September 30, 2003.  This increase is primarily due to accelerated depreciation on planned asset retirements, depreciation for our new data warehouse placed in service during the third quarter 2002 and depreciation on project capital placed in service during 2003 at our Sioux City and Joliet facilities.

Write-down of Assets – As a result of the increased gaming and admission tax rates enacted by the State of Illinois, which were effective July 1, 2003, we have decided not to further develop additional barge platforms under construction for our expansion project initially planned at our Joliet facility.  Therefore, during the nine months ended September 30, 2003, we recorded a $6.5 million write-down of these barge platforms to their estimated net realizable value.

Interest Expense – Net interest expense decreased $4.5 million to $56.9 million for the nine months ended September 30, 2003, from $61.4 million for the nine months ended September 30, 2002.  This decrease is primarily attributable to reduced borrowings on our revolving line of credit due to debt repayments with free cash flow and lower interest rates on our variable debt.  We capitalized $2.3 million of interest related to our casino construction projects for the nine months ended September 30, 2003 compared to $0.6 million for the nine months ended September 30, 2002.

Income Tax Expense – Income tax expense decreased by $11.1 million to $33.1 million for the nine months ended September 30, 2003, from $44.2 million for the nine months ended September 30, 2002, due to reduced pre-tax earnings offset by an increase in our effective tax rate from 44.5% for the nine months ended September 30, 2002 to 46.5% for the nine months ended September 30, 2003.  This increase in our overall effective income tax rate is primarily due to the impact on our estimated annual income tax expense of gaming tax legislation enacted by Illinois and Indiana during June 2003.  Our net income decreased approximately $0.05 per diluted share due to the change in the effective income tax rate.

Net Income – Net income was $38.1 million for the nine months ended September 30, 2003, compared to $55.1 million for the nine months ended September 30, 2002, due primarily to the factors discussed above.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Casino Revenues – Casino revenues for the three months ended September 30, 2003, increased $6.8 million, or 2.8% to $245.9 million from $239.1 million for the three months ended September 30, 2002.  Components of this increase are as follows:  Lawrenceburg casino revenues increased $7.9 million, or 8.0%, to $106.8 million from $98.9 million, reflecting the commencement of dockside gaming effective August 1, 2002 and revisions to certain marketing programs.  Joliet remained relatively constant at $58.3 million compared to $57.9 million.  Joliet completed its first full quarter of operations from its new barge-based casino, which has positively impacted our third quarter casino revenues.  This positive impact has been offset by actions taken, commencing in August 2003, following the increase in Illinois tax rates in July 2003, such as: a reduction in operating hours, the implementation of an admission fee and changes in marketing efforts.  Baton Rouge casino revenues increased $2.0 million, or 10.8%, to $20.1 million from $18.1 million due primarily to the construction disruption during the third quarter 2002.  Sioux City casino revenues increased $0.7 million, or 7.5%, to $10.5 million from $9.8 million as the renovations completed during the first quarter 2003 continue to return positive results.  Alton recorded casino revenues of $26.8 million compared to $29.7 million, a $2.9 million or 9.9% decrease, as Alton has been negatively impacted by increased competitive pressures from other operators in the market and a reduction in hours of operation, commencing August 2003, following the Illinois tax rate increase in July 2003.  Riverside casino revenues decreased $1.2 million or 4.9% to $23.5 million from $24.7 million as a result of construction disruption related to our ongoing renovation.

Admissions – Admissions revenues (net of complimentary admissions) increased $0.5 million for the three months ended September 30, 2003 to $1.0 million compared to $0.5 million for the three months ended September 30, 2002.  This increase is due entirely to our Joliet facility charging an admission fee commencing in August 2003 following increases in the Illinois gaming and admission tax rates effective July 2003.

Food, Beverage and Other – Food, beverage and other revenues remained relatively constant at $24.3 million for the three months ended September 30, 2003 compared to $24.4 million for the three months ended September 30, 2002.  Food, beverage and other net profit increased $0.3 million to $6.9 million for the three months ended September 30, 2003, from $6.6 million for the three months ended September 30, 2002.

Promotional Allowances – Promotional allowances for the three months ended September 30, 2003, were $31.9 million compared to $30.1 million for the three months ended September 30, 2002, an increase of $1.8 million or 6.0%.  The majority of this increase occurred at our Lawrenceburg and Joliet facilities ($1.0 million and $0.7 million, respectively).  The increase in promotional allowances at Lawrenceburg is a result of our overall increase in casino revenues and certain changes in our marketing programs.  At Joliet, we increased our promotional spending in connection with the opening of our new barge-based casino in May 2003 and we increased our complimentary admissions as we implemented an admission fee, beginning in August 2003, following gaming and admission tax rate increases enacted in Illinois effective July 1, 2003.

Gaming and Admission Taxes – Gaming and admission taxes increased $9.5 million to $82.1 million for the three months ended September 30, 2003 from $72.6 million for the three months ended September 30, 2002.  An increase in the Illinois gaming and admission tax rates effective July 1, 2003 increased our annual effective tax rates in both our Illinois casinos.  Our two Illinois casinos’ gaming and admission taxes increased a combined $2.6 million ($0.5 million at Alton and $2.1 million at Joliet) primarily due to the rate increases, as casino revenues at Alton decreased $2.9 million and Joliet’s increased by $0.3 million.  Lawrenceburg’s gaming and admission taxes increased $6.7 million due primarily to increased gaming tax rates.

Casino Expenses – Casino expenses decreased $2.8 million to $32.5 million for the three months ended September 30, 2003, from $35.3 million for the three months ended September 30, 2002.  The majority of this decrease is at Joliet, $1.9 million, where we have reduced payroll and other casino operating expenses.

Selling, General and Administrative – Selling, general and administrative expenses increased $3.7 million to $37.4 million for the three months ended September 30, 2003, from $33.7 million for the three months ended September 30, 2002, due primarily to a $1.1 million increase in city development fees at Lawrenceburg due to the increase in revenues related to the commencement of dockside gaming effective August 1, 2002, increased advertising and promotions expense of $1.0 million at Joliet related to the opening of our barge-based facility and additional expenses of $0.3 million in our development department at our corporate office.  The remaining increase is spread throughout our other properties.

Other Operating Expenses – Other operating expenses remained relatively constant at $10.4 million for the three months ended September 30, 2003 and $10.3 million for the three months ended September 30, 2002.

Depreciation and Amortization – Depreciation and amortization increased $1.1 million from $12.1 million for the three months ended September 30, 2002, to $13.2 million for the three months ended September 30, 2003.  This increase is due primarily to accelerated depreciation on planned asset retirements and depreciation on project capital placed in service during 2003 at our Joliet facility.

Interest Expense – Net interest expense decreased $1.2 million to $19.0 million for the three months ended September 30, 2003, from $20.2 million for the three months ended September 30, 2002.  This decrease is primarily attributable to reduced borrowings on our revolving line of credit due to debt repayments with free cash flow.  We capitalized $0.7 million of interest related to our casino construction projects for the three months ended September 30, 2003 compared to $0.3 million for the three months ended September 30, 2002.

Income Tax Expense – Income tax expense decreased by $1.0 million to $14.3 million for the three months ended September 30, 2003, from $15.3 million for the three months ended September 30, 2002, due to reduced pre-tax earnings offset by an increase in our effective tax rate from 44.5% for the three months ended September 30, 2002 to 46.5% for the three months ended September 30, 2003 due to the impact on our estimated annual income tax expense of gaming tax legislation enacted in Indiana and Illinois.  Our net income decreased approximately $0.02 per diluted share due to the change in the effective income tax rate.

Net Income – Net income was $16.5 million for the three months ended September 30, 2003, compared to $19.1 million for the three months ended September 30, 2002, due primarily to the factors discussed above.

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

Liquidity and Capital Resources

In the nine months ended September 30, 2003, we generated cash flows from operating activities of $131.6 million compared to $136.1 million for the nine months ended September 30, 2002.  This decrease is due to an overall reduction in net income primarily due to increased gaming and admission taxes offset by increases from working capital.

In the nine months ended September 30, 2003, we used cash flows for investing activities of $95.6 million compared to $37.7 million for the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, our investing activities included purchases of property and equipment of $95.8 million, a $58.1 million increase over property and equipment purchases for the nine months ended September 30, 2002.  This increase is due primarily to construction and expansion projects at our Riverside, Joliet and Sioux City facilities.

During the nine months ended September 30, 2003, we used cash flows of $39.3 million for financing activities compared to using $98.4 million for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003 and September 30, 2002, we used $37.1 million and $96.4 million, respectively, for repayments on our line of credit.  Additionally, for the nine months ended September 30, 2003, we used $1.3 million for deferred financing fees related to the amendment to our credit agreement.

At September 30, 2003, we had approximately $56.4 million of cash and cash equivalents. At September 30, 2003, $290.0 million was outstanding on our senior secured credit facility ($21.2 million on our revolving credit facility and $268.8 million on our term loan) and $556.9 million of subordinated notes (due in June 2009 and September 2011), including $6.9 million of unamortized premium.  As of September 30, 2003, we had outstanding letters of credit of $7.5 million and additional availability under the credit facility was approximately $114.0 million.  We have no off-balance sheet debt.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of September 30, 2003, the notional principal amounts were $198.3 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recorded, as of September 30, 2003, the fair value of these interest rate swap agreements in the consolidated balance sheet in other current obligations ($4.5 million pretax) and the related change in fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($2.7 million, net of a current deferred tax asset of $1.8 million).  These swap agreements and their related deferred tax benefits have been reclassified from long-term in a previous balance sheet to current to reflect their maturity on September 30, 2004.

During 2003, we entered into the first and second amendments to our second amended and restated credit agreement dated July 31, 2001.  These amendments modified certain capital expenditure limitations and financial ratios while maintaining our available line of credit and our term loan.  The subordinated notes and the credit facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the credit facility requires us to maintain certain financial ratios as of September 30, 2003, as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of September 30, 2003, we are in compliance with these ratios.

During May 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  The repurchases can be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  As of November 11, 2003, we have made no stock repurchases under this program.

We have made a significant investment in property and equipment and plan to make additional investments at our existing properties.  As of September 30, 2003, construction continues on the major expansion project at our Riverside property.  Our Sioux City renovation was completed in February 2003 and our new barge-based casino in Joliet was completed and opened in May 2003.  During the remainder of 2003, we expect to spend approximately $40 million to $50 million in capital expenditures, the majority of which will be to complete our Riverside project and also continuing implementation of our cashless (“TITO”) slot product.  We plan on opening our Riverside barge facility in December 2003.  We expect to fund these expenditures from internally generated cash and availability under our credit facility.

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

Our long-term debt, as of September 30, 2003, matures as follows:

One year and less	$4,602
1 - 3 years	29,879
4 - 5 years	263,683
After 5 years	552,150
Total	$850,314

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain.  Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at September 30, 2003, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At September 30, 2003, we have approximately $525 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

We have received proposed assessments from the Indiana Department of Revenue (“IDR”) in connection with our Indiana income tax returns for the years 1997 through 2001.  Those assessments are based on the IDR’s position that state gaming taxes are based on gaming revenues and are not deductible for Indiana income tax purposes.  We have filed a formal protest of the proposed assessment with the IDR.  Additionally, another company and the IDR have litigated this matter in Indiana Tax Court during 2001.  The court has yet to issue an opinion in this case.  At September 30, 2003, we have accrued approximately $14.1 million, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the years 2002 and 2003.  We continue to review the facts and circumstances leading to our determination of the probability the IDR will prevail in their proposed assessments.  Should our evaluation of the IDR prevailing in their position change, we could discontinue accrual for future income taxes based upon the IDR position and could reverse the current accrual of approximately $14.1 million.

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

As of the end of the period covered by this Report, September 30, 2003, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including  Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2.    Changes in Securities and Use of Proceeds – None

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit 10	Second Amendment to the Second Amended and Restated Credit Agreement dated September 26, 2003

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

Report on Form 8-K dated July 30, 2003, filed with the Securities and Exchange Commission, furnishing the press release dated July 30, 2003, announcing the Company’s second quarter operating results for the three and six months ended June 30, 2003.

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date: November 12, 2003	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer