Form 10-K
period 2003-12-31
ARGOSY GAMING CO
filed 2004-03-12
CIK 895385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission file number: 1-11853

ARGOSY GAMING COMPANY
(Exact name of Registrant as specified in its Charter)

State of Incorporation: Delaware	I.R.S. Employer Identification No.: 37-1304247
219 Piasa Street, Alton, Illinois	62002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (618) 474-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	New York
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒   No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $540,658,160.

As of March 8, 2004, the number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 29,390,259.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this 10-K incorporates information by reference from the registrant’s 2004 definitive proxy statement filed March 11, 2004.

PART I

ITEM 1.   BUSINESS

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as references to “Argosy” or the “Company” refer to Argosy Gaming Company and all of its subsidiaries.

The Company

We are a leading owner and operator of six casinos located in the central United States. Our casinos pioneered gaming in Chicago, Kansas City, St. Louis, Baton Rouge and Sioux City by being the first casino established in each of those markets. Our casino that serves the Cincinnati market from Lawrenceburg, Indiana is one of the largest revenue producing casinos located in the central United States.

We are a Delaware C Corporation, organized in 1992. Our principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002 and our telephone number is (618) 474-7500. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, special reports and other information with the Securities and Exchange Commission (SEC) and are made available on the SEC’s website at http://www.sec.gov and on our website at http://www.argosycasinos.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not being incorporated herein.

Our Board of Directors (“The Board”) has adopted a Code of Business Conduct and Ethics (“Code”) applicable to our directors, officers and employees, including without limitation our Chief Executive Officer and other executive officers. The Code is posted on our website at www.argosycasinos.com in the “Investor Info” section. The Board has also adopted and we have posted in the “Investor Info” section of our website the Corporate Governance Guidelines and Charters for the Board’s Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. We will provide without charge to each beneficial owner of our Common Stock, upon such stockholder’s request, a copy of the Code, the Corporate Governance Guidelines or the Charter of any such committee of the Board. Requests for copies should be addressed to Argosy Gaming Company, Attn: Investor Relations Department, 219 Piasa Street, Alton, IL  62002.

The following summarizes our casino properties:

Casino Name	Principal Metropolitan Markets Served	2003 Net Revenues	Approximate Gaming Positions
		(in thousands)
Argosy Casino Lawrenceburg	Cincinnati, Ohio	$415,194	2,818
Empress Casino Joliet	Chicago, Illinois	223,668	1,322
Alton Belle Casino	St. Louis, Missouri	104,730	1,188
Argosy Casino Riverside	Kansas City, Missouri	92,778	2,002
Argosy Casino Baton Rouge	Baton Rouge, Louisiana	81,993	1,042
Argosy Casino Sioux City	Sioux City, Iowa	41,141	566

Business Strategy

By capitalizing on the extensive gaming industry experience of our management team, we have developed a strategy to maximize the performance of our operating assets and improve financial results. We continue to implement changes at each of our properties to improve our competitive position, increase gaming revenues and enhance profitability. The key elements of our business strategy include:

•       Provide our customers with a superior entertainment experience. We operate casinos catering to “locals” customers who generally live within an hour’s drive of our casinos. Based on our surveys, our regular customers game an average of three times a month, unlike a destination gaming market, such as the Las Vegas strip, where people visit less frequently. We believe that exceptional customer service and an enjoyable gaming experience are critical to fostering customer loyalty. We regularly survey our customers to ensure that we take their preferences into account when implementing our operating and capital spending plans. Our customers consistently indicate that cleanliness, a comfortable atmosphere, attentive staff, availability of games, and a feeling of fun and excitement are the important factors to a satisfying gaming experience. We allocate the majority of our maintenance capital expenditures at each property to address issues of importance to customers, much of which is spent to keep our gaming product fresh.

•       Focus on our most valuable customers and enhance profitability. Our primary marketing focus is through direct and relationship marketing to encourage repeat business with our customers. We have upgraded and refined the use of our sophisticated player tracking systems to identify and reward premium players and our most loyal and profitable customers. Based on a player’s gaming activity, we create promotions including targeted direct mail coin offers and “members only” concerts, parties, tournaments, sweepstakes and special entertainment events. We constantly monitor our marketing initiatives, mix of casino games and costs and expenses in response to the prevailing regulatory and market environment in order to enhance our profitability. In response to the gaming tax increase in Illinois, we developed a strategy to minimize the impact of such increase. We have made several operational adjustments at our Illinois casinos, including refocusing capital spent on marketing, adjusting hours of restaurant operations and pricing for food and beverage operations, implementing admission fees at the Joliet casino, reducing the number of participation games and table games while increasing the number of slot machines and reducing the hours of casino operations to benefit from a corresponding decline in operational costs.

•       Invest in new gaming equipment. Slot machines contributed approximately 85% of our casino revenues in 2003 and are an important element of our profitability. We continually upgrade our gaming product with state-of-the-art slot machines. We believe that regularly replacing slot machines with the most popular products creates a more exciting gaming experience and increases profitability. We also continue to invest in cashless ticket-in, ticket-out, or “TITO”, slot machines. The TITO machines are more convenient to our customers and their implementation results in operational efficiencies. As of December 31, 2003, approximately 50% of our total slot machines were TITO operational while approximately 70% were TITO capable. By the end of 2004, subject to final regulatory approvals, we expect that substantially all of our slot product will be cashless.

•       Renovate and upgrade our properties. To maintain an exciting gaming experience for our customers, we have systematically renovated and improved our casino and entertainment facilities in response to customer preferences and market opportunities. For example, we spent approximately $150 million to develop and open new casinos in Kansas City and Joliet and significantly upgrade our Sioux City casino. The Kansas City and Joliet casinos now provide our customers with a more attractive, spacious, convenient and satisfying gaming experience. In addition, we spent approximately $30 million to maintain our other casinos to continue to provide a quality environment for our customers. We tailor our expansion plans to suit the market opportunity while focusing on our profitability.

•       Pursue strategic opportunities and acquisitions that provide superior returns. We continue to look to invest in growth opportunities that add shareholder value while maintaining an appropriate capital structure. In 2003, we increased our focus and resources on our development efforts. We are actively pursuing opportunities to expand our asset base and increase our revenues and profitability through acquisitions, new developments, joint ventures and/or management contracts. We follow a disciplined approach to investing to ensure an appropriate return on capital and to enhance shareholder value.

Casino Properties

Argosy Casino Lawrenceburg

Property:   The Argosy Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area. The Lawrenceburg casino is one of the largest casinos in the central United States with 74,300 square feet of gaming space on three levels with 2,248 slot machines and 95 table games. In 2002, the Indiana Gaming Commission approved dockside gaming and our Lawrenceburg casino commenced dockside gaming on

August 1, 2002. At our Lawrenceburg casino, approximately 62% of our total slot machines were TITO operational while an additional 9% were TITO capable as of December 31, 2003.

The complex also features a 300 room hotel, a 200,000 square foot land-based entertainment pavilion and support facility offering a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge, an 1,800 space parking garage and a 1,400 space remote lot.

Capital Improvements:   In 2003, we spent approximately $12.5 million on maintenance capital improvements. In 2004, we intend to spend approximately $11.5 million on maintenance capital improvements.

Gaming Market:   The Lawrenceburg casino draws customers from a population of approximately 2.0 million residents in the Cincinnati metropolitan area and an additional approximately 5.6 million people who reside within 100 miles of Lawrenceburg, including the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky.

In the Cincinnati market, the Lawrenceburg casino directly competes with two other riverboat casinos. The three riverboat casinos operating in the Cincinnati market generated $684.6 million of gaming revenues in 2003, a 9.2% increase from 2002. In 2003, the Lawrenceburg casino represented 45.5% of gaming position capacity in the Cincinnati market, and captured 60.1% of the market’s gaming revenues.

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

Regulatory:   Indiana gaming law currently limits the number of gaming licenses to be issued in the state to a total of 11, including a maximum of 5 licenses along the Ohio River and a limit of one license per county. Indiana gaming law does not restrict the size of a licensee’s gaming facility or place limits on customer losses or betting levels. Our Indiana gaming license is subject to renewal on an annual basis. Effective August 1, 2002, our casino commenced dockside gaming, which allows our customers continuous unlimited ingress and egress during the casino’s hours of operation. At the same time, Indiana enacted legislation to increase gaming tax rates for those casinos adopting dockside gaming. In 2003, the Indiana legislature enacted legislation applying certain provisions of tax increases enacted during 2002 on a retroactive basis and eliminating the existing restrictions on owning more than one Indiana casino and allows each county with riverboat gaming to hold a referendum to allow dockside gaming. Additionally, the Indiana House has passed a bill to permit slot machines at two Indianapolis-area racetracks and at off-track betting parlors in Indianapolis and Fort Wayne. The bill remains subject to approval by the Indiana Senate and Governor.

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

Empress Casino Joliet

Property:   The Empress Casino Joliet is located in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago. In May 2003, we opened our new approximately $43 million barge-based casino providing 50,000 square feet of gaming space on two levels with 1,166 slot machines and 26 table games. The casino theme evokes Northern California’s wine country and features a 150,000 square foot entertainment pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. At our Joliet casino, we are awaiting Illinois regulatory approval to operate TITO slot machines. As of December 31, 2003, approximately 81% of our total slot machines were TITO capable.

The complex also includes a 102-room hotel, surface parking areas with approximately 2,350 spaces and an 80 space recreational vehicle park. We acquired 100% of the Empress Casino Joliet as of July 31, 2001, for approximately $463.8 million.

Capital Improvements:   In 2003, we spent approximately $38.9 million in capital expenditures, including $31.5 million on our new barge-based casino. The barge-based facility offers approximately 50,000 square feet of gaming space, plus an additional 15,000 square feet for a party room and player’s lounge. In 2004, we intend to spend approximately $3.5 million in maintenance capital expenditures. This new facility enhances customer appeal in this competitive market and delivers a number of operational efficiencies at the same time.

Gaming Market:   The Empress Casino Joliet draws from a population of approximately 9.2 million people who reside within 50 miles of Joliet, including Chicago, which has the largest local population of any state-licensed gaming market and is the third largest gaming market in the United States. The target customers of the Empress Casino Joliet are drawn largely from the southern and western regions of the greater Chicago metropolitan area, as well as portions of north central Illinois. The eight riverboat casinos operating in the Chicago market generated approximately $2.1 billion of gaming revenues in 2003, a 1.3% decrease from 2002. The Empress Casino Joliet had 9.8% of gaming position capacity in the Chicago market as of December 31, 2003, and captured 11.3% of the market’s casino revenues in 2003.

Regulatory:   Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten, of which nine are currently held by operating casinos. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois license for Joliet was issued at the time of our acquisition of Empress Casino Joliet and was renewed in July 2002 for four years.

All of our properties, with the exception of the Alton Belle Casino and Empress Casino Joliet, are currently operating ticket-in/ticket-out slot machines, or “TITO”, that enable cashless gaming. In Illinois, the rules governing TITO have recently been adopted by the Illinois Gaming Board and, pending regulatory approval, our properties expect to be substantially all TITO operational by the end of 2004.

Alton Belle Casino

Property:   The Alton Belle Casino is located on the Mississippi River in Alton, Illinois approximately 20 miles northeast of downtown St. Louis. We commenced operations in Alton, Illinois in September 1991 as the first gaming facility in Illinois and the St. Louis metropolitan market. We operate our casino on a three-deck gaming facility. The cruise liner features 26,700 square feet of gaming space, 1,068 slot machines and 20 table games. In June 1999, Illinois passed a law permitting casinos to offer continuous dockside gaming. At our Alton casino, we are awaiting Illinois regulatory approval to operate TITO slot machines. As of December 31, 2003, approximately 55% of our total slot machines are TITO capable.

The Alton property includes an approximately 60,000 square foot entertainment pavilion and features a 124 seat buffet, a restaurant and a 400 seat main showroom. Self-parking is available adjacent to the casino, as well as valet parking.

Capital Improvements:   In 2003, we spent approximately $0.5 million on maintenance capital improvements. In 2004, we intend to spend approximately $5.2 million on maintenance capital improvements.

Gaming Market:   The Alton Belle Casino generally draws from a population of approximately 2.7 million residents within the St. Louis metropolitan area and an additional approximately 1.2 million people within a 100-mile radius of the City of St. Louis. The target customers of the Alton Belle Casino are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois.

The Alton Belle Casino faces competition from four other riverboat casino companies currently operating in the St. Louis area, including one other Illinois licensee, and a potential for another casino company in St. Louis. As an Illinois licensee, the Alton Belle Casino is not subject to Missouri’s $500 loss limit. The riverboat casinos operating in the St. Louis market generated $842.7 million of gaming revenues in 2003, a 4.7% increase from 2002. The Alton Belle Casino represented approximately 11.0% of gaming position capacity in the St. Louis market, and captured approximately 12.9% of the market’s gaming revenues.

Regulatory:   Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten, of which nine are currently held by operating casinos. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois gaming license is subject to renewal in October 2004. During the second quarter 2002 and the second quarter of 2003, Illinois enacted legislation increasing gaming and admission tax rates.

Argosy Casino Riverside

Property:   The Argosy Casino Riverside is located approximately five miles from downtown Kansas City in Riverside, Missouri on a 55-acre site. In December 2003, we opened our new, state-of-the-art Mediterranean themed casino that replaced our three-level riverboat facility. The facility features an innovative “floating” casino floor that complies with Missouri gaming regulations and provides a seamless transition between the casino and land-based support areas. The new Las Vegas-style casino features approximately 62,000 square feet of gaming space on one level, 1,750 slot machines and 42 table games. The $105 million project also included the renovation and expansion of the current pavilion to include an 85,000 square foot land-based entertainment facility featuring 5 new food and beverage areas, including a buffet, steak house, deli, coffee bar, VIP lounge and sports/entertainment lounge and 8,000 square feet of banquet/conference facilities. A parking garage and surface parking areas with 2,000 spaces are located adjacent to the pavilion. The Riverside casino began operations in Kansas City, Missouri on June 22, 1994, as the first gaming facility to open in the Kansas City market. During November 1999, Missouri adopted open boarding, allowing customers unlimited ingress and egress, eliminating the two-hour mock cruising requirements. At our Riverside casino, 100% of our slot machines are TITO operational as of December 31, 2003.

Capital Improvements:   During 2003, we spent $71.2 million on capital improvements, including all new cashless slot product. In 2004, we intend to spend approximately $24 million to complete our renovation project, which includes $8 million in additional purchases and $16 million in accrued costs as of December 31, 2003. Additionally, we intend to spend approximately $4.5 million on maintenance capital improvements.

Gaming Market:   The Riverside casino draws from a population of approximately 440,000 residents in Kansas City and approximately 1.8 million residents in the greater Kansas City metropolitan area. The Riverside casino site offers convenient access from two major highways. The Riverside casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area.

We currently face competition from three other casinos in the Kansas City area. The four riverboat casinos operating in the Kansas City market generated $614.3 million of gaming revenues in 2003, essentially flat in comparison to 2002. Our Riverside casino represented 15.7% of gaming position capacity in the Kansas City market and captured 15.7% of the market’s gaming revenues.

Regulatory:   Our Missouri gaming license is subject to renewal in June 2004 and again every two years thereafter. Legislation has been filed in Kansas, which, if enacted, would allow for slot machines at racetracks. Legislation has been introduced in Missouri that would increase admission and gaming taxes. Should Kansas enact such legislation or Missouri increase admission or gaming taxes, our Riverside casino’s financial results would be adversely affected.

Argosy Casino Baton Rouge

Property:   The Argosy Casino Baton Rouge is located on the Mississippi River in downtown Baton Rouge, Louisiana. The casino features approximately 28,000 square feet of gaming space, 862 slot machines and 30 table games. The Baton Rouge casino began operations in September 1994 as the first riverboat gaming facility in the Baton Rouge market. Louisiana adopted legislation effective April 1, 2001, that permits dockside gaming, allowing customers unlimited ingress and egress. This legislation also increased the tax on riverboat operations from 18.5% to 21.5%. At our Baton Rouge casino, approximately 37% of our total slot machines were TITO operational while an additional 12% were TITO capable as of December 31, 2003.

The riverboat casino is complemented by a 300-room Sheraton franchised hotel, a 730-space parking garage, a 270-space surface parking lot and by our adjacent real estate development known as Catfish Town. Catfish Town is located next to Baton Rouge’s convention complex, the Centroplex, which has a 12,000-seat arena and a 30,000-square foot exhibition hall. Catfish Town includes a 50,000 square foot glass-enclosed atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of leasable retail space. We own and operate the Catfish Town facility through our wholly-owned subsidiary, Jazz Enterprises, Inc., which we acquired in 1995 after Catfish Town’s developer experienced financial difficulties and put in doubt its ability to satisfy certain development obligations to the City of Baton Rouge.

Capital Improvements:   During 2003, we spent approximately $3.0 million in maintenance capital improvements. In 2004, we intend to spend approximately $5.5 million in maintenance capital.

Gaming Market:   The Baton Rouge casino draws from a population of approximately 0.6 million in the Baton Rouge metropolitan area. The Baton Rouge casino primarily faces competition from one casino located in downtown Baton Rouge. We also face competition from a Central-Louisiana Native American casino, a Central-Louisiana horse track and slot casino that opened in December 2003 and various video poker machine operators in non-casino locations in surrounding Louisiana parishes. The two riverboat casinos operating in the Baton Rouge market generated approximately $184.2 million of gaming revenues in 2003, a 2.5% increase from 2002. The Argosy Casino Baton Rouge represented 44.8% of gaming position capacity in the Baton Rouge market and generated 43.4% of the market’s gaming revenues.

Regulatory:   The Louisiana Gaming Board renewed our license effective July 18, 2002, for a three-year period subject to renewal on July 18, 2005.

Argosy Casino Sioux City

Property:   The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 12,500 square feet of gaming space, 482 slot machines and 14 table games. The Argosy Casino Sioux City typically conducts one two-hour cruise each day for 100 days per year. At all other times the Argosy Casino Sioux City remains dockside. The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space and administrative support offices. At our Sioux City casino, approximately 57% of our total slot machines were TITO operational while an additional 10% were TITO capable as of December 31, 2003.

Capital Improvements:   In 2003, we spent approximately $5.3 million in capital expenditures, including $3.7 million on our renovation project of a barge facility that includes a new restaurant,

party/function room and promotions booth, as well as office space for employees. In 2004, we expect to spend approximately $2.4 million in maintenance capital improvements.

Gaming Market:   The Argosy Casino Sioux City draws from a population of approximately 85,000 residents in Sioux City and an estimated 125,000 people in the greater Sioux City metropolitan area. The Argosy Casino Sioux City competes primarily with land-based Native American casinos that are not required to report gaming revenues and other operating statistics, therefore market comparisons cannot be made. We also compete with certain providers and operators of video gaming in the neighboring state of South Dakota. Additionally, to a lesser extent we compete with slot machines at a pari-mutual racetrack in Council Bluffs, Iowa and with two riverboat casinos in the Council Bluffs/Omaha, Nebraska market, approximately 90 miles south of Sioux City.

Regulatory:   Our Iowa gaming license is subject to annual renewal each March. In addition, Iowa law stipulates that a referendum must be held every eight years to reaffirm gaming in each county that has gaming. This referendum was approved in November 2002, thus continuing gaming in the county we operate in for another six years.

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

A key tactic in implementing our overall strategy is the effective use of the information we obtain regarding our customers’ playing activity. At each of our properties, we encourage patrons to join the Argosy Preferred Club. We then track the member’s level of play through the use of sophisticated player tracking systems. We have upgraded and refined the use of our sophisticated player tracking systems to identify and reward premium players and our most loyal and profitable customers. Based on a player’s gaming activity, we create promotions including targeted direct mail coin offers and “members only” concerts, parties, tournaments, sweepstakes and special entertainment events. Our data warehouse stores information on more than 2.6 million Argosy Preferred Club members in our marketing databases. Active Preferred Club members account for approximately 60% of our revenues.

Development

Development and investment opportunities continue to be one of our integral business strategies. In 2003, we increased our focus and resources on our development efforts and assembled a team of six executives to primarily evaluate new opportunities to add shareholder value. The development team has extensive industry experience and an established record of developing, acquiring, integrating and operating facilities. We are actively pursuing opportunities to expand our asset base and increase our revenues and profitability through acquisitions, new developments, joint ventures and /or management contracts. In evaluating our alternatives, we focus on strategic markets with strong demographics and opportunities for growth to achieve an appropriate return on capital. Examples of opportunities we may pursue include the development and management of Native American casinos, the development of new facilities in jurisdictions that legalize or currently permit gaming, and the acquisition of pari-mutual racing facilities with the potential to become “racinos” and other existing gaming operations in attractive markets. We believe that we are well-positioned to enter into and successfully compete in existing markets or new markets that introduce or expand gaming, and we expect to be opportunistic in acquiring and developing additional properties at attractive prices.

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

•       a location more favorably situated to the population base of a market and ease of accessibility to the casino site; and

•       favorable tax or regulatory factors.

The competitive position of each of our casino properties is discussed in detail in the subsection entitled “Gaming Market” in the “The Company—Casino Properties” section.

There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. We expect each market in which we participate, both current and prospective, to be highly competitive.

Employees

As of December 31, 2003, we employed approximately 5,758 full-time and 680 part-time employees. The Seafarers Entertainment and Allied Trade Union represent approximately 2,701 employees, located throughout our properties. Additionally, 8 employees at our Alton Property are represented by the Seafarer Union of North America. We have collective bargaining agreements with those unions that expire at various times between June 2004 and June 2005. In Alton, the International Brotherhood of Electrical Workers represents 9 of our employees and 79 employees are represented by the Security Police Fire Professionals of America Union. In addition, 31 employees located throughout our properties except Alton are represented by the American Maritime Officers Union. At Joliet, the Hotel Employees and Restaurant Employees Union represent 303 employees. The hotel and restaurant employees of Joliet are currently working without a contract. We have not experienced any work stoppages and believe our labor relations are generally satisfactory.

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

Our gaming facilities must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each facility must hold a certificate of seaworthiness or must be approved by the American Bureau of Shipping (“ABS”) for stabilization and floatation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s certificate of seaworthiness or ABS approval would preclude its use as a floating casino.

Permanently moored vessels are not required to hold certificates of documentation and inspection from the U.S. Coast Guard. However, the permanently moored vessels are inspected by a third party and certified with respect to stability and single compartment flooding integrity.

Our marine operation employees may be subject to the Jones Act, which, among other things, exempts those employees from the state limits on workers’ compensation awards.

Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 by a single customer occurring within a gaming day, including identifying the customer by name and social security number. The regulation provides that substantial penalties can be imposed for each instance of a failure to report. In addition, rules promulgated under the Bank Secrecy Act require us to provide detailed reports regarding suspicious activity involving or aggregating $5,000 or more. Each instance of a failure to file a required report could result in significant penalties.

Insurance

We carry property and casualty insurance on our land-based assets and our vessels, generally in the amount of their replacement costs, with a $100,000 deductible with respect to our land-based assets and a deductible equal to 2% of the replacement value of the vessels. Our land-based assets are covered by flood and earthquake insurance. Our general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million as an annual aggregate with a $250,000 self-insured retention. Our general liability insurance with respect to our marine operations has a $500,000 per occurrence self-insured retention with per occurrence coverage up to a $200 million limit. With respect to worker’s compensation, we have a $250,000 per occurrence deductible with a $1 million per occurrence limit. We carry business interruption insurance policies at our properties, which carry a 14-day deductible and maximum coverage up to $71 million, depending on the location.

ITEM 2.   PROPERTIES

The following is a list of our principal properties as of December 31, 2003. Substantially all of our properties are subject to the lien of our senior lenders under our $675 million Amended and Restated Senior Secured Credit Facility Agreement dated July 31, 2001.

	Interest	Function	Lease Expiration
Lawrenceburg, Indiana
Real Property	Owned	Permanent Landing Site and Hotel
Argosy VI	Owned	Riverboat Casino
Docking Site	Leased	Vessel Dock	December 2004	(1)
Real Property	Owned	Parking Lot
Joliet, Illinois
Real Property	Owned	Permanent Landing Site and Hotel
Empress I	Owned	Riverboat
Empress II	Owned	Riverboat
Support Barges	Owned	Staging Barges
Barge	Owned	Casino
Barges	Owned	Restaurant
Barges	Owned	Barges
Alton, Illinois
Office Building	Leased	Executive Offices	Month to Month
Real Property	Leased	Landing Rights	April 2006	(1)
Alton Belle II	Owned	Riverboat Casino
Office Building	Owned	Offices
Support Barges	Owned	Landing and Office Facilities
Spirit of America Barge	Owned	Staging Vessel
Riverside, Missouri
Argosy IV	Owned	Riverboat
Real Property	Leased	Landing Rights	December 2004	(1)
Real Property	Owned	Permanent Landing Site
Baton Rouge, Louisiana
Real Property	Owned	Vessel Access and Hotel
Argosy III	Owned	Riverboat Casino
Support Barge	Owned	Offices and Restaurant
Sioux City, Iowa
Argosy V	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge
Real Property	Leased	Landing Rights	June 2004	(1)

(1)          Renewal options available.

ITEM 3.   LEGAL PROCEEDINGS

We are, from time to time, a party to legal proceedings arising in the ordinary course of business. Other than as disclosed below, we are unaware of any legal proceedings, which, even if the outcome were unfavorable to us, would have a material adverse impact on either our financial condition or results of operations.

Gaming Industry Class Actions

We have been named, along with two gaming equipment suppliers, 41 of the country’s largest gaming operators and four gaming distributors (the “Gaming Industry Defendants”) in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the court consolidated all three actions under the case name William H. Poulos, etc. v. Caesars World, Inc., et al. On February 13, 1997, the plaintiffs filed a consolidated amended complaint. The court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second amended complaint. The parties have fully briefed the plaintiff’s motion for class certification. The court denied this motion on June 25, 2002, and refused to certify the case as a class action. The plaintiffs filed petition for leave to appeal this decision, which was granted. The parties fully briefed the appeal and the Appellate Court heard oral arguments on January 15, 2004. The Appellate Court is expected to issue its decision sometime in the second or third quarter of this year. Discovery has been stayed pending the court’s ruling. We are unable to determine what effect, if any, the suit would have on our business or operations.

Conservancy District Lease Litigation in Dearborn County, Indiana

On March 21, 1997, Deborah S. Whitacre filed an action in the Circuit Court of Dearborn County, Indiana as Cause No. 15CO1-9703-CP-073, challenging the validity of a lease to the City by the Conservancy District of Lawrenceburg, Indiana (the “District”) of certain land owned by the District, which land has in turn been subleased by the City to our affiliate Indiana Gaming, L.P. and is being used for development and operation of the riverboat gaming facility in the City for which Indiana Gaming, L.P. has been awarded a riverboat owner’s license by the Indiana Gaming Commission. Defendants are the District and its individual directors. In 1998, Indiana Gaming, L.P. was permitted to intervene and is now contesting the action. The District and its directors have advised that they are contesting the action and intend to continue to do so. An adverse ruling in this matter could have a material adverse effect on our financial condition and results of operations.

Capitol House Preservation Company, L.L.C. v. Jazz Enterprises, Inc. (“Jazz”) et. al.

On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, on November 26, 1997, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to us. In June 2003, the Louisiana trial court dismissed this lawsuit. This decision has been appealed by the plaintiffs to the First Circuit Court of Appeals.

We have the right to seek indemnification from the Former Jazz Shareholders for any liability we, Argosy Louisiana or Jazz suffers as a result of such cause of action. As part of the consideration payable by us to the Former Jazz Shareholders for the acquisition of Jazz, we agreed at the time of such acquisition to annual deferred purchase price payments of $1,350,000 for each of the first ten years after closing and $500,000 for each of the next ten years. Payments are to be made quarterly by us. The definitive acquisition documents provide us with offset rights against such deferred purchase price payments for indemnification claims against the Former Jazz Shareholders and for liabilities that the Former Jazz Shareholders contractually agreed to retain. There can be no assurance that the Former Jazz Shareholders will have assets sufficient to satisfy any claim in excess of our offset rights, therefore, an adverse ruling in this matter could have a material adverse effect on us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the New York Stock Exchange under the symbol AGY. On March 8, 2004, the approximate number of stockholders of record of the Company’s Common Stock was 474. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers. The following table sets forth the high and low sales prices per share of Common Stock, as reported by the New York Stock Exchange, for the periods indicated. These quotations and sales prices do not include retail mark-ups, mark-downs or commissions.

	Price Range of Common Stock
Year Ending December 31, 2003	High	Low
1st Quarter	$20.15	$15.21
2nd Quarter	$23.72	$17.70
3rd Quarter	$25.44	$19.82
4th Quarter	$26.65	$22.85

	Price Range of Common Stock
Year Ending December 31, 2002	High	Low
1st Quarter	$38.50	$31.34
2nd Quarter	$41.50	$25.30
3rd Quarter	$29.95	$19.11
4th Quarter	$24.29	$16.49

On March 8, 2004, the reported last sales price for the Common Stock was $32.98.

Dividend Policy

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

Equity Compensation Plans

We incorporate by reference the Equity Compensation Plan Information contained under the heading “Equity Compensation Plan Data”, from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2004 Annual Meeting of Stockholders scheduled for April 29, 2004.

ITEM 6.   SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share and per share amounts)
Statement of Operations data:
Net revenues	$959,504	$936,813	$779,369	$650,633	$559,651
Income from operations	172,292	210,104	183,173	151,556	123,025
Net income	51,733	71,548	66,085	45,375	11,506
Diluted net income per share	1.76	2.43	2.25	1.56	0.40
Weighted average diluted common shares outstanding	29,380,910	29,438,602	29,314,866	29,143,543	28,920,656
Balance sheet data (at end of period):
Total assets	$1,411,872	$1,318,565	$1,311,711	$537,236	$566,860
Long-term debt, including current maturities	870,158	890,784	999,152	276,336	379,373
Total stockholders' equity	303,244	246,000	178,002	103,952	58,245

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ARGOSY GAMING COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise noted, the words “we”, “us”, “our” and similar terms, as well as references to “Argosy” or the “Company” refer to Argosy Gaming Company and all of its subsidiaries.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Report includes” forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “ will,” “would,” “could,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, among others: (i) increased competition in our markets, including the legalization of gaming in states adjacent to our operations; (ii) changes in, or failure to comply with, laws or regulations, joint venture relations or decisions of courts, regulators and governmental bodies; (iii) increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices; (iv) general economic conditions in our markets; (v) our dependence on our Lawrenceburg, Indiana casino; and (vi) our substantial leverage. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included in this document are made only as of the date of this document. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

We own and operate the Alton Belle Casino in Alton, Illinois; the Empress Casino Joliet in Joliet, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Argosy Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.

In 2003, we invested capital to enhance our product offering and expand our capacity in our products. In February 2003, we completed an approximately $6 million renovation in Sioux City which helped lead to an increase in net revenues of 9.0% for the twelve months ended December 31, 2003 over the twelve months ended December 31, 2002. In May 2003, we opened an approximately $43 million barge-based facility in Joliet. In spite of this investment, Joliet net revenues decreased 3.1% in 2003 due to the increase in gaming taxes in the state of Illinois and the subsequent operating measures taken by the Company as described below. We opened our approximately $105 million casino facility in Riverside on December 11, 2003. We also continue to invest in cashless or “TITO” slot machines, which, when implemented, are more convenient to our customers and result in operational efficiencies. As of December 31, 2003, approximately 70% of our total slot machines are TITO-capable and approximately 50% of our total slot machines are TITO operational. We believe that going forward the convenience and efficiency of TITO machines will have a positive impact on our casino revenues as well as on operating expenses. Pending final regulatory approvals, we expect to be substantially TITO operational in 2004.

In 2003, our income from operations declined 18.0%, or $37.8 million, and our operating margins declined from 22.4% to 18.0% as compared to 2002. This decline was primarily the result of higher state gaming and admission taxes of $45.4 million, including a $5.9 million charge in Indiana for legislation effective in 2003 and retroactive to 2002. Our effective gaming and admission tax rates (as a percent of net revenues) for 2003 and 2002 were 34.9% and 30.9%, respectively. Also negatively affecting our operating results was the construction disruption at our Riverside facility, an increase in corporate costs and an increase in our Lawrenceburg city development fee with the increased revenues at our Lawrenceburg facility. We were able to offset some of these increased costs by implementing considerable operating savings in labor and promotional costs in response to the higher tax environment for our two Illinois casinos. We expect that our margins will continue to be impacted in 2004 as we absorb the full year impact of the Illinois gaming tax increase.

Effective July 1, 2003, Illinois enacted new legislation increasing gaming and admission tax rates. Following passage of this new legislation, we wrote down, in the second quarter 2003, $6.5 million in barge assets previously held for future development at our Joliet facility. In addition, in an effort to minimize the impact of these tax increases, our Joliet and Alton properties, in August 2003, implemented a reduction in hours of operation of both casinos and the restaurants, changes in product mix and significant revisions to certain marketing programs and Joliet implemented an admission fee. In June 2003, Indiana enacted legislation regarding the calculation of the 2002 Indiana gaming tax rate increase, resulting in a $5.9 million charge at our Indiana facility. In Illinois, the increased taxes and dockside gaming in Indiana have continued to negatively impact our Illinois casinos.

In 2002, many factors affected our casinos’ operations. Effective August 1, 2002, our Lawrenceburg casino commenced dockside gaming. This had a positive impact on casino revenues in the last half of 2002. During the second quarter 2002, Illinois and Indiana enacted legislation increasing gaming tax rates. Also, in late 2001 and 2002, three competitors made significant renovations, which, coupled with the increased gaming tax rates, negatively impacted our Alton and Joliet, Illinois casino operations. In addition, dockside gaming in Indiana, effective August 2002, negatively impacted our Joliet, Illinois casino operations.

In February 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7.0% Senior Subordinated Notes due 2014, together with funds from our Credit Facility. These funds were used to repurchase  $329.3 million, approximately 94%, of our 10 % Senior Subordinated Notes due 2009. We intend to call the remaining $20.7 million of 10 % Senior Subordinated Notes in June 2004 and will incur approximately $1.1 million in premiums. Associated with this refinancing, we will incur a pretax charge in the first quarter of 2004 of approximately $25 million consisting of financing fees and premiums.

Legislative uncertainties present challenges and risks to our ongoing operations. For example, casino gaming is currently prohibited or restricted in several states adjacent to Indiana, Iowa and Missouri, and residents of those states comprise a significant portion of the patrons at our Lawrenceburg, Sioux City and Riverside casinos. Legislation has been proposed in Kansas, Ohio and Kentucky that would permit certain types of casino-style gaming and, as a result, increase competition with respect to significant portions of our target markets. Furthermore, the large number of state and local governments with significant current or projected budget deficits make it more likely that those governments that permit gaming will seek to fund such deficits with new or increased gaming taxes. To address these legislative risks, we must regularly adjust our business strategies and adapt our casino operations.

CASINO AND NET REVENUES

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Casino Revenues
Alton Belle Casino	$108,925	$118,914	$121,862
Argosy Casino—Riverside	96,123	98,374	98,735
Argosy Casino—Baton Rouge	79,942	77,239	77,164
Argosy Casino—Sioux City	42,327	38,863	37,100
Argosy Casino—Lawrenceburg	410,920	373,714	346,432
Empress Casino Joliet(1)	232,745	237,620	102,112
Total	$970,982	$944,724	$783,405
Net Revenues
Alton Belle Casino	$104,730	$114,152	$116,861
Argosy Casino—Riverside	92,778	94,754	94,680
Argosy Casino—Baton Rouge	81,993	79,122	78,044
Argosy Casino—Sioux City	41,141	37,734	36,421
Argosy Casino—Lawrenceburg	415,194	380,116	354,237
Empress Casino Joliet(1)	223,668	230,935	99,126
Total	$959,504	$936,813	$779,369

RECONCILIATION OF INCOME FROM OPERATIONS TO EBITDA(2)

	Year ended December 31, 2003
	Income (loss) from operations	Depreciation and amortization expense	EBITDA
	(In Thousands)
Alton Belle Casino	$16,579	$6,572	$23,151
Argosy Casino—Riverside	13,193	6,274	19,467
Argosy Casino—Baton Rouge	6,634	8,712	15,346
Argosy Casino—Sioux City	7,302	4,437	11,739
Argosy Casino—Lawrenceburg	112,420	12,935	125,355
Empress Casino Joliet(3)	40,996	11,120	52,116
Corporate(4)	(24,832)	2,173	(22,659)
Total	$172,292	$52,223	$224,515

	Year ended December 31, 2002
Alton Belle Casino	$27,890	$6,546	$34,436
Argosy Casino—Riverside	20,093	4,372	24,465
Argosy Casino—Baton Rouge	7,108	8,088	15,196
Argosy Casino—Sioux City	6,127	3,701	9,828
Argosy Casino—Lawrenceburg	116,614	13,385	129,999
Empress Casino Joliet	53,828	9,917	63,745
Corporate(4)	(21,556)	1,408	(20,148)
Total	$210,104	$47,417	$257,521

	Year ended December 31, 2001
Alton Belle Casino	$34,968	$5,976	$40,944
Argosy Casino—Riverside	20,575	4,096	24,671
Argosy Casino—Baton Rouge	6,278	8,565	14,843
Argosy Casino—Sioux City	6,594	3,029	9,623
Argosy Casino—Lawrenceburg(5)	116,594	14,679	131,273
Empress Casino Joliet(1)	26,416	3,962	30,378
Corporate(4)	(28,252)	7,009	(21,243)
Total	$183,173	$47,316	$230,489

(1)          Amounts for 2001 reflect five months of operations after our purchase of the Empress Casino Joliet on July 31, 2001.

(2)          “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes it is 1) a widely used measure of operating performance in the gaming industry, 2) a principal basis for valuation of gaming companies and 3) is used as a basis for determining compliance with our credit facility. Management uses property-level EBITDA (EBITDA before corporate expense) and EBITDA margin (EBITDA as a percent of net revenues) as the primary measures of our properties’ performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in

EBITDA. We believe the performance of our operating units is more appropriately measured before these expenses, since the allocation of our capital is decided by corporate management and is subject to the approval of the board of directors. In addition, we manage cash and finance our operations at the consolidated level and we file a consolidated income tax return. We do not consider EBITDA in isolation. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies. For a further discussion of such limitations, see our additional disclosures under our Non-GAAP Financial Measures.

(3)          Joliet amounts include a $6.5 million write-down of assets (recorded in the second quarter 2003) related to assets previously held for future development.

(4)          Because we do not include corporate expense in our computation, property-level EBITDA does not reflect all the costs of operating the properties as if each were a stand-alone business unit. Corporate expense includes significant expenses necessary to manage a multiple casino operation, certain of which, such as corporate executive compensation, development, public company reporting, treasury, accounting, legal and tax expenses, would also be required of a typical stand-alone casino. The year ended December 31, 2001, includes a $1.9 million pretax charge related to the abandonment of a proposed casino in Kenosha, Wisconsin.

(5)          Income from operations and EBITDA exclude consideration of any management fee paid to us and the 42.5% minority interest in our Lawrenceburg casino for periods prior to our first quarter 2001 acquisitions of these minority interests. The Lawrenceburg partnership paid a financial advisory fee equal to 5.0% of its EBITDA to a minority partner prior to our acquisition of this minority interest in February 2001.

Year ended December 31, 2003, compared to year ended December 31, 2002

Casino Revenues—Casino revenues for the year ended December 31, 2003, increased $26.3 million, or 2.8%, to $971.0 million from $944.7 million for the year ended December 31, 2002. Components of this net increase are as follows:  Lawrenceburg casino revenues increased $37.2 million, or 10.0%, to $410.9 million from $373.7 million reflecting the commencement of dockside gaming effective August 1, 2002 and revisions to our marketing programs. Sioux City casino revenues increased $3.4 million, or 8.7%, to $42.3 million from $38.9 million and Baton Rouge casino revenues increased $2.7 million, or 3.5%, to $79.9 million from $77.2 million. Both properties underwent recent renovations, Sioux City in the first quarter 2003 and Baton Rouge in the third quarter 2002, which have positively impacted these properties.

Alton’s casino revenues decreased $10.0 million, or 8.4%, to $108.9 million compared to $118.9 million as increased competitive pressures in the St. Louis market and the implementation of reduced hours commencing in August 2003 in response to Illinois tax legislation have negatively impacted our results.   Joliet casino revenues decreased $4.9 million, or 2.1%, to $232.7 million from $237.6 million. Joliet’s casino revenues in 2003 had been negatively affected due to facility renovations by two competitors in 2002 and the commencement of dockside gaming in Indiana in August 2002. When our new barge-based casino opened in May 2003, our net revenues increased; however, since the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003 our net revenues were down approximately 6% (September through December) from 2002 levels. Riverside’s casino revenues decreased $2.3 million, or 2.3%, to $96.1 million from $98.4 million due primarily to construction disruption during most of 2003 related to our renovation project that opened December 11, 2003.

Admissions—Admissions revenues (net of complimentary admissions) increased to $3.0 million for the year ended December 31, 2003, from $1.9 million for the year ended December 31, 2002. The entire increase of $1.1 million is at our Joliet facility as we began charging admission in August 2003 (as a result of increased gaming and admission tax rates legislated by the state of Illinois effective July 2003). Lawrenceburg’s net admissions revenues were $1.9 million in 2003 and 2002.

Food, Beverage and Other—Food, beverage and other revenues remained constant at $97.9 million for the years ended December 31, 2003 and December 31, 2002. Food, beverage and other net profit increased $0.3 million to $27.8 million for the year ended December 31, 2003, from $27.5 million for the year ended December 31, 2002. Joliet’s food, beverage and other net profit increased $1.5 million which was offset by a decrease in net profit at Riverside of $1.5 million due to construction disruption during our renovation.

Promotional Allowances—Promotional allowances for the year ended December 31, 2003, were $125.0 million compared to $117.2 million for the year ended December 31, 2002, an increase of $7.8 million or 6.7%. Included in this increase is $1.8 million in complimentary admissions at Joliet since implementation of an admission fee in August 2003. Joliet’s overall promotional allowances (including the admissions allowance increase) increased $3.7 million as we also increased our promotional spending at our Joliet facility prior to the opening of our new barge-based casino in May 2003 as well as in reaction to increased competitive pressures in the first part of the year. Since August 2003, in response to the gaming tax increase, we have significantly decreased promotional activity in Joliet. Lawrenceburg’s promotional allowances increased $4.4 million across all lines of complimentary programs due to changes in marketing programs and overall increases in casino revenues. Offsetting these increases was a decrease in promotional spending at Riverside due to the construction disruptions during our renovation project.

Gaming and Admission Taxes—Gaming and admission taxes increased $45.4 million to $335.2 million for the year ended December 31, 2003, from $289.8 million for the year ended December 31, 2002. An increase in the Illinois tax rates effective July 1, 2003, and the full year impact of rate increases effective July 1, 2002 increased our annual effective tax rates at both our Illinois casinos. Although casino revenues were down $10.0 million at Alton and $4.9 million at Joliet for the year ended December 31, 2003, compared to the year ended December 31, 2002, gaming and admission taxes increased a combined $11.1 million at these properties due to the increased tax rates in Illinois. The remaining portion of this increase is due primarily to increased gaming and admission taxes of $33.9 million at our Lawrenceburg casino. This includes a $5.9 million charge due to new legislation in June 2003 amending the calculation of the 2002 increase in Indiana gaming taxes. The remaining increase in gaming taxes at Lawrenceburg is due to an increase in the gaming tax rates and increased casino revenues.

Casino Expenses—Casino expenses decreased $7.8 million to $131.7 million for the year ended December 31, 2003, from $139.5 million for the year ended December 31, 2002. Joliet and Alton’s casino expenses decreased $6.2 million and $1.1 million, respectively, as we have reduced payroll and other casino operating expenses corresponding with changes in operations in response to the increase in gaming and admission tax rates effective July 1, 2003, in Illinois.

Selling, General and Administrative—Selling, general and administrative expenses increased $12.3 million to $150.4 million for the year ended December 31, 2003, from $138.1 million for the year ended December 31, 2002. The factors contributing to this increase are primarily a $5.2 million increase in city development fees at Lawrenceburg corresponding to the increase in revenues related to the commencement of dockside gaming effective August 1, 2002, a $3.0 million increase in advertising and promotions expense at Joliet to promote the opening in May 2003 of our new barge-based casino as well as in reaction to increased competitive pressures in the first half of the year, a $1.0 million increase in advertising and promotions expense at Riverside to promote the opening of our new casino on December 11, 2003, and an additional $1.3 million of expenses related to our development efforts.

Other Operating Expenses—Other operating expenses remained relatively constant at $41.0 million and $41.6 million for the year ended December 31, 2003, and the year ended December 31, 2002, respectively.

Depreciation and Amortization—Depreciation and amortization increased $4.8 million from $47.4 million for the year ended December 31, 2002, to $52.2 million for the year ended December 31, 2003. This increase is primarily due to accelerated depreciation on planned asset retirements, depreciation for our new data warehouse placed in service during the third quarter 2002 and depreciation on our expanded asset base at our Sioux City, Joliet and Riverside facilities.

Write-down of Assets—As a result of the increased gaming and admission tax rates enacted by the state of Illinois, which were effective July 1, 2003, we have decided not to further develop additional barge platforms under construction for our expansion project initially planned at our Joliet facility. Therefore, during the year ended December 31, 2003, we recorded a $6.5 million write-down of these barge platforms to their estimated net realizable value.

Interest Expense—Net interest expense decreased $5.6 million to $75.6 million for the year ended December 31, 2003, from $81.2 million for the year ended December 31, 2002. This decrease is primarily attributable to reduced borrowings on our revolving line of credit due to debt repayments with free cash flow and lower interest rates on our variable rate debt. We capitalized $3.2 million of interest related to our casino construction projects for the year ended December 31, 2003, compared to $1.1 million for the year ended December 31, 2002.

Income Tax Expense—Income tax expense decreased by $12.4 million to $45.0 million for the year ended December 31, 2003, from $57.4 million for the year ended December 31, 2002, due to reduced pretax earnings offset by an increase in our effective tax rate from 44.5% for the year ended December 31, 2002, to 46.5% for the year ended December 31, 2003. This increase in our overall effective income tax rate is primarily due to the impact on our estimated annual income tax expense of gaming tax legislation enacted by Illinois and Indiana during June 2003. Our net income decreased approximately $0.07 per diluted share due to the change in the effective income tax rate.

Net Income—Net income was $51.7 million for the year ended December 31, 2003, compared to $71.5 million for the year ended December 31, 2002, due primarily to the factors discussed above.

Year ended December 31, 2002, compared to year ended December 31, 2001

Casino Revenues—Casino revenues for the year ended December 31, 2002, increased $161.3 million, or 20.6%, to $944.7 million. Components of this increase are as follows:  Lawrenceburg casino revenues increased $27.3 million, or 7.9%, to $373.7 million reflecting the commencement of dockside gaming on August 1, 2002. The Empress Casino Joliet recorded $237.6 million of casino revenue for the year ended December 31, 2002, compared to $102.1 million in casino revenue for the five months since acquisition (July 31, 2001) through December 31, 2001. The competitive impact of dockside gaming in Indiana and facility renovations by two nearby casinos resulted in a decrease in Joliet’s casino revenues of $8.9 million, from the $102.1 million for the five months ended December 31, 2001, to $93.2 million for the five months ended December 31, 2002. Alton, Riverside, Sioux City and Baton Rouge 2002 casino revenues remained relatively constant, decreasing from $334.9 million to $333.4 million. Increased competitive pressures due to an expanded facility by a competitor in August 2002 affected our Alton casino.

Admissions—Admissions revenues (net of complimentary admissions) decreased to $1.9 million for the year ended December 31, 2002, from $3.3 million for the year ended December 31, 2001. This reduction is due primarily to a reduction in the admissions price during 2002 at Lawrenceburg.

Food, Beverage and Other—Food, beverage and other revenues increased from $82.1 million for the year ended December 31, 2001, to $97.9 million for the year ended December 31, 2002. Joliet contributed $11.9 million of this increase in food, beverage and other revenue. Food, beverage and other net profit improved $7.1 million to $27.5 million for the year ended December 31, 2002. Of the increase, Joliet and Baton Rouge (including hotel operations) contributed $3.0 million and $1.6 million, respectively, of this net profit.

Promotional Allowances—Promotional allowances for the year ended December 31, 2002, were $117.2 million compared to $104.6 million for the year ended December 31, 2001, an increase of $12.6 million, or 12.0%. The majority of this increase, $15.7 million, is at our Joliet facility. We purchased Joliet on July 31, 2001, and thus had a full year of promotional allowances for 2002 compared to five months for 2001.

Gaming and Admission Taxes—Gaming and admission taxes increased $74.9 million, or 34.9%, to $289.8 million in 2002. Lawrenceburg’s gaming and admission taxes increased $19.3 million due to increases in casino revenue with dockside gaming and an increase in gaming tax rates. Joliet’s gaming and admission taxes increased $54.6 million in 2002, as 2001 includes only five months of operations (since our acquisition on July 31, 2001) and 2002 includes an increase in gaming and admission tax rates. For the five months ended December 31, 2002, compared to the five months ended December 31, 2001, for Joliet (since acquisition on July 31, 2001) gaming and admission taxes increased $1.0 million although casino revenues decreased $8.9 million. Based on 2002 casino revenues, our gaming and admission tax expense would have been approximately $33 million lower in 2002 without the changes in gaming tax rates.

Casino Expenses—Casino expense increased $28.5 million to $139.5 million for the year ended December 31, 2002. Joliet incurred $34.0 million in casino expenses for the year ended December 31, 2002, and $15.7 million for the five months of operations from our acquisition through December 31, 2001, an $18.3 million increase.

Selling, General and Administrative—Selling, general and administrative expenses increased $11.1 million to $138.1 million for the year ended December 31, 2002, due primarily to a $7.5 million increase in Joliet’s expenses to $15.7 million for the year ended December 31, 2002, from $8.2 million for the five months ended December 31, 2001. The remaining increase is due primarily to an increase of $4.1 million in city development fees in Lawrenceburg due to the increase in revenues related to the commencement of dockside gaming effective August 1, 2002.

Other Operating Expenses—Other operating expenses increased by $4.1 million to $41.6 million for the year ended December 31, 2002. Joliet incurred $10.2 million for the year ended December 31, 2002 and $4.2 million for the five months ended December 31, 2001. Other operating expenses in 2001 include a charge of $1.9 million relating to the abandonment of the proposed Kenosha casino development.

Depreciation and Amortization—Depreciation and amortization increased $0.1 million to $47.4 million for the year ended December 31, 2002. Joliet’s expense increased $5.9 million from $4.0 million for the five months ended December 31, 2001, to $9.9 million for the year ended December 31, 2002. Depreciation expense also increased due to accelerated depreciation of $0.6 million on planned asset retirements and $0.5 million on our new data warehouse placed in service during the third quarter 2002. These increases are offset by no longer amortizing goodwill in 2002 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. If SFAS 142 had been in effect January 1, 2001, pretax goodwill amortization of $7.8 million would not have been recorded for the year ended December 31, 2001. All goodwill is subject to impairment testing at least annually. Based on our evaluations performed during 2002, we have no impairment to record.

Interest Expense—Net interest expense increased $14.4 million to $81.2 million for the year ended December 31, 2002. This increase is primarily attributable to additional borrowings in connection with the Lawrenceburg and Joliet acquisitions.

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

Liquidity and Capital Resources

During 2003, we generated cash flows from operating activities of $162.9 million compared to $165.6 million for 2002. This decrease is attributable to our decrease in operating income due to increased gaming and admission tax expense offset by increased cash flows from working capital items.

During 2003, we used cash flows for investing activities of $136.0 million versus $56.3 million for 2002. During 2003, our investing activities included $136.6 million for purchases of property and equipment, a $79.8 million increase over our property and equipment purchases in 2002. This increase is due primarily to construction and expansion projects at our Joliet, Sioux City and Riverside facilities. Capital expenditures in 2003 and 2002, respectively, consisted of $29.8 million and $23.1 million in maintenance capital and $106.8 million and $33.6 million in project capital, primarily for the expansion projects mentioned above.

During 2003, we used $19.4 million in cash flows from financing activities compared to $106.8 million in cash flows used from financing activities in 2002. During 2003 and 2002, we paid down $16.1 million and $103.9 million, respectively, on our revolving Credit Facility.

At December 31, 2003, we had approximately $67.2 million of cash and cash equivalents and $310.3 million outstanding on our Senior Secured Credit Facility ($42.2 million on our revolving Credit Facility and $268.1 million on our Term Loan) and $556.6 million of Subordinated Notes (due in June 2009 and September 2011), including $6.6 million of unamortized premium. As of December 31, 2003, we had outstanding letters of credit of $8.8 million. As of March 8, 2004, subject to the limitations imposed by our debt incurrence covenant, availability under the Credit Facility was approximately $54 million.

During 2003, we entered into the first and second amendments to our second amended and restated credit agreement dated July 31, 2001. These amendments modified certain capital expenditure limitations and financial ratios while maintaining our available line of credit and our term loan. The Subordinated Notes and Credit Facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants.  In addition, the Credit Facility requires us to maintain certain financial ratios as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0. As of December 31, 2003, we are in compliance with these ratios.

In February 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7.0% Senior Subordinated Notes due 2014, together with funds from our Credit Facility. These funds were used to repurchase $329.3 million, approximately 94%, of our 10 3/4% Senior Subordinated Notes due 2009. Related to this refinancing, we paid approximately $26.8 million in premiums. We intend to call the remaining $20.7 million of 10 3/4% Senior Subordinated Notes during June 2004 with a call premium of approximately $1.1 million. Funding of this debt purchase and call premium will be from funds available under our Credit Facility.

We have made capital investments at our existing properties for expansion and product enhancement. In 2003, we spent $69.2 million on our approximately $105 million renovation of our Riverside facility (excluding $16.1 million in payables at December 31, 2003), $31.5 million on a new barge-based casino for our Joliet property to complete our approximately $43 million project and $3.7 million for renovations at our Sioux City facility to complete our approximately $6 million project. We opened our new facilities in Riverside and Joliet in December 2003 and May 2003, respectively. In 2004, we expect maintenance capital expenditures primarily related to the purchase of new cashless gaming product and facility enhancements to be approximately $39 million.

Given our significant cash generation capabilities, we seek investment opportunities at our existing properties or into new assets. In addition, we may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

During May 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock. The repurchases can be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third-party transactions in compliance with applicable laws and depending on market conditions. As of March 8, 2004, we have made no stock repurchases under this program.

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

Contractual obligations, as of December 31, 2003, mature as follows:

	One year and less	1 - 3 years	4 - 5 years	After 5 years	Total
Debt	$4,648	$50,746	$263,070	$551,694	$870,158
Operating leases	1,441	822	547	15,894	18,704
Total	$6,089	$51,568	$263,617	$567,588	$888,862

Off Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill—We have approximately $727 million of goodwill recorded on our balance sheet at December 31, 2003. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses. Future events, such as the statutory rollback of the Illinois gaming tax rate in July 2005 and the enactment of increased gaming or admission tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment—Our operations are capital intensive and we make capital investments in each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2003, we have approximately $548.1 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals—Our insurance policies for employee health, workers’ compensation and general patron liability have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liability based upon claims reserves established by the third-party administrator processing our claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Effective Gaming Tax Rates—The states of Illinois and Indiana assess gaming taxes on a graduated scale based on casino revenues. In these states, we record gaming taxes based upon effective gaming tax rates for each of our casinos. These effective rates are based upon statutory gaming tax rates and estimates of annual casino revenues. Increases or decreases in our actual or estimated casino revenues or changes in statutory gaming tax rates could require changes to our effective gaming tax rates. Management reviews our effective gaming tax rates at the end of each reporting period.

Income Taxes—We are subject to income taxes in the United States and in several states. We account for income taxes in accordance with SFAS Statement 109, “Accounting for Income Taxes.”  Our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

We have received proposed assessments from the Indiana Department of Revenue (“IDR”) in connection with our Indiana income tax returns for the years 1997 through 2001. Those assessments are based on the IDR’s position that state gaming taxes are based on gaming revenues and are not deductible for Indiana income tax purposes. We have filed a formal protest of the proposed assessment with the IDR. Additionally, another company and the IDR have litigated this matter in Indiana Tax Court during 2001. The court has yet to issue an opinion in this case. At December 31, 2003, we have accrued approximately $15.6 million, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the years 2002 and 2003. For the year ended December 31, 2003, we expensed $5.9 million related to this issue. We continue to review the facts and circumstances leading to our determination of the probability the IDR will prevail in their proposed assessments. Should our evaluation of the IDR prevailing in their position change, we could discontinue accrual for future income taxes based upon the IDR position and could reverse some or all of the current accrual of approximately $15.6 million.

Non-GAAP Financial Measures

EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with Generally Accepted Accounting Principles (“GAAP”). EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as measures of our liquidity.

EBITDA represents income from operations plus depreciation and amortization. Our compensation plans base incentive compensation payments in part on EBITDA performance measured against targets, and we use it to establish our budgets and analyze our operations as compared to our budgets. In addition, our credit facility and our indentures use measures similar to EBITDA (with additional adjustments) to measure our compliance with covenants such as interest coverage and debt incurrence. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies in the gaming industry, the vast majority of which present EBITDA when reporting their results.

In addition, in evaluating EBITDA, you should be aware that in the future we will incur expenses such as those used in calculating EBITDA. Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•       it does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•       it does not reflect changes in, or cash requirements for, our working capital needs;

•       it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•       although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•       it is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•       it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, as discussed in our presentation of EBITDA and Management’s Discussion and Analysis of Financial Condition and Results of Operation; and

•       other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

Property-level EBITDA represents EBITDA attributable to a particular casino property before corporate expense. We present property-level EBITDA as a further supplemental measure of the performance of our casino properties. Management uses property-level EBITDA as the primary measure of our properties’ performance, including the evaluation of operating personnel at our properties. We also use property-level EBITDA to make decisions regarding the allocation of capital among our properties. These decisions are made primarily by corporate management and our board of directors. We believe that property-level performance is appropriately measured before expenses such as interest and income taxes and other non-cash items such as depreciation and amortization, because we finance our operations at the consolidated level and file a consolidated tax return.

As an analytical tool, property-level EBITDA is subject to similar limitations as EBITDA. In addition, because we do not include corporate expense in our computation, property-level EBITDA does not reflect all the costs of operating the properties as if each were a stand alone business unit. Corporate expense includes significant expenses necessary to manage a multiple casino operation, certain of which, such as corporate executive compensation, development, public reporting, treasury, accounting, legal and tax expenses, would also be required of a typical stand alone casino property.

ITEM 7A.   MARKET RISK—INTEREST RATE SENSITIVITY

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

	2004	2005	2006	2007	2008	Thereafter(1)	Total	Fair Value 12/31/03
	(Dollars in thousands)
Fixed rate debt maturities	$1,898	$1,664	$1,382	$1,521	$1,674	$551,694	$559,833	$601,148
Average interest rate	10.6%	10.7%	10.7%	10.7%	10.7%	7.9%
Variable rate debt maturities	$2,750	$2,750	$44,950	$130,625	$129,250	$—	$310,325	$311,666
Average interest rate	3.4%	3.4%	4.6%	3.4%	3.4%

(1)   Reflects refinancing during February 2004 of our 10 3/4% Senior Subordinated Notes due 2009 with our new 7.0% Senior Subordinated Notes due 2014.

We use interest rate swap agreements from separate financial institutions to manage our interest rate risk associated with our Term Loan as required under the Senior Credit Facility. We have entered into three interest rate swaps that have fixed the interest rate as of October 31, 2001, for a combined original notional amount of $200 million of our variable rate Term Loan under our Senior Credit Facility. The three separate swap agreements carry original notional amounts of $100 million, $50 million and $50 million. For each swap agreement, we agree to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%. All three swap agreements mature on September 30, 2004. Two of the three swap agreements have reductions in the notional amounts proportionally with the quarterly payments on the Term Loan beginning December 31, 2001. The total notional amounts are $197.8 million at December 31, 2003. As a result of all three swap agreements, we have, in effect, converted 73.8% of our Term Loan variable rate debt under our Senior Credit Facility to fixed rate debt at December 31, 2003.

At December 31, 2003, the fair value of our swap agreements is reported on the balance sheet in other current liabilities ($3.2 million pretax) and the related change in fair value of these agreements is included in stockholders’ equity as a component of accumulated other comprehensive income ($1.9 million, net of taxes of $1.3 million).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Argosy Gaming Company are included in this report:

Consolidated balance sheets at December 31, 2003 and 2002
Consolidated statement of income for each of the three years ended December 31, 2003
Consolidated statement of cash flows for each of the three years ended December 31, 2003
Consolidated statement of stockholders’ equity for each of the three years ended December 31, 2003
Notes to consolidated financial statements
Quarterly results (unaudited)
Report of Independent Auditors

ARGOSY GAMING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$67,205	$59,720
Accounts receivable, net of allowance for doubtful accounts of $1,893 and $2,027, respectively	4,292	3,833
Income taxes receivable	1,015	7,944
Deferred income taxes	13,295	7,324
Other current assets	7,196	5,433
Total current assets	93,003	84,254
Net property and equipment	548,120	455,894
Other assets:
Deferred finance costs, net of accumulated amortization of $15,120 and $10,071, respectively	16,748	20,143
Goodwill, net of accumulated amortization of $11,334	727,470	727,470
Intangible assets, net of accumulated amortization of $11,894 and $9,535, respectively	26,092	28,451
Other	439	2,353
Total other assets	770,749	778,417
Total assets	$1,411,872	$1,318,565
Current liabilities:
Accounts payable	$26,955	$17,459
Accrued payroll and related expenses	24,125	24,279
Accrued gaming and admission taxes	44,570	36,996
Other accrued liabilities	39,986	32,299
Accrued interest	9,296	9,427
Current maturities of long-term debt	4,648	4,469
Total current liabilities	149,580	124,929
Long-term debt	865,510	886,315
Deferred income taxes	93,119	55,073
Other long-term obligations	419	6,248
Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,314,542 and 28,946,229 shares issued and outstanding, respectively	293	289
Capital in excess of par	92,551	88,686
Accumulated other comprehensive (loss)	(1,941)	(3,583)
Retained earnings	212,341	160,608
Total stockholders’ equity	303,244	246,000
Total liabilities and stockholders’ equity	$1,411,872	$1,318,565

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Casino	$970,982	$944,724	$783,405
Admissions	15,548	11,421	18,465
Food, beverage and other	97,932	97,905	82,060
	1,084,462	1,054,050	883,930
Less promotional allowances	(124,958)	(117,237)	(104,561)
Net revenues	959,504	936,813	779,369
Costs and expenses:
Gaming and admission taxes	335,172	289,802	214,898
Casino	131,725	139,466	111,014
Selling, general and administrative	150,439	138,105	126,987
Food, beverage and other	70,158	70,368	58,500
Other operating expenses	40,995	41,551	37,481
Depreciation and amortization	52,223	47,417	47,316
Write-down of assets	6,500	—	—
	787,212	726,709	596,196
Income from operations	172,292	210,104	183,173
Other income (expense):
Interest income	156	116	752
Interest expense	(75,752)	(81,305)	(67,569)
	(75,596)	(81,189)	(66,817)
Income before minority interests and income taxes	96,696	128,915	116,356
Minority interests	—	—	(4,086)
Income tax expense	(44,963)	(57,367)	(46,185)
Net income	$51,733	$71,548	$66,085
Basic net income per share	$1.78	$2.48	$2.31
Diluted net income per share	$1.76	$2.43	$2.25

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$51,733	$71,548	$66,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,864	45,069	37,612
Amortization	6,514	6,359	12,471
Deferred income taxes	32,692	31,183	13,618
Compensation expense recognized on issuance of stock	177	—	—
(Gain) Loss on the disposal of equipment	(48)	482	528
Minority interests	—	—	4,086
Write-down of assets	6,500	—	—
Write-down of other assets	1,893	—	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(459)	551	(232)
Other current assets	(897)	452	(419)
Accounts payable	(3,742)	515	(3,501)
Accrued liabilities	11,740	10,695	10,162
Other	6,929	(1,241)	(1,931)
Net cash provided by operating activities	162,896	165,613	138,479
Cash flows from investing activities:
Purchases of property and equipment	(136,593)	(56,750)	(30,242)
Purchases of minority interests in partnerships	—	—	(366,710)
Purchase of Empress Casino Joliet, net of cash acquired	—	—	(451,554)
Other	587	475	230
Net cash used in investing activities	(136,006)	(56,275)	(848,276)
Cash flows from financing activities:
(Repayment) proceeds of line of credit, net	(16,100)	(103,900)	114,800
Payments on long-term debt and installment contracts	(3,632)	(3,654)	(16,234)
Increase in deferred finance costs	(1,654)	—	(20,608)
Proceeds from issuance of long-term debt	—	—	634,000
Repayment of partner loans	—	—	(266)
Partnership distributions	—	—	(5,655)
Proceeds from stock option exercises	1,981	744	1,607
Other	—	(29)	—
Net cash (used in) provided by financing activities	(19,405)	(106,839)	707,644
Net increase (decrease) in cash and cash equivalents	7,485	2,499	(2,153)
Cash and cash equivalents, beginning of year	59,720	57,221	59,374
Cash and cash equivalents, end of year	$67,205	$59,720	$57,221

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2000	28,394,423	$284	$80,693	$—	$22,975	$103,952
Exercise of stock options, including tax benefit	435,057	4	6,152	—	—	6,156
Comprehensive income:
Other comprehensive income—interest rate swaps	—	—	—	1,809	—	1,809
Net income	—	—	—	—	66,085	66,085
Comprehensive income						67,894
Balance, December 31, 2001	28,829,480	288	86,845	1,809	89,060	178,002
Exercise of stock options and other, including tax benefit	116,749	1	1,841	—	—	1,842
Comprehensive income:
Other comprehensive (loss)—interest rate swaps	—	—	—	(5,392)	—	(5,392)
Net income	—	—	—	—	71,548	71,548
Comprehensive income						66,156
Balance, December 31, 2002	28,946,229	289	88,686	(3,583)	160,608	246,000
Exercise of stock options and other, including tax benefit	368,313	4	3,688	—	—	3,692
Restricted stock compensation expense		—	177	—	—	177
Comprehensive income:
Other comprehensive income—interest rate swaps	—	—	—	1,642	—	1,642
Net income	—	—	—	—	51,733	51,733
Comprehensive income						53,375
Balance, December 31, 2003	29,314,542	$293	$92,551	$(1,941)	$212,341	$303,244

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.   Summary of Significant Accounting Policies

Basis of Presentation—Argosy Gaming Company provides casino-style gaming and related entertainment to the public and, through our subsidiaries, operates riverboat casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Argosy” or the “Company,” refer to Argosy Gaming Company and all of its subsidiaries.

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

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Cash and Cash Equivalents—We consider cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment—We record property and equipment at cost. We amortize leasehold improvements over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings and shore improvements	5 to 33 years
Riverboats, barges, docks and improvements	5 to 20 years
Furniture, fixtures and equipment	3 to 10 years

Impairment of Long-Lived Assets—When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows were less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured on a location-by-location basis by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.

Deferred Finance Costs—We amortize deferred finance costs over the lives of the respective loans using the effective interest method.

Goodwill—Goodwill represents the cost of net assets acquired in excess of their fair value. In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002, all goodwill is no longer regularly amortized, but is subject to impairment testing at least annually. For all goodwill and intangible assets acquired before June 30, 2001, SFAS No. 142 was implemented on January 1, 2002. Refer to Note 8 for the impact of non-amortization of goodwill. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first test is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

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

The retail value of admissions, hotel rooms, food, beverage and other items, which were provided to customers without charge, has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

	Years Ended December 31,
	2003	2002	2001
Admissions	$9,489	$8,298	$7,574
Hotel rooms	2,802	2,455	1,554
Food, beverage and other	37,628	37,389	32,740

Advertising Costs—We expense advertising costs as incurred. Advertising expense was $15,122, $13,316 and $13,329 in 2003, 2002 and 2001, respectively.

New Accounting Standards—In November 2002, the FASB issued FASI No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation requires certain guarantees to be initially recognized and recorded at fair value and also increases disclosure requirements related to guarantees. The initial recognition provisions are applicable to guarantees issued or modified after December 31, 2002. We have adopted the disclosure requirements of FASI No. 45 as of December 31, 2002, and adopted the recognition requirements effective January 1, 2003. Such adoption did not have an impact on our consolidated balance sheets, statements of income or statements of cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to use the fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of this statement are effective for fiscal years ending after December 15, 2002, and for interim reporting periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 in the quarter ended December 31, 2002, and such adoption did not have a material effect on our consolidated balance sheets, statements of income or statements of cash flows.

We have a stock-based employee compensation plan and a stock-based director compensation plan, which are described more fully in Note 11. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation is a decrease in net income of $1,063, $557 and $389 and a decrease in basic earnings per share of $.04, $.02 and $.02 and a decrease in diluted earnings per share of $.04, $.01 and $.01 for the years ended December 31, 2003, 2002 and 2001, respectively.

2.   Property and Equipment

	December 31,
	2003	2002
Land	$53,367	$48,353
Buildings, leasehold and shore improvements	315,548	248,237
Riverboats, barges, docks and improvements	205,234	169,893
Furniture, fixtures and equipment	207,333	160,731
Construction in progress	4,973	37,166
	786,455	664,380
Less accumulated depreciation and amortization	(238,335)	(208,486)
Net property and equipment	$548,120	$455,894

In June 2003, we recorded a $6,500 pretax charge to write-down assets originally planned for expansion at our Joliet facility. Joliet’s riverboats (replaced with a barge-based two-level facility in May 2003) with a net book value of $846 are held for sale at December 31, 2003, and are included in other current assets.

3.   Intangible Assets

	As of December 31, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Weighted- average Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted- average Useful Life
Deferred licensing fees	$30,933	$(7,779)	28.0	$30,933	$(6,674)	28.0
Intangibles—trade name	4,300	(2,078)	5.0	4,300	(1,218)	5.0
Other intangibles	2,753	(2,037)	7.9	2,753	(1,643)	7.9
Totals	$37,986	$(11,894)		$37,986	$(9,535)

We recorded amortization expense of $2,359, $2,348 and $1,853 for the years ended December 31, 2003, 2002 and 2001, respectively. Future amortization expense of our existing intangible assets for the years ended December 31 is as follows:

2004	$2,311
2005	2,188
2006	1,738
2007	1,108
2008	1,108
Thereafter	17,639
Total	$26,092

4.   Other Accrued Liabilities

	December 31,
	2003	2002
Slot club liability	$5,553	$5,503
Accrued liability insurance	12,114	11,378
Interest rate swaps	3,236	—
Other	19,083	15,418
Total	$39,986	$32,299

5.   Long-Term Debt

	December 31,
	2003	2002
Senior Secured Line of Credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin (from 3.0% to 5.375% at December 31, 2003)	$42,200	$58,300
Term Loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin (3.39% at December 31, 2003)	268,125	270,875
Subordinated Notes, including unamortized premium of $6,623 at December 31, 2003, due June 1, 2009, interest payable semi-annually at 10.75%	356,623	357,517
Subordinated Notes, due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Notes Payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	3,210	4,092
	870,158	890,784
Less: current maturities	4,648	4,469
Long-term debt, less current maturities	$865,510	$886,315

We have borrowings outstanding under two separate Subordinated Notes issues totaling $556,623 (“Subordinated Notes”). Additionally, we have entered into an amended and restated Senior Secured Line of Credit of $400,000 and a Term Loan of $275,000 (together our “Credit Facility”). During 2003, we entered into the first and second amendments to our second amended and restated credit agreement dated July 31, 2001. These amendments modified certain capital expenditure limitations and financial ratios while maintaining our available line of credit and our Term Loan. The Credit Facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers. Our wholly owned operating subsidiaries fully and unconditionally guarantee the Subordinated Notes on a joint and several basis. The Subordinated Notes rank junior to all of our senior indebtedness, including borrowings under the Credit Facility.

The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.25 to 1.0. As of and for the year ended December 31, 2003, we were in compliance with these ratios. The Credit Facility is subject to scheduled reductions of 2.5% to 5.0% of the total original borrowing availability per quarter, beginning June 30, 2003. We have $8,816 and $7,536 in letters of credit outstanding at December 31, 2003 and 2002, respectively. We have no off balance sheet debt.

Interest expense for the years ended December 31, 2003, 2002 and 2001, was $75,752 (net of $3,214 capitalized), $81,305 (net of $1,065 capitalized) and $67,569 (net of $291 capitalized), respectively.

Long-term debt matures as follows:

Years Ended December 31,
2004	$4,648
2005	4,414
2006	46,332
2007	132,146
2008	130,924
Thereafter	551,694
Total	$870,158

On February 12, 2004, we refinanced a portion of our existing indebtedness. We issued an aggregate of $350,000 principal amount of new subordinated indebtedness due January 15, 2014, with interest payable semi-annually at 7.0%. The net proceeds of this issuance, together with funds from our Credit Facility, were used to repurchase $329,317 of our 10 3/4% Senior Subordinated Notes due 2009 and to pay a premium of $26,849.

6.   Derivative Financial Instruments

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (adopted in 2001), requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the balance sheet and measured at fair value. As we had no outstanding derivative financial instruments at January 1, 2001, adoption of SFAS 133 had no impact on our financial statements.

We use interest rate swap agreements from separate financial institutions to manage our interest rate risk associated with our Term Loan as required under the Credit Facility. We have entered into three interest rate swaps that have fixed the interest rate as of October 31, 2001, for a combined original notional amount of $200,000 of our variable rate Term Loan under our Credit Facility. The three separate swap agreements carry original notional amounts of $100,000, $50,000 and $50,000. For each swap agreement, we agree to receive a floating rate of interest on the notional amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%. All three swap agreements mature on September 30, 2004. Two of the three swap agreements have reductions in the notional amounts proportionally with the quarterly payments on the Term Loan beginning December 31, 2001. The total notional amounts are $197,750 at December 31, 2003.

Our present interest rate swap agreements are cash flow hedges as we agree to pay fixed rates of interest, which are hedging against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements is reported on the balance sheet in other current liabilities ($3,236 pretax at December 31, 2003) and the related change in fair value of these agreements is included in stockholders’ equity as a component of accumulated other comprehensive income ($1,942, net of taxes of $1,294 at December 31, 2003). These deferred amounts are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in income. If any of these agreements are determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements are immediately recognized in income. For the years ended December 31, 2003 and 2002, the gains (losses) on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

7.   Income Taxes

Income tax (expense) for the years ended December 31, 2003, 2002 and 2001, consists of the following:

	2003	2002	2001
Current:
Federal	$(9,076)	$(24,819)	$(26,154)
State	(3,812)	(6,109)	(4,634)
	(12,888)	(30,928)	(30,788)
Deferred:
Federal	(27,062)	(23,586)	(13,719)
State	(5,013)	(2,853)	(1,678)
	(32,075)	(26,439)	(15,397)
Income tax expense	$(44,963)	$(57,367)	$(46,185)

Income tax expense for the years ended December 31, 2003, 2002 and 2001, differs from that computed at the federal statutory corporate tax rate as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	10.6	7.3	5.2
Goodwill amortization	—	—	0.2
Minority interest in partnership income	—	—	(1.2)
Other, net	0.9	2.2	0.5
	46.5%	44.5%	39.7%

The tax effects of significant temporary differences representing deferred tax assets and (liabilities) at December 31, 2003 and 2002 are as follows:

	2003	2002
Depreciation	$(27,980)	$(18,340)
Preopening	834	1,077
Accrued insurance	4,815	2,984
Benefit of net operating loss carryforward	805	1,302
Goodwill amortization	(50,870)	(30,752)
Interest rate swaps	1,294	2,388
Other state taxes	(15,642)	(9,772)
Other, net	6,920	3,922
	(79,824)	(47,191)
Valuation allowance	—	(558)
Net deferred tax liability	$(79,824)	$(47,749)

We have received proposed assessments from the Indiana Department of Revenue (“IDR”) in connection with the examination of our Indiana income tax returns for the years 1997 through 2001. Those assessments are based on the IDR’s position that state gaming taxes which are based on gaming revenues are not deductible for Indiana income tax purposes. We have filed a formal protest of the proposed assessment with the IDR. At December 31, 2003, we have accrued other state taxes of $15,642, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the years 2002 through 2003.

The valuation allowance relates to state deferred tax assets established under SFAS 109 for Louisiana net operating loss carryforwards of approximately $10,064 and $16,300 at December 31, 2003 and 2002, respectively. These loss carryforwards, which will expire from 2012 through 2019, will be carried forward to future years for possible utilization.

8.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share—Net Income	$51,733	$71,548	$66,085
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	29,148,106	28,880,849	28,646,827
Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	192,601	478,739	590,175
Warrants	27,901	79,014	77,864
Restricted stock	12,302	—	—
Dilutive potential common shares	232,804	557,753	668,039
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	29,380,910	29,438,602	29,314,866
Basic earnings per share	$1.78	$2.48	$2.31
Diluted earnings per share	$1.76	$2.43	$2.25

At December 31, 2003, employee stock options to purchase 63,844 shares of common stock priced at a range of $21.75 to $35.18 per share and director stock options to purchase 20,500 shares of common stock priced at a range of $22.30 to $39.99 per share, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The remaining outstanding warrants were converted into shares of common stock during the second quarter 2003. At December 31, 2002, employee stock options to purchase 65,655 shares of common stock priced at $35.18 per share and director stock options to purchase 3,000 shares of common stock priced at $39.99 per share, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The effect of non-amortization of goodwill had SFAS 142 been effective at the beginning of each year is as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except share data)
Reported net income	$51,733	$71,548	$66,085
Add back: goodwill amortization (net of tax of $—, $— and $3,179)	—	—	4,575
Adjusted net income	$51,733	$71,548	$70,660
Basic net income per share:
Reported net income	$1.78	$2.48	$2.31
Goodwill amortization	—	—	0.16
Adjusted basic net income per share	$1.78	$2.48	$2.47
Diluted net income per share:
Reported net income	$1.76	$2.43	$2.25
Goodwill amortization	—	—	0.16
Adjusted diluted net income per share	$1.76	$2.43	$2.41

We paid $74,050, $79,741 and $54,477 for interest, and $5,342, $27,500 and $34,583 for income taxes in 2003, 2002 and 2001, respectively. In 2003, we purchased $149,831 in property and equipment, including $16,134 of purchases accrued at December 31, 2003. This $16,134 has been netted against our purchases of property and equipment and accounts payable in our statement of cash flows for 2003. In 2002, we purchased $59,646 in property and equipment, including $2,896 of purchases accrued at December 31, 2002. This $2,896 has been netted against our purchases of property and equipment and accounts payable in our statement of cash flows for 2002. We issued 368,313, 116,749 and 435,057 shares of additional common stock resulting from the exercise of stock options and the conversion of warrants during 2003, 2002 and 2001, respectively. During 2003 and 2002, we recorded a tax benefit of $1,711 and $1,055, respectively, from the exercise of common stock options.

10.   Leases

Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2003, are as follows:

Years Ended December 31,
2004	$1,441
2005	459
2006	363
2007	291
2008	256
Thereafter	15,894
Total	$18,704

Rent expense for the years ended December 31, 2003, 2002 and 2001, was $10,491, $11,891 and $10,014, respectively.

11.   Stock Option Plans

We adopted the Argosy Gaming Company Stock Option Plan, as amended, (“Stock Option Plan”), which provides for the grant of non-qualified stock options for up to 3,500,000 shares of common stock to our key employees. These options expire 10 years after their respective grant dates and become exercisable over specified vesting periods. The weighted-average fair value of options granted was $8.38, $12.27 and $11.61 during 2003, 2002 and 2001, respectively.

We also have adopted the Argosy Gaming Company 1993 Directors Stock Option Plan (“Directors Option Plan”), which provides for a total of 100,000 shares of common stock to be authorized and reserved for issuance. The Directors Option Plan provides for the grant of non-qualified stock options at fair market value to our non-employee directors. These options expire five years after their respective grant dates and become exercisable over a specified vesting period. The weighted-average contractual life of outstanding options at December 31, 2003, is approximately 2.79 years and the weighted-average exercise price of options outstanding is $30.54. The weighted-average fair value of options granted during 2002 was $16.68.

A summary of Stock Option activity is as follows:

	Stock Option Plan		Directors Option Plan
	Shares	Weighted- average Exercise Price Per Share	Shares	Weighted- average Exercise Price Per Share
Outstanding, December 31, 2000	1,073,610	5.91	—	—
Granted	5,089	22.62	9,000	22.30
Exercised	(435,057)	3.69	—	—
Forfeited	(33,057)	7.04	—	—
Outstanding, December 31, 2001	610,585	7.57	9,000	22.30
Granted	314,492	23.97	12,000	36.39
Exercised	(116,249)	6.31	(500)	22.30
Forfeited	(7,812)	26.44	—	—
Outstanding, December 31, 2002	801,016	14.01	20,500	30.54
Granted	306,722	19.51	—	—
Exercised	(276,873)	5.87	—	—
Forfeited	(47,406)	21.92	—	—
Outstanding, December 31, 2003	783,459	18.56	20,500	30.54

The following table summarizes information about options outstanding under the Stock Option Plan at December 31, 2003:

Range of Exercise Prices			Outstanding as of December 31, 2003	Weighted-average Remaining Contractual Life	Outstanding Weighted-average Exercise Price	Exercisable as of December 31, 2003	Exercisable Weighted-average Exercise Price
$3.13	-	$4.25	94,813	3.90	$3.27	94,813	$3.27
$7.06	-	$7.50	26,001	5.38	7.25	26,001	7.25
$16.35	-	$25.72	603,890	8.70	19.83	143,842	19.14
$35.18			58,755	8.21	35.18	21,809	35.18
			783,459	7.97	18.56	286,465	14.03

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for employee stock options. Under APB 25, we do not recognize compensation expense when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

We have adopted the disclosure only provisions of SFAS 123 “Accounting for Stock Based Compensation.”  Accordingly, no compensation expense has been recognized for either stock plan. The following table discloses our pro forma net income and diluted net income per share had the valuation methods under SFAS 123 been used for our stock option grants. The table also discloses the weighted-

average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model.

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except share data)
Net income
As reported	$51,733	$71,548	$66,085
Pro forma stock-based compensation cost, net of tax benefit	(1,063)	(557)	(389)
Pro forma	$50,670	$70,991	$65,696
Diluted net income per share
As reported	$1.76	$2.43	$2.25
Pro forma stock-based compensation cost, net of tax benefit	(0.04)	(0.01)	(0.01)
Pro forma	$1.72	$2.42	$2.24
Weighted-average assumptions
Dividend yield	0%	0%	0%
Expected stock price volatility	44.3%	49.3% - 50.9%	51.3%
Risk-free interest rate	3.22%	2.73% - 3.25%	4.75%
Expected option lives (years)	5	5 - 7	5

These pro forma amounts to reflect SFAS 123 option expense may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

12.   Employee Benefit Plan

We established a 401(k) defined-contribution plan, which covers substantially all of our full-time employees. Participants can contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. We match a portion of participants’ contributions in an amount determined annually by us. Expense recognized under the plan was approximately $2,366, $2,477 and $1,935 in 2003, 2002 and 2001, respectively.

13.   Acquisitions

Our 2003 and 2002 financial statements fully consolidate acquisitions completed in 2001. In the first quarter 2001, we purchased the 42.5% limited partnership interests in the Argosy Casino and Hotel in Lawrenceburg, Indiana (the “Lawrenceburg Casino”) for an aggregate price of $365,000 including all preferred equity interests and outstanding partner loans. As a result of these acquisitions, we own 100% of the Lawrenceburg Casino.

The purchase prices for the minority interests were determined based upon estimates of future cash flows and evaluations of the net worth of the assets acquired. The purchases were accounted for under the purchase method. Our purchase price allocation resulted in approximately $298,000 in goodwill, which was being amortized over a 40-year life. In accordance with SFAS 142, amortization of the remaining book value of goodwill ceased as of January 1, 2002, and is tested for impairment at least annually. The purchases were funded with approximately $155,000 of net proceeds from the issuance of Subordinated Notes and borrowings of approximately $210,000 under our Credit Facility.

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

14.   Fair Value of Financial Instruments

The estimated fair values of our financial instruments at December 31, 2003, are as follows:

	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$67,205	$67,205
Liabilities:
Senior Secured Line of Credit	42,200	42,200
Term Loan	268,125	269,466
Subordinated Notes (9%)	200,000	221,250
Subordinated Notes (10 3/4%)	356,623	376,688
Other long-term debt	3,210	3,210

The fair value of the Subordinated Notes and Term Loan is based on quoted market prices. We estimate the fair value of the remainder of our long-term debt approximates carrying value.

15.   Quarterly Financial Information (unaudited)

	First	Second(1)(2)	Third	Fourth
2003:
Net revenues	$236,332	$248,345	$242,938	$231,889
Income from operations(2)	45,553	32,691	49,853	44,195
Other expense, net	18,896	18,954	19,034	18,712
Net income	14,661	6,949	16,489	13,634
Basic net income per share	0.51	0.24	0.56	0.47
Diluted net income per share	0.50	0.24	0.56	0.46

	First	Second(1)	Third	Fourth
2002:
Net revenues	$241,711	$233,365	$236,500	$225,237
Income from operations	63,019	43,030	54,622	49,433
Other expense, net	20,796	20,449	20,157	19,787
Net income	24,700	11,266	19,128	16,454
Basic net income per share	0.86	0.39	0.66	0.57
Diluted net income per share	0.84	0.38	0.65	0.56

(1)          During the second quarter 2002, Illinois and Indiana enacted state legislation increasing gaming and admission tax rates. During the second quarter 2003, Illinois enacted additional legislation increasing gaming and admission tax rates.

(2)          We recorded a $6,500 million write down of assets at our Joliet facility related to assets previously held for future development. Additionally, we recorded a $5,900 million charge at our Indiana facility due to legislation enacted regarding the calculation of the 2002 Indiana gaming tax rate increase.

16.   Commitments and Contingent Liabilities

We are subject, from time to time, to various legal and regulatory proceedings in the ordinary course of business. We believe current proceedings will not have a material effect on our financial condition or the results of our operations.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Argosy Gaming Company

We have audited the accompanying consolidated balance sheets of Argosy Gaming Company as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argosy Gaming Company at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards Board Statement No. 142.

ERNST & YOUNG LLP
Chicago, Illinois
January 30, 2004, except for Note 5 as to which the date is February 12, 2004.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report, December 31, 2003, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)          Changes in internal controls:

There was no change in the Company’s internal controls during the period covered by this Report that could materially affect, or could reasonably be expected to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference from the Company’s definitive proxy statement filed March 11, 2004.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement filed March 11, 2004.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company’s definitive proxy statement filed March 11, 2004.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company’s definitive proxy statement filed March 11, 2004.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement filed March 11, 2004.

PART IV

ITEM  15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this Form 10-K.

1.                Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 27 through 44 of this Form 10-K.

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

3.                The exhibits listed on the “Index to Exhibits” on pages 47 through 51 are filed with this Form 10-K or incorporated by reference as set forth below.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Certification of Incorporation of the Company (previously filed with the Securities and Exchange Commission (“SEC”) as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

3.2

Amended and Restated By-laws of the Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

3.3

Certificate of Incorporation of Alton Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.4

By-laws of Alton Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.5

Certificate of Incorporation of Argosy of Louisiana, Inc. (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.6

By-laws of Argosy of Louisiana, Inc. (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.7

Amended and Restated Articles of Partnership In Commendam of Catfish Queen Partnership In Commendam (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.8

Certificate of Incorporation of the Indiana Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.9

By-laws of the Indiana Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.10

Certificate of Incorporation of Iowa Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.11

By-laws of Iowa Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.12

Certificate of Incorporation of Jazz Enterprises, Inc. (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.13

By-laws of Jazz Enterprises, Inc. (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.14

Certificate of Incorporation of The Missouri Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.15

By-laws of The Missouri Gaming Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated July 23, 1999 (File No. 333-83567) and incorporated herein by reference).

3.16

Certificate of Incorporation of Des Moines Gaming Company/Argosy of Iowa, Inc. (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11853) and incorporated herein by reference).

3.17

By-laws of Des Moines Gaming Company/Argosy of Iowa, Inc. (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11853) and incorporated herein by reference).

3.18

Articles of Organization of Centroplex Centre Convention Hotel, L.L.P. (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11853) and incorporated herein by reference).

3.19

Amended and Restated Agreement of Limited Partnership of Belle of Sioux City, L.P. (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).

3.20

Certificate of Incorporation of Empress Casino Joliet Corporation (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).

3.21

By-laws of Empress Casino Joliet Corporation (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).

3.22

Third Amended and Restated Agreement of Limited Partnership of Indiana Gaming Company, L.P. (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).

3.23

Agreement of Limited Partnership of Indiana Gaming II, L.P. (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).

3.24

Certificate of Incorporation of Indiana Gaming Holding Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).

3.25

By-laws of Indiana Gaming Holding Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-4 dated April 5, 2001 (File No. 333-58330) and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

4.2

Indenture dated as of July 31, 2001, by and among the Company, JP Morgan Trust Company, as Trustee, and the Subsidiary Guarantors named therein, for the Company’s 9% Senior Subordinated Notes due 2011 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).

4.3

Form of the Company’s 9% Senior Subordinated Notes due 2011 issued on July 31, 2001, in the aggregate principal amount of $200,000,000 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).

4.4

First Supplemental Indenture dated as of July 31, 2001, by and among the Company, JP Morgan Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Company’s 9% Senior Subordinated Notes due 2011 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).

4.5	Indenture dated as of February 12, 2004, by and among the Company, JP Morgan Trust Company, as Trustee, for the Company’s 7% Senior Subordinated Notes due 2014.
4.6	Form of the Company’s 7% Senior Subordinated Notes due 2014 issued on February 12, 2004, in the aggregate principal amount of $350,000,000 (included as Exhibit A to Exhibit 4.5).
4.7

Form of Securities Purchase Agreement dated May 29, 1998, between the Company and the Buyers named therein (previously filed with the SEC as an Exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock (previously filed with the SEC as an Exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.1

Stock Option Plan (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

10.2

Form of Indemnification Agreement (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

10.3

Director Option Plan (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

10.4

Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (previously filed with the SEC as an Exhibit to the Company’s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.5

Employment Agreement and Amendment between the Company and Richard J. Glasier dated as of July 9, 2002 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11853) and incorporated herein by reference).

10.6

Form of Employment Agreement between the Company and Executive Officers including Virginia M. McDowell, R. Ronald Burgess, Dale R. Black and Roger L. Archibald (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853) and incorporated herein by reference).

10.7

Second Amended and Restated Credit Agreement dated as of July 31, 2001, among the Company, Alton Gaming Company, Argosy of Iowa, Inc., Argosy of Louisiana, Inc., Belle of Sioux City, L.P., Catfish Queen Partnership In Commendam, Centroplex Centre Convention Hotel, L.L.C., Empress Casino Joliet Corporation, Indiana Gaming II, L.P., The Indiana Gaming Company, Indiana Gaming Holding Company, Indiana Gaming Company, L.P., Iowa Gaming Company, Jazz Enterprises, Inc. and The Missouri Gaming Company, as Borrowers, the Lenders named therein and Wells Fargo Bank, National Association, as Agent Bank (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated August 14, 2001 and incorporated herein by reference).

10.8

First Amendment to Second Amended and Restated Credit Agreement dated April 18, 2003 (previously filed with the SEC as an Exhibit to the Company’s Form 10-Q dated May 14, 2003 and incorporated herein by reference).

10.9

Second Amendment to Second Amended and Restated Credit Agreement dated September 26, 2003 (previously filed with the SEC as an Exhibit to the Company’s Form 10-Q dated November 12, 2003 and incorporated herein by reference).

10.10

Transfer of Ownership Agreement dated July 24, 2001, among Argosy Gaming Company, Empress Casino Joliet Corporation and the Illinois Gaming Board (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated August 14, 2001 and incorporated herein by reference).

10.11

Trust Agreement, dated July 24, 2001, between Argosy Gaming Company and LaSalle Bank National Association (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated August 14, 2001 and incorporated herein by reference).

10.12

Employment Agreement between the Company and James A. Gulbrandsen dated as of December 23, 2002 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11853) and incorporated herein by reference).

10.13

Employment Agreement between the Company and Joy Berry dated as of December 19, 2002 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11853) and incorporated herein by reference).

10.14	Employment Agreement between the Company and John Jones dated as of January 12, 2004.
21	List of Subsidiaries.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney of directors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          The following Reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 2003.

Report on Form 8-K dated October 28, 2003, filed with the Securities and Exchange Commission, furnishing the press release dated October 28, 2003, announcing the Company’s third quarter operating results for the three and nine months ended September 30, 2003.

(c)           The Exhibits filed herewith, if any, are identified on the Exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the  11th day of March 2004.

ARGOSY GAMING COMPANY
By:	/s/ Richard J. Glasier
Richard J. Glasier
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date
/s/ Richard J. Glasier	Chief Executive Officer, President	March 11, 2004
Richard J. Glasier	and Director
/s/ Dale R. Black	Senior Vice President—Chief Financial	March 11, 2004
Dale R. Black	Officer (Principal Accounting Officer)
*	Director
Edward F. Brennan
*	Director
George L. Bristol
*	Director
F. Lance Callis
*	Director
William F. Cellini
*	Director
Jimmy F. Gallagher
*	Director
James B. Perry
*	Director
John B. Pratt, Sr.
*	Director
Michael W. Scott

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
Attorney-in-Fact

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS (Parent Company only)
December 31, 2003 and 2002
(All dollar amounts in thousands, except share data)

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$3,438	$1,775
Income taxes receivable	1,015	7,944
Receivables	540	1,099
Deferred income taxes	10,666	4,906
Other current assets	3,299	2,055
Total current assets	18,958	17,779
Net property and equipment	5,957	16,060
Deferred finance costs, net	16,748	20,143
Goodwill, net	294,173	294,173
Investment in and advances to consolidated subsidiaries	887,092	819,159
Other assets	254	235
Total assets	$1,223,182	$1,167,549
Current liabilities:
Accounts payable and accrued liabilities	$15,807	$12,521
Accrued interest	9,298	9,427
Current maturities of long-term debt	3,733	3,644
Total current liabilities	28,838	25,592
Long-term debt	863,215	883,048
Deferred income taxes	27,745	6,938
Other long-term obligations	140	5,971
Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,314,542 and 28,946,229 shares issued and outstanding at December 31, 2003 and 2002, respectively	293	289
Capital in excess of par	92,551	88,686
Accumulated other comprehensive (loss)	(1,941)	(3,583)
Retained earnings	212,341	160,608
Total stockholders’ equity	303,244	246,000
Total liabilities and stockholders’ equity	$1,223,182	$1,167,549

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF INCOME (Parent Company only)
December 31, 2003, 2002 and 2001
(All dollar amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
Revenues
Management fees and other	$5,337	$5,076	$4,930
Costs and expenses
General and administrative	24,955	21,806	27,804
Loss from operations	(19,618)	(16,730)	(22,874)
Net interest expense	(34,587)	(40,036)	(45,033)
Equity in net income of consolidated subsidiaries	81,428	102,335	108,936
Income before income taxes	27,223	45,569	41,029
Income tax benefit	24,510	25,979	25,056
Net income	$51,733	$71,548	$66,085

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company only)
December 31, 2003, 2002 and 2001
(All dollar amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$51,733	$71,548	$66,085
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,436	5,527	9,772
Equity in net income of consolidated subsidiaries	(81,428)	(102,335)	(108,936)
Compensation expense recognized on issuance of stock	177	—	—
Deferred income taxes	15,664	(1,242)	7,612
Changes in operating assets and liabilities:
Other current assets	6,244	(1,742)	(2,496)
Accounts payable and accrued liabilities	(79)	2,443	10,262
Net cash used in operating activities	(1,253)	(25,801)	(17,701)
Cash flows from investing activities:
Investment in and repayments from subsidiaries	23,792	144,487	(412,970)
Goodwill acquired in purchases of minority interests in partnerships	—	—	(296,508)
Purchases of property and equipment	(2,475)	(12,522)	(3,175)
Net cash provided by (used in) investing activties	21,317	131,965	(712,653)
Cash flows from financing activities:
Proceeds (repayment) of line of credit, net	(16,100)	(103,900)	114,800
Proceeds from the issuance of long-term debt	—	—	634,000
Payments on long-term debt	(2,750)	(2,750)	(1,375)
Increase in deferred finance costs	(1,654)	—	(20,608)
Other	2,103	715	1,607
Net cash (used in) provided by financing activities	(18,401)	(105,935)	728,424
Net increase (decrease) in cash and cash equivalents	1,663	229	(1,930)
Cash and cash equivalents, beginning of year	1,775	1,546	3,476
Cash and cash equivalents, end of year	$3,438	$1,775	$1,546

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO FINANCIAL STATEMENTS (Parent Company only)
December 31, 2003, 2002 and 2001

Basis of presentation

The accompanying condensed financial information of Argosy Gaming Company (“Argosy”) includes the accounts of Argosy, and on an equity basis, the subsidiaries that it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy. Certain prior year financial information has been reclassified to conform to 2003 presentation.