Form 10-Q
period 2004-03-31
ARGOSY GAMING CO
filed 2004-05-07
CIK 895385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 29,452,265 shares of Common Stock, $.01 par value per share, as of May 4, 2004.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$71,779	$67,205
Accounts receivable, net	3,832	4,292
Income taxes receivable	2,675	1,015
Deferred income taxes	12,924	13,295
Other current assets	7,309	7,196
Total current assets	98,519	93,003

Net property and equipment	551,179	548,120
Other assets:
Deferred finance costs, net	17,513	16,748
Goodwill, net	727,470	727,470
Intangible assets, net	25,501	26,092
Other	569	439
Total other assets	771,053	770,749
Total assets	$1,420,751	$1,411,872

Current liabilities:
Accounts payable	$15,924	$26,955
Accrued payroll and related expenses	22,072	24,125
Accrued gaming and admission taxes	31,957	44,570
Other accrued liabilities	41,229	39,986
Accrued interest	5,760	9,296
Current maturities of long-term debt	3,748	4,648
Total current liabilities	120,690	149,580

Long-term debt	890,827	865,510
Deferred income taxes	99,461	93,119
Other long-term obligations	416	419

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,399,845 and 29,314,542 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	294	293
Capital in excess of par	94,146	92,551
Accumulated other comprehensive loss	(1,384)	(1,941)
Retained earnings	216,301	212,341
Total stockholders’ equity	309,357	303,244
Total liabilities and stockholders’ equity	$1,420,751	$1,411,872

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Casino	$266,007	$240,857
Admissions	5,360	3,005
Food, beverage and other	26,460	24,760
	297,827	268,622
Less promotional allowances	(33,738)	(32,290)
Net revenues	264,089	236,332

Costs and expenses:
Gaming and admission taxes	91,578	79,857
Casino	32,574	34,146
Selling, general and administrative	44,176	35,789
Food, beverage and other	18,601	17,798
Other operating expenses	9,863	10,506
Depreciation and amortization	14,225	12,683
	211,017	190,779
Income from operations	53,072	45,553

Other income (expense):
Interest income	21	51
Interest expense	(18,051)	(18,947)
Expense on early retirement of debt	(25,277)	—
	(43,307)	(18,896)

Income before income taxes	9,765	26,657

Income tax expense	(5,805)	(11,996)

Net income	$3,960	$14,661

Basic income per share	$0.13	$0.51

Diluted income per share	$0.13	$0.50

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,960	$14,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,635	12,092
Amortization	1,871	1,577
(Gain) loss on sale of fixed assets	(87)	48
Compensation expense recognized on issuance of stock	50	24
Loss on early retirement of debt	25,277	—
Deferred income taxes	6,963	5,023
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable and other current assets	(1,443)	6,663
Accounts payable and other current liabilities	(13,397)	(8,277)
Net cash provided by operating activities	36,829	31,811

Cash flows from investing activities:
Purchases of property and equipment	(30,740)	(32,834)
Other	465	92
Net cash used in investing activities	(30,275)	(32,742)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	350,000	—
Payments on long-term debt	(330,236)	(886)
Redemption payments on early retirement of debt	(26,850)	—
Increase in deferred finance costs	(6,700)	—
Proceeds from line of credit, net	10,900	3,400
Proceeds from stock option exercises	925	—
Other	(19)	—
Net cash (used in) provided by financing activities	(1,980)	2,514
Net change in cash and cash equivalents	4,574	1,583
Cash and cash equivalents, beginning of period	67,205	59,720
Cash and cash equivalents, end of period	$71,779	$61,303

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2003	29,314,542	$293	$92,551	$(1,941)	$212,341	$303,244
Exercise of stock options and restricted stock award, including tax benefit	85,303	1	1,545			1,546
Restricted stock compensation expense			50			50
Comprehensive income:
Other comprehensive income - interest rate swaps				557		557
Net income for the three months ended March 31, 2004					3,960	3,960
Comprehensive income						4,517

Balance, March 31, 2004	29,399,845	$294	$94,146	$(1,384)	$216,301	$309,357

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

1.             Basis of Presentation

Argosy Gaming Company provides casino-style gaming and related entertainment to the public and, through its subsidiaries, operates casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa.  Except where otherwise noted, the words “we”, “us”, “our” and similar terms, as well as “Argosy” or the “Company”, refer to Argosy Gaming Company and all of its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2003, included in our Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods indicated.

2.             Long-Term Debt

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
	(unaudited)
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR or prime plus a margin	$53,100	$42,200
Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	267,438	268,125
Subordinated notes, including unamortized premium of $377 at March 31, 2004, due June 1, 2009, interest payable semi-annually at 10.75%	21,051	356,623
Subordinated notes, due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Subordinated notes, due September 2014, interest payable semi-annually at 7.0%	350,000	—
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	2,986	3,210
	894,575	870,158
Less: current maturities	3,748	4,648
Long-term debt, less current maturities	$890,827	$865,510

At March 31, 2004, the line of credit allows for borrowings up to $345,000 and is subject to reductions on a quarterly basis.  Our line of credit and Term Loan (the “Credit Facility”) is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers.  Substantially all of our subsidiaries fully and unconditionally guarantee our 9% Subordinated Notes on a joint and several basis. The subordinated notes rank junior to all of our senior indebtedness, including borrowings under the Credit Facility.

In February 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Subordinated Notes due 2014, together with funds from our Credit Facility. These funds were used to repurchase $329.3 million, approximately 94%, of our 10.75% Subordinated Notes due 2009. Related to this refinancing, we paid approximately $26.9 million in premiums.  All of our remaining outstanding 10.75% Subordinated Notes due 2009 will be redeemed in full on June 1, 2004 (“redemption date”) at a redemption price of 105.375% plus accrued interest from the most recent interest payment date through the redemption date.

The subordinated notes and the Credit Facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants.   In addition, the credit facility requires us to maintain certain financial ratios which, as of March 31, 2004, are as follows: (1) Total Funded

Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of March 31, 2004, we are in compliance with these ratios.  At March 31, 2004, based upon these financial ratios, additional availability under the Credit Facility was $116,932.

3.             Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  We have a stock-based employee compensation plan and a stock-based director compensation plan.  As we continue to follow APB 25 for stock options granted to employees and directors, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table discloses our pro forma net income and diluted net income per share had we applied the fair value recognition provisions of FAS 123.

	For the three months ended March 31,
(in thousands, except share data)	2004	2003

Net income
As reported	$3,960	$14,661
Pro forma stock-based compensation cost, net of tax benefit	(247)	(211)
Pro forma	$3,713	$14,450

Diluted net income per share
As reported	$0.13	$0.50
Pro forma stock-based compensation cost, net of tax benefit	(0.01)	(0.01)
Pro forma	$0.12	$0.49

These pro forma amounts to reflect FAS 123 option expense may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

4.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share - Net income	$3,960	$14,661

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	29,345,773	28,946,229

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	202,832	251,849
Restricted stock	13,202	1,306
Dilutive potential common shares	216,034	253,155
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,561,807	29,199,384
Basic earnings per share	$0.13	$0.51
Diluted earnings per share	$0.13	$0.50

For the three months ended March 31, 2004, employee options to purchase 58,755 shares of common stock priced at $35.18 per share and director options to purchase 12,000 shares of common stock priced at a range from $35.18 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

For the three months ended March 31, 2003, employee options to purchase 409,773 shares of common stock priced at a range from $18.00 - $35.18 per share and director options to purchase 20,500 shares of common stock priced at a range from $22.30 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

In February 2003, we issued 25,000 shares of restricted common stock to a new employee of which 50% vested in February 2004 and the remaining 50% vest in February 2005.  Compensation expense of $409 is being amortized over the vesting period. In April 2004, we issued 637,239 shares of non-qualified stock options to certain key employees and 40,000 shares of non-qualified stock options to our non-employee directors under the Argosy Gaming Company Stock Option Plan and the Argosy Gaming Company Directors Option Plan, respectively.

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

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Report includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our business outlook, plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “will,” “would,” “could,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this document.  Such risks, uncertainties and other important factors include, but are not limited to: (i) increased competition and general economic conditions in our markets, including the legalization of gaming in states adjacent to our operations; (ii) changes in, or failure to comply with, laws or regulations (including increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices), joint venture relations or decision of courts, regulators, accounting standards and governmental bodies; (iii) construction factors relating to our expansion projects, including delays, zoning issues, environmental restrictions, weather or other hazards, site access matters and building permit issues; (iv) the timing of the transition to cashless slots at our properties; (v) the ability to effectively implement operational changes at our properties; (vi) the effect of economic, credit and capital market conditions on the economy in general, and on gaming companies in particular; (vii) the effect of future legislation or regulatory changes on our operations (including legalization of gaming in new jurisdictions); (viii) our dependence on our Lawrenceburg, Indiana casino; (ix) our substantial leverage; and (x) other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

In 2004 and 2003, we invested capital to enhance our product offering and expand our capacity in our products. We opened our approximately $105 million casino facility in Riverside on December 11, 2003 and have seen a significant increase in revenues. Net revenues for the three months ended March 31, 2004 for Riverside increased $14.6 million, or 62.3% compared to the three months ended March 31, 2003. In May 2003, we opened an approximately $43 million barge-based facility in Joliet.  In spite of this investment, Joliet net revenues decreased 3.6% for three months ended March 31, 2004 over the three months ended March 31, 2003 due to the increase in gaming taxes in the state of Illinois and the subsequent operating measures taken by the Company as described below. In February 2003, we completed an approximately $6 million renovation in Sioux City which helped lead to an increase in their net revenues of 12.3% for three months ended March 31, 2004 over the three months ended March 31, 2003.

Year over year results are impacted by the enactment of higher gaming and admission tax rates in Illinois effective July 1, 2003.  Our consolidated effective gaming and admission tax rates (as a percent of net revenues) for the three months ended March 31, 2004 and 2003 were 34.7% and 33.8%, respectively. For the three months ended March 31, 2004, our income from operations increased 16.5%, or $7.5 million, and our operating margins improved from 19.3% to 20.1% as compared to the three months ended March 31, 2003.  These increases were the result of increased revenues at all of our facilities except our Illinois locations.  For example, Riverside net revenues increased 62.3% as we opened our new expanded casino in December 2003 and our Lawrenceburg casino’s net revenues increased 14.8%.  Our Illinois facilities’ net revenues were lower due to implementation of reduced hours of operation of both casinos and restaurants, changes in product mix, significant revisions to certain marketing programs and Joliet implementing an admission fee to minimize the impact of increased gaming and admission tax rates in Illinois.  Our operating expenses increased due primarily to higher state gaming and admission taxes due to increased revenues and rate increases in Illinois.

We also continue to invest in coinless or “TITO” slot machines, which, when implemented, are more convenient to our customers and result in operational efficiencies. As of March 31, 2004, approximately 85% of our total slot machines are TITO-capable and approximately 60% of our total slot machines are TITO-operational.  We believe that going forward the convenience and efficiency of TITO machines will have a positive impact on our casino revenues as well as on operating expenses.  Pending final regulatory approvals, we expect to be substantially TITO operational in 2004.

In February 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Senior Subordinated Notes (“7% Notes”) due 2014, together with funds from our Credit Facility.  These funds were used to repurchase  $329.3 million, approximately 94%, of our 10¾% Senior Subordinated Notes (“10¾% Notes”) due 2009.  We have called the remaining $20.7 million of 10¾% Notes and will retire them on June 1, 2004. Associated with this refinancing, we incurred a pretax charge in the first quarter of 2004 of $25.3 million for costs associated with the early redemption of our 10¾% Notes. We will incur approximately $1.1 million in premiums related to calling the remaining 10¾% Notes.

Legislative uncertainties present challenges and risks to our ongoing operations.  For example, casino gaming is currently prohibited or restricted in several states adjacent to Indiana, Iowa and Missouri, and residents of those states comprise a significant portion of the patrons at our Lawrenceburg, Sioux City and Riverside casinos.  Legislation has been proposed in various states that would permit certain types of casino-style gaming. If this legislation were approved in states adjacent to our properties, it would result in increased competition with respect to significant portions of our target markets.  Furthermore, the large number of state and local governments with significant current or projected budget deficits make it more likely that those governments that permit gaming will seek to fund such deficits with new or increased gaming taxes.  To address these legislative risks, we must regularly adjust our business strategies and adapt our casino operations.

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

	Three months ended March 31,
(in thousands)	2004	2003
	(unaudited)	(unaudited)
CASINO REVENUES
Alton Belle Casino	$27,186	$29,387
Argosy Casino - Riverside	38,238	24,458
Argosy Casino - Baton Rouge	21,695	20,059
Argosy Casino - Sioux City	11,686	10,389
Argosy Casino - Lawrenceburg	112,002	97,061
Empress Casino Joliet	55,200	59,503
Total	$266,007	$240,857

NET REVENUES
Alton Belle Casino	$26,044	$28,225
Argosy Casino - Riverside	37,930	23,364
Argosy Casino - Baton Rouge	22,351	20,835
Argosy Casino - Sioux City	11,346	10,100
Argosy Casino - Lawrenceburg	112,933	98,338
Empress Casino Joliet	53,485	55,470
Total	$264,089	$236,332

RECONCILIATION OF INCOME FROM OPERATIONS TO EBITDA (1)

	Three months ended March 31, 2004
(In Thousands)	Income (loss) from operations	Depreciation and amortization expense	EBITDA (1)
Alton Belle Casino	$3,158	$1,552	$4,710
Argosy Casino - Riverside	9,384	2,461	11,845
Argosy Casino - Baton Rouge	2,625	2,266	4,891
Argosy Casino - Sioux City	2,419	1,123	3,542
Argosy Casino - Lawrenceburg	33,116	3,412	36,528
Empress Casino Joliet	10,355	2,800	13,155
Corporate (2)	(7,985)	611	(7,374)
Total	$53,072	$14,225	$67,297

	Three months ended March 31, 2003
Alton Belle Casino	$6,714	$1,771	$8,485
Argosy Casino - Riverside	3,994	1,445	5,439
Argosy Casino - Baton Rouge	1,789	2,062	3,851
Argosy Casino - Sioux City	1,759	1,046	2,805
Argosy Casino - Lawrenceburg	26,066	3,237	29,303
Empress Casino Joliet	10,708	2,610	13,318
Corporate (2)	(5,477)	512	(4,965)
Total	$45,553	$12,683	$58,236

(1)   “EBITDA” is defined as earnings before interest (including expense on early retirement of debt), taxes, depreciation and amortization.  EBITDA is presented solely as a supplemental disclosure because management believes it is 1) a widely used measure of operating performance in the gaming industry, 2) a principal basis for valuation of gaming companies and 3) is used as a basis for determining compliance with our credit facility.  Management uses property-level EBITDA (EBITDA before corporate expense) and EBITDA margin (EBITDA as a percent of net revenues) as the primary measures of our properties’ performance, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to GAAP-based financial measures such as operating income, an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA.  We believe the performance of our operating units is more appropriately measured before these expenses, since the allocation of our capital is decided by corporate management and is subject to the approval of the board of directors.  In addition, we manage cash and finance our operations at the consolidated level and we file a consolidated income tax return.  We do not consider EBITDA in isolation.  Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.  For a further discussion of such limitations, see our additional disclosures in this report under the heading “Non-GAAP Financial Measures.”

(2)   Because we do not include corporate expense in our computation, property-level EBITDA does not reflect all the costs of operating the properties as if each were a stand-alone business unit.  Corporate expense includes significant expenses necessary to manage a multiple casino operation, certain of which, such as corporate executive compensation, development, public company reporting, treasury, legal and tax expenses, would also be required of a typical stand-alone casino property.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenues

Net revenues increased $27.8 million, or 11.7%, to $264.1 million.  Casino revenues generated the majority of this improvement, increasing $25.1 million, or 10.4% to $266.0 million.  Admissions revenues increased $2.4 million to $5.4 million and Food, Beverage and Other (FB&O) revenue increased $1.7 million to $26.5 million. Offsetting these revenue increases was an increase in promotional allowances of $1.4 million.

Lawrenceburg casino revenues increased $14.9 million, or 15.4%, to $112.0 million from $97.1 million and admission revenues increased $0.3 million due to an increase in admissions of 11.2% and win/admission of 4%.  In addition, revisions to our marketing programs have increased revenues.  Lawrenceburg’s promotional allowances increased $1.4 million across all lines of complimentary programs due to changes in marketing programs and overall increases in casino revenues. Riverside’s casino revenues increased $13.7 million, or 56.3% to $38.2 million from $24.5 million due to our renovation of the property that opened in December 2003 which included a 53% increase in gaming capacity, renovation of the pavilion and increased food and beverage facilities.  Riverside’s admissions increased 48% and win/admission increased 6%.  Riverside’s FB&O revenue increased $2.1 million to $4.1 million due to our new restaurants, the increase in admissions with the opening of our new casino and limited food service during the first quarter 2003 due to renovations in our buffet.  With this increase in revenues and patrons, Riverside’s promotional allowances increased $1.5 million (ratably less than our revenue increase), primarily in our complimentary food program.  Baton Rouge casino revenues increased $1.6 million, or 8.2%, to $21.7 million from $20.1 million.  Sioux City casino revenues increased $1.3 million, or 12.5%, to $11.7 million from $10.4 million as Sioux City underwent renovations in the first quarter 2003, which has positively impacted their results.

Joliet casino revenues decreased $4.3 million, or 7.2%, to $55.2 million from $59.5 million. Joliet’s casino revenues decreased since our implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003.  As Joliet is now charging an admission fee, admission revenues for Joliet were $2.0 million compared to no admission revenues for the three months ended March 31, 2003.  In addition, this has led to a change in our promotional allowances as, in total, Joliet’s allowances decreased $1.7 million, consisting of decreases in our marketing and food programs of $3.1 million and an increase in complimentary admissions of $1.6 million.  We had no complimentary admissions for the three months ended March 31, 2003, as we did not charge admission. Alton’s casino revenues decreased $2.2 million, or 7.5%, to $27.2 million compared to $29.4 million as increased competitive pressures and the implementation of reduced hours commencing in August 2003 in response to Illinois tax legislation have negatively impacted our results.

Operating Expenses

Gaming and admission taxes increased $11.7 million to $91.6 million from $79.9 million.  An increase in the Illinois tax rates effective July 1, 2003 and the full year impact of these rates increased our annual effective tax rates at both our Illinois casinos.  Although casino revenues at our Joliet and Alton casinos were down $4.3 million and $2.2 million, respectively, gaming and admission taxes increased a combined $2.6 million at these properties due to the increased tax rates in Illinois.  The remaining portion of this increase is due to increased gaming and admission taxes of $4.9 million at our

Lawrenceburg casino due to increased casino revenues and $3.5 million at our Riverside casino due to increased casino revenues and admissions corresponding with the opening of our new expanded casino in December 2003.

Joliet’s casino expenses have decreased $1.4 million due to reduced payroll and other casino operating expenses associated with our operating changes as discussed above.  This reduction along with the positive impact from continued implementation of TITO and improved facility layouts account for our overall casino expense decrease of $1.5 million to $32.6 million even though we had a 10.4% increase in consolidated casino revenues.  Selling, general and administrative expenses increased $8.4 million to $44.2 million. The factors contributing to this increase are primarily a $2.1 million increase in costs at Riverside associated with our expanded casino operation, a $2.8 million increase at Lawrenceburg ($1.6 million in city development fees corresponding to the increase in revenues), with the remaining increase spread throughout our other properties and the corporate office.

FB&O expenses have increased $0.8 million as Riverside’s expenses have increased $1.5 million due to our expanded restaurant operations and the increase in patrons with our expanded overall facility.  This increase is offset by a $1.0 million decrease in Joliet due to operational changes implemented in August 2003.  Other operating expenses have decreased $0.6 million to $9.9 million due primarily to a reduction at Joliet of $0.8 million associated with our operational changes. Depreciation and amortization increased $1.5 million to $14.2 million due primarily to depreciation on project capital placed in service during 2003 at our Riverside, Joliet and Sioux City facilities and accelerated depreciation on planned asset retirements.

Other expenses

Interest expense decreased $0.8 million to $18.1 million, which is primarily attributable to the refinancing, in February 2004, of our 10¾% Notes with new 7% Notes due 2014.  We also had capitalized interest of $0.8 million related to our casino construction projects for the three months ended March 31, 2003 compared to no capitalized interest for the three months ended March 31, 2004 as these assets were placed in service during 2003. Associated with this debt refinancing, we incurred $25.3 million in net premiums and fees for the three months ended March 31, 2004.

Income taxes

Income tax expense decreased $6.2 million to $5.8 million as pre-tax earnings declined primarily due to the expense incurred related to the early retirement of our 10¾% Notes.  Our overall effective tax rate is higher for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to recording a tax benefit related to this debt refinancing at a rate lower than our overall effective tax rate.  Our effective tax rate would have been the same in both years had this debt refinancing not occurred.

Competition

Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  One competitor plans to open a $75 million hotel expansion and facility renovation mid-to-late 2004.  In addition, two companies have applied to put new casinos in the St. Louis market. Our Riverside Casino faces competition from three barge-based casinos in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market.  Our Joliet casino faces competition from eight other riverboat casino operators in the Chicago area in addition to four casinos in Indiana, which allowed dockside gaming beginning in 2002.

There could be further unanticipated competition in any market in which we operate as a result of legislative changes or other events.  For instance, several states have discussed adopting or expanding gaming in various forms, which could cause increased competition in our markets.  We expect each market, in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the three months ended March 31, 2004, we generated cash flows from operating activities of $36.8 million compared to $31.8 million for the three months ended March 31, 2003.  This increase is due to an overall increase in our operating performance.

In the three months ended March 31, 2004, we used cash flows for investing activities of $30.3 million compared to $32.7 million for the three months ended March 31, 2003.  During the three months ended March 31, 2004, our investing activities included purchases of property and equipment of $30.7 million ($20.6 million for residual payments on the Riverside construction project (including $13.6 million on our payable at December 31, 2003) with the remaining for maintenance capital), compared to $32.8 million in property and equipment purchases for the three months ended March 31, 2003 ($23.9 million for construction projects at our Riverside, Joliet and Sioux City facilities with the remaining for maintenance capital).

During the three months ended March 31, 2004, we used cash flows of $2.0 million for financing activities compared to providing $2.5 million for the three months ended March 31, 2003.  For the three months ended March 31, 2004, we used $356.2 million related to the repurchase of our 10¾% Notes offset by cash provided of $350 million on our new 7% Notes.  Additionally, for the three months ended March 31, 2004, we used $6.7 million for deferred finance fees related to the 7% Notes. For the three months ended March 31, 2004 and 2003, we borrowed $10.9 million and $3.4 million, respectively, on our line of credit.

In February 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Notes due 2014, together with funds from our Credit Facility.  These funds were used to repurchase $329.3 million, approximately 94%, of our 10¾% Notes due 2009.  Related to this refinancing, we paid approximately $26.9 million in premiums.  We have called the remaining $20.7 million of 10¾% Notes and will retire them on June 1, 2004 with a call premium of approximately $1.1 million.  Funding of this debt purchase, call premium and accrued interest will be from funds available under our Credit Facility.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agreed to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of March 31, 2004, the notional principal amounts were $197.8 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recorded, as of March 31, 2004, the fair value of these interest rate swap agreements in the consolidated balance sheet in other current obligations ($2.3 million pretax) and the related change in fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($1.4 million, net of a current deferred tax asset of $0.9 million).

Our Subordinated Notes due in 2011 and 2014 and the Credit Facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the Credit Facility requires us to maintain certain financial ratios as of March 31, 2004, as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of March 31, 2004, we are in compliance with these ratios.

During May 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  The repurchases can be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  As of April 30, 2004, we have made no stock repurchases under this program.

We continue to make capital investments at our existing properties for expansion and product enhancement.  In the twelve months ended March 31, 2004, we completed major expansion projects at our Riverside and Joliet properties. Our approximately $105 million Riverside casino opened in December 2003 and our new approximately $43 million barge-based casino in Joliet was completed and opened in May 2003.  For the remainder of 2004, we expect to spend approximately $40-$45 million, including final payments for the new casino in Riverside, maintenance capital expenditures (including the continuing implementation of our coinless TITO slot product) and the renovation and transfer of the Riverside boat to Sioux City. We expect to fund these expenditures from internally generated cash and availability under our credit facility.

Given our significant cash generation capabilities, we seek investment opportunities at our existing properties, including but not limited to additional capital investments at our Riverside and Lawrenceburg properties, or into new assets. Should we decide to make additional investments at our existing properties or acquire new assets, we may amend our existing Credit Facility or issue additional debt or equity securities.  At March 31, 2004, we had approximately $71.8 million of cash and cash equivalents; $320.5 million was outstanding on our senior secured credit facility ($53.1 million on our revolving credit facility and $267.4 million on our term loan) and $571.1 million of Subordinated Notes (due in June 2009, September 2011 and January 2014), including $0.4 million of unamortized premium.  As of March 31, 2004, we had outstanding letters of credit of $8.8 million and additional availability under the credit facility was approximately $116.9 million.  We have no off-balance sheet debt.

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

Our long-term debt, as of March 31, 2004 matures as follows:

One year and less	$3,748
1 - 3 years	59,186
4 - 5 years	259,655
After 5 years	571,986
Total	$894,575

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

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at March 31, 2004, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At March 31, 2004, we have approximately $551 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

We have received proposed assessments from the Indiana Department of Revenue (“IDR”) in connection with our Indiana income tax returns for the years 1997 through 2001.  Those assessments are based on the IDR’s position that state gaming taxes are based on gaming revenues and are not deductible for Indiana income tax purposes.  We have filed a formal protest of the proposed assessment with the IDR.  Additionally, another company and the IDR have litigated this matter in Indiana Tax Court during 2001.  During April 2004, the court issued an opinion in this case finding for the IDR. Plaintiffs have announced their intent to appeal this decision.  At March 31, 2004, we have accrued approximately $17.3 million, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the period January 1, 2002 through March 31, 2004.  For the three months ended March 31, 2004, we expensed $1.7 million related to this issue.  We continue to review the facts and circumstances leading to our determination of the probability the IDR will prevail in their proposed assessments.  Should our evaluation of the IDR prevailing in their proposed and pending assessments change, we could be required to record additional expense for penalties that could be assessed by the IDR.

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

As an analytical tool, property-level EBITDA is subject to similar limitations as EBITDA. In addition, because we do not include corporate expense in our computation, property-level EBITDA does not reflect all the costs of operating the properties as if each were a stand-alone business unit. Corporate expense includes significant expenses necessary to manage a multiple casino operation, certain of which, such as corporate executive compensation, development, public company reporting, treasury, legal and tax expenses, would also be required of a typical stand alone casino property.

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

As of the end of the period covered by this Report, March 31, 2004, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2.    Changes in Securities and Use of Proceeds –

(a)           On January 30, 2004, we commenced an offer to purchase our $350.0 million aggregate principal amount of 10¾% Senior Subordinated Notes due 2009, and, in conjunction therewith, we solicited consents that permitted us to eliminate the subsidiary guarantee provisions, substantially all of the restrictive covenants and certain of the event of default provisions under the indenture governing the 10¾% Notes.  In February 2004, we repurchased $329.3 million, or approximately 94%, of our 10¾% Notes and amended the indenture to implement the terms of the consent solicitation.  We have called for redemption all remaining outstanding 10¾% Notes on the earliest optional redemption date, June 1, 2004, pursuant to the terms and conditions of the indenture.

(b)           None.

(c)           None.

(d)           None.

(e)           On May 6, 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  The repurchases may be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  During the quarter ended March 31, 2004, we did not make any stock repurchases under the program.

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

(b)           Reports on Form 8-K

Report on Form 8-K dated February 3, 2004, filed with the Securities and Exchange Commission, furnishing the press release dated February 3, 2004, announcing the Company’s fourth quarter operating results for the three months and year ended December 31, 2003.

Report on Form 8-K dated February 3, 2004, filed with the Securities and Exchange Commission, furnishing the press release dated February 3, 2004, announcing $350 million private placement of the Company’s Senior Subordinated Notes.

Report on Form 8-K dated February 3, 2004, filed with the Securities and Exchange Commission, furnishing certain financial information regarding the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, including the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date: May 7, 2004	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer