Form 10-Q
period 2004-06-30
ARGOSY GAMING CO
filed 2004-08-05
CIK 895385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 29,474,783 shares of Common Stock, $.01 par value per share, as of August 2, 2004.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$69,754	$67,205
Accounts receivable, net	4,136	4,292
Income taxes receivable	—	1,015
Deferred income taxes	12,377	13,295
Other current assets	6,860	7,196
Total current assets	93,127	93,003

Net property and equipment	551,611	548,120
Other assets:
Deferred finance costs, net	16,562	16,748
Goodwill, net	727,470	727,470
Intangible assets, net	24,917	26,092
Other	3,157	439
Total other assets	772,106	770,749
Total assets	$1,416,844	$1,411,872

Current liabilities:
Accounts payable	$11,861	$26,955
Accrued payroll and related expenses	25,540	24,125
Accrued gaming and admission taxes	17,693	14,486
Other accrued liabilities	56,946	70,070
Accrued interest	15,400	9,296
Income taxes payable	5,411	—
Current maturities of long-term debt	3,713	4,648
Total current liabilities	136,564	149,580

Long-term debt	843,396	865,510
Deferred income taxes	105,803	93,119
Other long-term obligations	711	419

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,474,783 and 29,314,542 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	295	293
Capital in excess of par	95,754	92,551
Accumulated other comprehensive loss	(563)	(1,941)
Retained earnings	234,884	212,341
Total stockholders’ equity	330,370	303,244
Total liabilities and stockholders’ equity	$1,416,844	$1,411,872

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Casino	$258,213	$252,153	$524,220	$493,010
Admissions	5,351	3,162	10,711	6,167
Food, beverage and other	25,958	24,993	52,418	49,753
	289,522	280,308	587,349	548,930
Less promotional allowances	(34,958)	(31,963)	(68,696)	(64,253)
Net revenues	254,564	248,345	518,653	484,677

Costs and expenses:
Gaming and admission taxes	90,013	95,466	181,591	175,323
Casino	31,179	33,228	63,753	67,374
Selling, general and administrative	37,925	39,481	82,101	75,270
Food, beverage and other	18,721	17,761	37,322	35,559
Other operating expenses	9,735	10,379	19,598	20,885
Depreciation and amortization	14,848	12,839	29,073	25,522
Write-down of assets	—	6,500	—	6,500
	202,421	215,654	413,438	406,433
Income from operations	52,143	32,691	105,215	78,244

Other income (expense):
Interest income	18	35	39	86
Interest expense	(16,594)	(18,989)	(34,645)	(37,936)
Expense on early retirement of debt	(763)	—	(26,040)	—
	(17,339)	(18,954)	(60,646)	(37,850)

Income before income taxes	34,804	13,737	44,569	40,394

Income tax expense	(16,221)	(6,788)	(22,026)	(18,784)
Net income	$18,583	$6,949	$22,543	$21,610

Basic income per share	$0.63	$0.24	$0.77	$0.75

Diluted income per share	$0.63	$0.24	$0.76	$0.74

Weighted average shares outstanding:

Basic	29,442,736	29,106,597	29,394,255	29,026,856

Diluted	29,666,772	29,320,197	29,629,305	29,277,700

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Six Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$22,543	$21,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,899	24,342
Amortization	3,811	3,213
(Gain) loss on sale of fixed assets	(286)	244
Compensation expense recognized on issuance of stock	101	74
Loss on early retirement of debt	26,040	—
Write-down of assets	—	6,500
Deferred income taxes	14,098	8,270
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable and other current assets	(1,211)	8,324
Accounts payable and other current liabilities	4,391	12,048
Net cash provided by operating activities	97,386	84,625

Cash flows from investing activities:
Purchases of property and equipment	(45,971)	(67,693)
Other	983	227
Net cash used in investing activities	(44,988)	(67,466)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	350,000	—
Payments on long-term debt	(351,826)	(1,809)
Redemption premium on early retirement of debt	(27,961)	—
Increase in deferred finance costs	(7,115)	(1,310)
Repayments of line of credit, net	(14,600)	(11,800)
Proceeds from stock option exercises	1,690	1,481
Other	(37)	—
Net cash used in financing activities	(49,849)	(13,438)
Net change in cash and cash equivalents	2,549	3,721
Cash and cash equivalents, beginning of period	67,205	59,720
Cash and cash equivalents, end of period	$69,754	$63,441

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2003	29,314,542	$293	$92,551	$(1,941)	$212,341	$303,244
Exercise of stock options and restricted stock award, including tax benefit	160,241	2	3,102			3,104
Restricted stock compensation expense			101			101
Comprehensive income:
Other comprehensive income - interest rate swaps				1,378		1,378
Net income for the six months ended June 30, 2004					22,543	22,543
Comprehensive income						23,921

Balance, June 30, 2004	29,474,783	$295	$95,754	$(563)	$234,884	$330,370

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

2.              Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(unaudited)
Senior secured line of credit, expires July 31, 2006, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$27,600	$42,200
Term loan, matures July 31, 2008, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	266,750	268,125
Subordinated notes, due June 1, 2009, interest payable semi-annually at 10.75%	—	356,623
Subordinated notes, due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Subordinated notes, due January 2014, interest payable semi-annually at 7.0%	350,000	—
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	2,759	3,210
	847,109	870,158
Less: current maturities	3,713	4,648
Long-term debt, less current maturities	$843,396	$865,510

At June 30, 2004, the line of credit allows for borrowings up to $330,000 and is subject to reductions on a quarterly basis.  Our line of credit and Term Loan (the “Credit Facility”) is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers.  Substantially all of our subsidiaries fully and unconditionally guarantee our 9% Subordinated Notes on a joint and several basis.  Our subordinated notes rank junior to all of our senior indebtedness, including borrowings under the Credit Facility.

In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350,000 in new 7% Subordinated Notes due 2014, together with funds from our Credit Facility. These funds were used to repurchase the $350,000 10.75% Subordinated Notes due 2009. Related to this refinancing, we paid approximately $26,040 in net premiums and fees.

The Subordinated Notes and the Credit Facility contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of June 30, 2004, are as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of June 30, 2004, we are in compliance with these ratios.  At June 30, 2004, based upon these financial ratios, additional availability under the Credit Facility was $227,982.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share data)	2004	2003	2004	2003

Net income
As reported	$18,583	$6,949	$22,543	$21,610
Pro forma stock-based compensation cost, net of tax benefit	(243)	(265)	(490)	(476)
Pro forma	$18,340	$6,684	$22,053	$21,134

Diluted net income per share
As reported	$0.63	$0.24	$0.76	$0.74
Pro forma stock-based compensation cost, net of tax benefit	(0.01)	(0.01)	(0.02)	(0.02)
Pro forma	$0.62	$0.23	$0.74	$0.72

These pro forma amounts to reflect FAS 123 option expense may not be representative of future disclosures because, under FAS 123, the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

In February 2003, we issued 25,000 shares of restricted common stock to a new employee of which 50% vested in February 2004 and the remaining 50% vest in February 2005.  Compensation expense of $409 is being amortized over the vesting period. In April 2004, we issued 638,571 shares of non-qualified stock options to certain key employees and 40,000 shares of non-qualified stock options to our non-employee directors under the Argosy Gaming Company Stock Option Plan and the Argosy Gaming Company Directors Option Plan, respectively.

4.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Numerator for basic and diluted earnings per share - Net income	$18,583	$6,949	$22,543	$21,610

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	29,442,736	29,106,597	29,394,255	29,026,856

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	215,195	205,130	226,518	245,557
Restricted stock	8,841	8,470	8,532	5,287
Dilutive potential common shares	224,036	213,600	235,050	250,844
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,666,772	29,320,197	29,629,305	29,277,700

Basic earnings per share	$0.63	$0.24	$0.77	$0.75

Diluted earnings per share	$0.63	$0.24	$0.76	$0.74

For the three months ended June 30, 2004, employee options to purchase 636,237 shares of common stock priced at $37.71 per share and director options to purchase 43,000 shares of common stock priced at a range from $37.71 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

For the six months ended June 30, 2004, employee options to purchase 693,145 shares of common stock priced at a range of $35.18 - $37.71 per share and director options to purchase 52,000 shares of common stock priced at a range from $35.15 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this document.  Such risks, uncertainties and other important factors include, but are not limited to: (i) increased competition and general economic conditions in our markets, including the legalization of gaming in states adjacent to our operations; (ii) changes in, or failure to comply with, laws or regulations (including increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices), joint venture relations or decisions of courts, regulators, accounting standards and governmental bodies; (iii) construction factors relating to our expansion projects, including delays, zoning issues, environmental restrictions, weather or other hazards, site access matters and building permit issues; (iv) the ability to effectively implement operational changes at our properties; (v) the effect of economic, credit, and capital market conditions on the economy in general, and on gaming companies in particular; (vi) the effect of future legislation or regulatory changes on our operations (including legalization of gaming in new jurisdictions); (vii) our dependence on our Lawrenceburg, Indiana casino; (viii) our substantial leverage; and (ix) other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

In 2003, we invested capital to enhance our product offering and expand our capacity in our products. We opened our approximately $105 million casino facility in Riverside on December 11, 2003 and have seen a significant increase in revenues. Net revenues for the six months ended June 30, 2004 for Riverside increased $27.7 million, or 60.3% compared to the six months ended June 30, 2003. In May 2003, we opened an approximately $43 million barge-based facility in Joliet.  In spite of this investment, Joliet net revenues decreased 9.1% for the six months ended June 30, 2004 over the six months ended June 30, 2003 due to the increase in gaming taxes in the state of Illinois and the subsequent operating measures taken by the Company as described below. In February 2003, we completed an approximately $6 million renovation in Sioux City which helped lead to an increase in their net revenues of 8.8% for the six months ended June 30, 2004 over the six months ended June 30, 2003.

During June 2004, our Lawrenceburg casino amended its development agreement with the City of Lawrenceburg, Indiana effective January 1, 2004.  This amendment allows for a reduction of up to $5 million annually in fees paid to the City of Lawrenceburg.  For the year ended December 31, 2004, we estimate receiving the full $5 million reduction, and therefore, we have recorded a $2.5 million reduction in selling, general and administrative expense for the three months ended June 30, 2004.

Year over year results are impacted by the enactment of higher gaming and admission tax rates in Illinois effective July 1, 2003.  Included in gaming and admission tax expense for the three months ended June 30, 2003 is a $5.9 million charge at Lawrenceburg due to new legislation in June 2003 relating to the 2002 gaming tax increase and additional expense of $6.2 million combined at our Illinois casinos for this increase in gaming and admission tax rates in Illinois.  These items brought the effective gaming and admission tax rate for the six months ended June 30, 2003 to 36.2%. Exclusive of these 2003 items, our consolidated effective gaming and admission tax rates (as a percent of net revenues) for the six months ended June 30, 2004 and 2003 were 35.0% and 33.7%, respectively. For the six months ended June 30, 2004, our income from operations increased 34.5%, or $27.0 million, and our operating margins improved from 21.4% to 25.9%, as compared to the six months ended June 30, 2003.  These increases were the result of increased revenues at all of our facilities except our Illinois locations.  For example, Riverside net revenues increased 60.3% as we opened our new expanded casino in December 2003 and our Lawrenceburg casino’s net revenues increased 9.2%.  Our Illinois facilities’ net revenues were lower due to implementation of reduced hours of operation at both casinos and restaurants, changes in product mix, significant revisions to marketing programs and Joliet implementing an admission fee to minimize the impact of increased gaming and admission tax rates in Illinois.  Our operating expenses increased due primarily to higher state gaming and admission taxes due to increased revenues and rate increases in Illinois.

We also continue to invest in coinless or “TITO” slot machines, which, when implemented, are more convenient to our customers and result in operational efficiencies. As of June 30, 2004, approximately 90% of our total slot machines are TITO-operational and we expect to be essentially 100% TITO operational by year-end 2004.  We believe that going forward the convenience and efficiency of TITO machines will have a positive impact on both our casino revenues and our operating expenses.

In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Senior Subordinated Notes (“7% Notes”) due 2014, together with funds from our Credit Facility.  These funds were used to repurchase the $350 million 10¾% Senior Subordinated Notes (“10¾% Notes”) due 2009.  Associated with this refinancing, we incurred a pretax charge for the six months ended June 30, 2004 of $26.0 million for net premiums and fees associated with the early redemption of our 10¾% Notes.

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

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASINO REVENUES
Alton Belle Casino	$25,901	$29,199	$53,087	$58,586
Argosy Casino - Riverside	36,963	23,658	75,201	48,116
Argosy Casino - Baton Rouge	20,939	20,430	42,634	40,489
Argosy Casino - Sioux City	11,397	10,780	23,083	21,169
Argosy Casino - Lawrenceburg	107,671	103,136	219,673	200,197
Empress Casino Joliet	55,342	64,950	110,542	124,453
Total	$258,213	$252,153	$524,220	$493,010

NET REVENUES
Alton Belle Casino	$24,590	$27,910	$50,634	$56,135
Argosy Casino - Riverside	35,826	22,650	73,756	46,014
Argosy Casino - Baton Rouge	21,505	20,967	43,856	41,802
Argosy Casino - Sioux City	11,035	10,475	22,381	20,575
Argosy Casino - Lawrenceburg	108,049	104,085	220,982	202,423
Empress Casino Joliet	53,559	62,258	107,044	117,728
Total	$254,564	$248,345	$518,653	$484,677

INCOME (LOSS) FROM OPERATIONS
Alton Belle Casino	$2,426	$2,619	$5,584	$9,333
Argosy Casino - Riverside	8,121	3,408	17,505	7,402
Argosy Casino - Baton Rouge	2,805	1,200	5,430	2,989
Argosy Casino - Sioux City	2,793	1,831	5,212	3,590
Argosy Casino - Lawrenceburg	33,722	24,365	66,838	50,431
Empress Casino Joliet	9,058	5,510	19,413	16,218
Corporate	(6,782)	(6,242)	(14,767)	(11,719)
Total	$52,143	$32,691	$105,215	$78,244

RECONCILIATION OF NET INCOME TO EBITDA (1) (2)

(In thousands, unaudited)

	For the three months ended June 30,
	2004		2003
Net income (3)		$18,583		$6,949
Income tax expense		16,221		6,788
Interest expense, net		16,576		18,954

Depreciation and amortization expense:
Alton Belle Casino	$1,608		$1,640
Argosy Casino - Riverside	2,588		1,373
Argosy Casino - Baton Rouge	2,239		2,170
Argosy Casino - Sioux City	597		1,141
Argosy Casino - Lawrenceburg	3,583		3,257
Empress Casino Joliet	3,587		2,723
Corporate	646		535
Depreciation and amortization expense	14,848	14,848	12,839	12,839

EBITDA (1) (2):
Alton Belle Casino	4,034		4,259
Argosy Casino - Riverside	10,709		4,781
Argosy Casino - Baton Rouge	5,044		3,370
Argosy Casino - Sioux City	3,390		2,972
Argosy Casino - Lawrenceburg	37,305		27,622
Empress Casino Joliet	12,645		8,233
Corporate	(6,899)		(5,707)
EBITDA (1) (2)	$66,228	$66,228	$45,530	$45,530

	For the six months ended June 30,
	2004		2003
Net income (3)		$22,543		$21,610
Income tax expense		22,026		18,784
Interest expense, net		34,606		37,850

Depreciation and amortization expense:
Alton Belle Casino	$3,160		$3,411
Argosy Casino - Riverside	5,049		2,818
Argosy Casino - Baton Rouge	4,505		4,232
Argosy Casino - Sioux City	1,720		2,187
Argosy Casino - Lawrenceburg	6,995		6,494
Empress Casino Joliet	6,387		5,333
Corporate	1,257		1,047
Depreciation and amortization expense	29,073	29,073	25,522	25,522

EBITDA (1) (2):
Alton Belle Casino	8,744		12,744
Argosy Casino - Riverside	22,554		10,220
Argosy Casino - Baton Rouge	9,935		7,221
Argosy Casino - Sioux City	6,932		5,777
Argosy Casino - Lawrenceburg	73,833		56,925
Empress Casino Joliet	25,800		21,551
Corporate	(39,550)		(10,672)
EBITDA (1) (2)	$108,248	$108,248	$103,766	$103,766

(1)          “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.  EBITDA is presented solely as a supplemental disclosure because management believes it is 1) a widely used measure of operating performance in the gaming industry, 2) a principal basis for valuation of gaming companies and 3) is used as a basis for determining compliance with our credit facility.  Management uses property-level EBITDA (EBITDA before corporate expense) and EBITDA margin (EBITDA as a percent of net revenues) as the primary measures of our properties’ performance, including the evaluation of operating personnel.  EBITDA should not be construed as an alternative to GAAP-based financial measures such as operating income, an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA.  We believe the performance of our operating units is more appropriately measured before these expenses, since the allocation of our capital is decided by corporate management and is subject to the approval of the board of directors.  In addition, we manage cash and finance our operations at the consolidated level and we file a consolidated income tax return.  We do not consider EBITDA in isolation.  Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.  For a further discussion of such limitations, see our additional disclosures in this report under the heading “Non-GAAP Financial Measures.”

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

(3)          Net income includes $763 and $26,040 of expense on early retirement of debt for the three months and six months ended June 30, 2004, respectively.

Six months ended June 30, 2004, compared to six months ended June 30, 2003

A discussion of each of our properties operating results:

Lawrenceburg – Net revenues increased $18.6 million primarily due to an increase in casino revenues of $19.5 million, or 9.7%, to $219.7 million.  This increase resulted from increases in admissions and win per admission of 5% each, the implementation of 24-hour gaming and revisions to our marketing programs. Additionally, promotional allowances increased $2.1 million across all lines of complimentary programs due to changes in marketing programs and overall increases in casino revenues.  Operating expenses increased $2.1 million to $154.1 million from $152.0 million.  Included in the six months ended June 30, 2003 was a charge of $5.9 million in gaming and admission taxes due to new legislation in June 2003 relating to the 2002 gaming tax increase.  Excluding this charge, gaming and admission taxes increased $6.9 million due to our increased revenue.  Selling, general and administrative (“SG&A”) expense increased $0.8 million due primarily to a combined $1.0 million increase in promotions and payroll offset by a net decrease in city development fees of $0.3 million.  This decrease in city development fees is due to an amendment to the development agreement with the City of Lawrenceburg that reduces our annual fee paid to the City of Lawrenceburg.  Our fee for the six months ended June 30, 2004 was reduced by $2.5 million.  Excluding this fee reduction, our city development fees increased $2.2 million due to increased revenues.

Riverside – Net revenues increased $27.7 million as casino revenues increased $27.1 million, or 56.3%, to $75.2 million due to the opening of our renovated casino property in December 2003, which included a 53% increase in gaming capacity, renovation of the pavilion and increased food and beverage facilities.  Admissions increased 47% and win per admission increased 6%.  Food, beverage and other (“FB&O”) revenue increased $4.5 million to $9.0 million due to our new restaurants, the increase in admissions with the opening of our new casino and limited food service during the first six months of 2003 due to renovations in our buffet.  With this increase in revenues and patrons, our promotional allowances increased $3.8 million (ratably less than our revenue increase), primarily in our complimentary food program.

Operating expenses increased $17.6 million in the following areas:  gaming and admission taxes increased $7.1 million corresponding with our increase in revenues and admissions with the opening of our new casino in December 2003, SG&A expense and casino expense increased $3.7 million and $1.6 million, respectively, with our expanded casino operations, FB&O expense increased $3.0 million due to our expanded restaurant operations and the increase in patrons with our expanded overall facility and depreciation and amortization expense increased $2.2 million due to the project capital placed in service with the opening of our new casino in December 2003.

Joliet – Net revenues decreased $10.7 million due primarily to a decrease in casino revenues of $13.9 million, or 11.2%, to $110.5 million due to the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003.  Admission revenues were $4.1 million in 2004 compared with no admission revenues in 2003 due to the commencement of an admission fee in August 2003.  Additionally, FB&O revenues decreased $2.6 million due to the reduced admissions and promotional allowances decreased $1.7 million, consisting primarily of decreases in our marketing and food programs of $4.5 million and an increase in complimentary admissions of $3.4 million.

Operating expenses decreased $13.9 million consisting primarily of: a $6.5 million write-down of assets for the six months ended June 30, 2003 and casino expense and other operating expense decreasing $2.6 million and $1.3 million, respectively, following the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates.  Additionally, FB&O expense decreased $1.7 million corresponding to our decrease in revenues and gaming and admission taxes decreased $1.8 million, not ratably with the decrease in casino revenues due to the increased tax rates in Illinois.

Alton – Net revenues decreased $5.5 million as casino revenues decreased $5.5 million, or 9.4%, to $53.1 million due to competitive pressures in the St. Louis market and the implementation of reduced hours commencing in August 2003 in response to the Illinois tax legislation.  Operating expenses decreased $1.4 million due to gaming and admission taxes decreasing $1.1 million, not ratably with the decrease in casino revenues due to the increased tax rates in Illinois, and a reduction in casino expense of $1.1 million due to the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates.

Baton Rouge – Net revenues increased $2.1 million as casino revenues increased $2.1 million, or 5.3%, to $42.6 million due primarily to an increase in win per admission. Operating expenses increased $0.4 million primarily due to an increase in gaming and admission taxes of $0.4 million corresponding with the increase in casino revenues.

Sioux City – Net revenues increased $1.8 million due to an increase in casino revenues of $1.9 million, or 9.0%, to $23.1 million due to the positive impact of property renovations completed in the first quarter 2003.   Operating expenses increased $0.2 million as gaming and admissions taxes increased $0.7 million corresponding to the increase in casino revenues offset by a decrease in depreciation and amortization of $0.5 million as our current riverboat was depreciated to its’ salvage value for eventual replacement by our Riverside riverboat.  Depreciation expense in future periods will increase as we anticipate placing this boat in service during the third quarter 2004.

Corporate – Operating expenses increased $2.7 million due in part to changes in incentive compensation plans and year over year expansion of our corporate MIS and Development groups.

Other overall company costs were as follows:

Other Income (Expense) – Net interest expense decreased $3.3 million to $34.6 million, which is primarily attributable to the refinancing, in February and June 2004, of our 10¾ % Notes with new 7% Notes due 2014.  We also had capitalized interest of $1.6 million related to our casino construction projects for the six months ended June 30, 2003 compared to minimal capitalized interest for the six months ended June 30, 2004, as these assets were placed in service during 2003. Associated with this debt refinancing, we incurred $26.0 million in net premiums and fees for the six months ended June 30, 2004.

Income Tax Expense – Income tax expense increased $3.2 million to $22.0 million as pretax earnings increased primarily due to increased earnings at our Riverside and Lawrenceburg properties offset by expenses related to the early retirement of our 10¾% Notes. Our overall effective tax rate is higher for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to recording a tax benefit related to this debt refinancing at a rate lower than our overall effective tax rate. Our effective tax rate would have been the same in both years had this debt refinancing not occurred.

Three months ended June 30, 2004, compared to three months ended June 30, 2003

A discussion of each of our properties operating results:

Lawrenceburg – Net revenues increased $4.0 million, primarily due to an increase in casino revenues of $4.5 million, or 4.4%, to $107.7 million as win per admission increased 5% and admissions decreased 1%. Promotional allowances decreased $0.7 million across all lines of complimentary programs due to changes in marketing programs. Operating expenses decreased $5.4 million to $74.3 million from $79.7 million principally because the three months ended June 30, 2003 included a $5.9 million charge due to new legislation in June 2003 amending the calculation of the 2002 gaming tax increase in Indiana. Excluding this charge, gaming and admissions taxes increased $2.0 million due to our increase in casino revenues offset by a decrease in SG&A expense of $2.0 million as the three months ended June 30, 2004 reflects a net decrease in city development fees of $1.9 million. This decrease in city development fees includes a $2.5 million reduction in fees due to an amendment to the development agreement with the City of Lawrenceburg that reduces our annual fee paid to the City of Lawrenceburg.

Riverside – Net revenues increased $13.2 million as casino revenues increased $13.3 million, or 56.2%, to $37.0 million due to the opening of our renovated casino property in December 2003 which included a 53% increase in gaming capacity, renovation of the pavilion and increased food and beverage facilities.  Admissions increased 46% and win per admission increased 7%.  FB&O revenue increased $2.2 million to $4.4 million due to our new restaurants, the increase in admissions with the opening of our new casino and limited food service during the second quarter 2003 due to renovations in our buffet. With this increase in revenues and patrons, our promotional allowances increased $2.3 million, primarily in our complimentary food program.

Operating expenses increased $8.5 million in the following areas: an increase in gaming and admission taxes of $3.5 million corresponding with our increase in revenues and admissions with the opening of our new casino in December 2003, SG&A expense and casino expense increased $1.6 million and $0.6 million, respectively, with our expanded casino operations, FB&O expense increased $1.5 million due to our expanded restaurant operations and the increase in patrons with our expanded overall facility and depreciation and amortization expense increased $1.2 million due to the project capital placed in service with the opening of our new casino in December 2003.

Joliet – Net revenues decreased $8.7 million as casino revenues decreased $9.6 million, or 14.8%, to $55.3 million.  With the opening of our new barge-based casino in May 2003, we experienced increased revenues prior to the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in

August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003.  Admission revenues were $2.1 million in 2004 compared with no admission revenues in 2003 due to the commencement of an admission fee in August 2003.  FB&O revenues decreased $1.2 million due to the reduced admissions and promotional allowances remained constant due primarily to decreases in our marketing and food programs of $1.5 million and an increase in complimentary admissions of $1.8 million.

Operating expenses decreased $12.2 million due primarily to the three months ended June 30, 2003 including a $6.5 million write-down of barge platforms under construction for our expansion project initially planned that we have since decided not to further develop as a result of the increased gaming and admission taxes enacted by the state of Illinois.  Additionally, gaming and admission taxes decreased $3.1 million due to our reduced casino revenues and that the three months ended June 30, 2003 included a charge to increase our expense due to increased gaming and admission tax rates effective July 1, 2003.  Casino expense and other operating expense decreased $1.0 million and $0.6 million, respectively, due to the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates and FB&O expense decreased $0.8 million corresponding to our decrease in revenues.

Alton – Net revenues and casino revenues each decreased $3.3 million due to increased competitive pressures in the St. Louis market and the implementation of reduced hours commencing in August 2003 in response to the Illinois tax legislation.  Operating expenses decreased $3.2 million due to decreased gaming and admission taxes of $2.4 million due to our reduced casino revenues and that the three months ended June 30, 2003 included a charge to increase our expense due to increased gaming and admission tax rates effective July 1, 2003.  In addition, casino expense decreased $0.7 million due to the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates.

Baton Rouge – Net revenues increased $0.5 million as casino revenues increased $0.5 million, or 2.5%, to $20.9 million due primarily to an increase in win per admission.  Operating expenses decreased $1.1 million primarily due to reductions in payroll costs.

Sioux City – Net revenues increased $0.6 million consisting of an increase in casino revenues of $0.6 million, or 5.7%, to $11.4 million due primarily to the continued positive impact of property renovations completed in the first quarter 2003.   Operating expenses decreased $0.4 million as depreciation and amortization expense decreased $0.5 million as the current boat is fully depreciated to its’ estimated salvage value (to be sold and replaced with the Riverside riverboat) offset by an increase in gaming and admissions taxes of $0.3 million corresponding to the increase in casino revenues.  Depreciation expense in future periods will increase as we anticipate placing this boat in service during the third quarter 2004.

Corporate – Operating expenses increased $0.6 million primarily in increases in SG&A expense of $0.4 million spread throughout various corporate departments.

Other overall company costs were as follows:

Other Income (Expense) – Net interest expense decreased $2.4 million to $16.6 million, which is primarily attributable to the refinancing, in February and June 2004, of our 10¾ % Notes with new 7% Notes due 2014.  We also had capitalized interest of $0.8 million related to our casino construction projects for the three months ended June 30, 2003 compared to minimal capitalized interest for the three months ended June 30, 2004 as these assets were placed in service during 2003.  Associated with this debt refinancing, we incurred $0.7 million in net premiums and fees for the three months ended June 30, 2004.

Income Tax Expense – Income tax expense increased $9.4 million to $16.2 million as pretax earnings increased due to increased operating income (increased earnings at all of our locations except our Illinois properties for the three months ended June 30, 2004, the three months ended June 30, 2003 includes the $6.5 million Joliet write-down, the $5.9 million Lawrenceburg charge for gaming and admission taxes and increased gaming and admission taxes in Joliet and Alton discussed previously) and reduced interest expense.

Competition

Our Alton Casino faces competition from four other riverboat casino operators in the St. Louis area.  One competitor plans to open a $75 million hotel expansion and facility renovation mid-to-late 2004.  In addition, two companies have applied to put new casinos in the St. Louis market. Our Riverside Casino faces competition from three barge-based casinos in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market.  The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market.  Our Joliet casino faces competition from seven other riverboat casino operators in the Chicago metropolitan area, including four casinos in Indiana, which allowed dockside gaming beginning in 2002.

There could be further unanticipated competition in any market in which we operate as a result of legislative changes or other events.  For instance, several states have discussed adopting or expanding gaming in various forms, which could cause increased competition in our markets.  We expect each market, in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the six months ended June 30, 2004, we generated cash flows from operating activities of $97.4 million compared to $84.6 million for the six months ended June 30, 2003. This increase is due to an overall increase in our operating performance.

In the six months ended June 30, 2004, we used cash flows for investing activities of $45.0 million compared to $67.5 million for the six months ended June 30, 2003.  During the six months ended June 30, 2004, our investing activities included purchases of property and equipment of $46.0 million ($24.4 million for residual payments on the Riverside construction project (including $13.6 million on our payable at December 31, 2003), $0.9 million on renovating our Riverside riverboat to be placed in Sioux City with the remaining for maintenance capital), compared to $67.7 million in property and equipment purchases for the six months ended June 30, 2003 ($51.7 million for construction projects at our Riverside, Joliet and Sioux City facilities with the remaining for maintenance capital).

During the six months ended June 30, 2004, we used cash flows of $49.9 million for financing activities compared to using $13.4 million for the six months ended June 30, 2003.  For the six months ended June 30, 2004, we used $378.0 million related to the repurchase of our 10¾% Notes offset by cash provided through the issuance of $350 million of our new 7% Notes.  Additionally, for the six months ended June 30, 2004, we used $7.1 million for deferred finance fees related to the 7% Notes. For the six months ended June 30, 2004 and 2003, we used $14.6 million and $11.8 million, respectively, for repayments on our line of credit.

In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Notes due 2014, together with funds from our Credit Facility.  These funds were used to repurchase the $350 million 10¾% Notes due 2009. Related to this refinancing, we paid approximately $28.0 million in premiums.  Funding of this debt purchase, call premium and accrued interest was from funds available under our Credit Facility.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements expiring on September 30, 2004.  For each swap agreement, we agreed to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.  As of June 30, 2004, the notional principal amounts were $197.5 million.  These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recorded, as of June 30, 2004, the fair value of these interest rate swap agreements in the consolidated balance sheet in other current obligations ($0.9 million pretax) and the related fair value of these agreements is deferred in stockholders’ equity as a component of accumulated other comprehensive income ($0.5 million, net of a current deferred tax asset of $0.4 million).

Our Subordinated Notes due in 2011 and 2014 and the Credit Facility contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of June 30, 2004 are as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.25 to 1.0; (2) Senior Leverage Ratio of a maximum of 2.50 to 1.0; and (3) Fixed Charge Ratio of a minimum of 1.50 to 1.0.  As of June 30, 2004, we are in compliance with these ratios.  We are renegotiating a new Senior Credit Facility and anticipate finalizing this transaction during the third quarter 2004.

During May 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  The repurchases can be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  As of the filing date of this report, we have made no stock repurchases under this program.

Under our subordinated notes indentures, our ability to make dividends and other distributions on our common stock and make investments outside of the Company and its restricted subsidiaries is generally limited to 50% of our consolidated net income since July 1, 1999.  In addition, we are restricted from incurring additional indebtedness, which, after giving effect of the additional indebtedness, would cause our Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense for the most recent four fiscal quarters on a pro forma basis) to be less than 2.0 to 1.  None of these covenants currently places any material limitations on our anticipated future operating plans.

We continue to make capital investments at our existing properties for expansion and product enhancement.  In December 2003, we opened our new approximately $105 million Riverside casino.  For the remainder of 2004, we expect to spend approximately $50-$60 million, including commencement on an expansion project at Riverside for a new 1,400-space parking garage (estimated to be completed in the third quarter 2005), maintenance capital expenditures (including the continuing implementation of our coinless TITO slot product) and the renovation and transfer of the Riverside boat to Sioux City. The new garage at our Riverside property is part of a $75 million expansion project that also includes a new 250-room hotel. We expect to fund these expenditures from internally generated cash and availability under our Credit Facility.

Given our significant cash generation capabilities, we seek investment opportunities at our existing properties, including but not limited to additional capital investments at our Riverside and Lawrenceburg properties, or into new assets. Should we decide to make additional investments at our existing properties or acquire new assets, we may amend our existing Credit Facility or issue additional debt or equity securities.  At June 30, 2004, we had approximately $69.8 million of cash and cash equivalents; $294.4 million was outstanding on our Senior Secured Credit Facility ($27.6 million on our revolving Credit Facility and $266.8 million on our term loan) and $550.0 million of Subordinated Notes (due in September 2011 and January 2014).  As of June 30, 2004, we had outstanding letters of credit of $8.8 million and additional availability under the Credit Facility was approximately $228.0 million.  We have no off-balance sheet debt.

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

Because we have no direct operations and no significant assets other than ownership of stock in our subsidiaries, we are dependent on our subsidiaries for payments of dividends and other distributions to generate the funds necessary to meet our cash needs.  Although there are currently no restrictions on the flow of funds between us and our subsidiaries, should our subsidiaries be unable to remit dividends or other payments, our ability to meet our financial obligations may be impaired.

Our long-term debt, as of June 30, 2004 matures as follows (in thousands):

One year and less	$3,713
1 - 3 years	33,489
4 - 5 years	258,979
After 5 years	550,928
Total	$847,109

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

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at June 30, 2004, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At June 30, 2004, we have approximately $552 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals – Our insurance policies for employee health, workers’ compensation and general patron liability have significant deductible levels on an individual claim basis.  We accrue a liability for known workers’ compensation and general patron liability based upon claims reserves established by the third party administrator processing our claims.  Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors.  Our employee health insurance accrual is based on our historical claims experience rate including an estimated lag factor.  These accruals involve complex estimates and could be significantly affected should current or future claims vary from historical levels.  Management reviews our insurance accruals for adequacy at the end of each reporting period.

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

We have received proposed assessments from the Indiana Department of Revenue (“IDR”) in connection with our Indiana income tax returns for the years 1997 through 2002.  Those assessments are based on the IDR’s position that state gaming taxes are based on gaming revenues and are not deductible for Indiana income tax purposes.  We have filed a formal protest of the proposed assessment with the IDR.  Additionally, another company and the IDR have litigated this matter in Indiana Tax Court during 2001.  During April 2004, the court issued an opinion in this case finding for the IDR. Plaintiffs are in process of appealing this decision.  At June 30, 2004, we have accrued approximately $19.1 million, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the period January 1, 2003 through June 30, 2004.  For the six months ended June 30, 2004, we expensed $3.5 million related to this issue.  We continue to review the facts and circumstances leading to our determination of the probability the IDR will prevail in their proposed assessments.  Should our evaluation of the IDR prevailing in their proposed and pending assessments change, we could be required to record additional expense for penalties that could be assessed by the IDR.

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

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Our compensation plans base incentive compensation payments in part on EBITDA performance measured against targets, and we use it to establish our budgets and analyze our operations as compared to our budgets. In addition, our Credit Facility and our indentures use measures similar to EBITDA (with additional adjustments) to measure our compliance with covenants such as interest coverage and debt incurrence. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies in the gaming industry, the vast majority of which present EBITDA when reporting their results.

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

As of the end of the period covered by this Report, June 30, 2004, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2.             Changes in Securities and Use of Proceeds –

(a)                                  None.

(b)                                 None.

(c)                                  On April 29, 2004, in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder, we issued (i) to employees 638,571 options to purchase shares of our common stock priced at $37.71 per share and (ii) to non-employee directors 40,000 options to purchase shares of our common stock priced at $37.71 per share. Employees and directors that received options to purchase our common stock may exercise such options in accordance with the terms of our stock-based employee compensation plan and our stock-based director compensation plan, respectively.  The underlying shares of common stock issuable upon the exercise of such options have been registered under Form S-8 filed with the Securities and Exchange Commission on March 11, 1994.

(d)                                 None.

(e)                                  On May 6, 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  The repurchases may be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  During the quarter ended June 30, 2004, we did not make any stock repurchases under the program.  The stock repurchase program has no expiration date.

Item 3.             Defaults Upon Senior Securities – None

Item 4.             Submission of Matters to a Vote of Security Holders –

The Company’s annual meeting of stockholders was held on April 29, 2004.  At the meeting, the stockholders voted on matters as follows:

Election of Board of Directors –

	Votes For	Votes Against	Withheld
F. Lance Callis	27,134,900	0	651,184
John B. Pratt, Sr.	24,983,973	0	2,802,111
Edward F. Brennan	24,811,261	0	2,974,823

Item 5.             Other Information – None

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Report on Form 8-K dated April 27, 2004, filed with the Securities and Exchange Commission, furnishing the press release dated April 27, 2004, announcing the Company’s first quarter 2004 operating results for the three months ended March 31, 2004.

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date: August 5, 2004	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer