Form 10-Q
period 2004-09-30
ARGOSY GAMING CO
filed 2004-10-29
CIK 895385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11853

ARGOSY GAMING COMPANY

 (Exact name of Registrant as Specified in its Charter)

State of Incorporation: Delaware	I.R.S. Employer Identification No.: 37-1304247

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 29,491,749 shares of Common Stock, $.01 par value per share, as of October 27, 2004.

Item 1.  Financial Statements

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$63,829	$67,205
Accounts receivable, net	3,693	4,292
Income taxes receivable	—	1,015
Deferred income taxes	12,001	13,295
Other current assets	10,665	7,196
Total current assets	90,188	93,003

Net property and equipment	548,684	548,120
Other assets:
Deferred finance costs, net	20,230	16,748
Goodwill, net	727,470	727,470
Intangible assets, net	24,338	26,092
Other	4,652	439
Total other assets	776,690	770,749
Total assets	$1,415,562	$1,411,872
Current liabilities:
Accounts payable	$14,579	$26,955
Accrued payroll and related expenses	24,323	24,125
Accrued gaming and admission taxes	20,117	14,486
Other accrued liabilities	69,439	70,070
Accrued interest	6,594	9,296
Income taxes payable	9,762	—
Current maturities of long-term debt	2,526	4,648
Total current liabilities	147,340	149,580

Long-term debt	802,751	865,510
Deferred income taxes	112,145	93,119
Other long-term obligations	1,211	419

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,479,267 and 29,314,542 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	295	293
Capital in excess of par	95,796	92,551
Accumulated other comprehensive loss	—	(1,941)
Retained earnings	256,024	212,341
Total stockholders’ equity	352,115	303,244
Total liabilities and stockholders’ equity	$1,415,562	$1,411,872

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Casino	$271,204	$245,928	$795,424	$738,938
Admissions	5,829	4,594	16,540	10,761
Food, beverage and other	26,828	24,270	79,246	74,023
	303,861	274,792	891,210	823,722
Less promotional allowances	(37,373)	(31,854)	(106,069)	(96,107)
Net revenues	266,488	242,938	785,141	727,615

Costs and expenses:
Gaming and admission taxes	95,442	82,125	277,033	257,448
Casino	30,660	32,499	94,413	99,873
Selling, general and administrative	42,153	37,412	124,254	112,682
Food, beverage and other	19,304	17,394	56,626	52,953
Other operating expenses	10,449	10,420	30,047	31,305
Depreciation and amortization	16,504	13,235	45,577	38,757
Gain on sale of asset held for sale	(3,155)	—	(3,155)	—
Write-down of assets	—	—	—	6,500
	211,357	193,085	624,795	599,518
Income from operations	55,131	49,853	160,346	128,097

Other income (expense):
Interest income	65	20	104	106
Interest expense	(15,680)	(19,054)	(50,325)	(56,990)
Expense on early retirement of debt	—	—	(26,040)	—
	(15,615)	(19,034)	(76,261)	(56,884)

Income before income taxes	39,516	30,819	84,085	71,213
Income tax expense	(18,376)	(14,330)	(40,402)	(33,114)
Net income	$21,140	$16,489	$43,683	$38,099
Basic income per share	$0.72	$0.56	$1.48	$1.31
Diluted income per share	$0.71	$0.56	$1.47	$1.30
Weighted average shares outstanding:
Basic	29,475,631	29,230,951	29,421,578	29,095,635
Diluted	29,658,326	29,428,042	29,634,103	29,339,888

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$43,683	$38,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,823	36,987
Amortization	5,249	4,864
(Gain) loss on sale of property and equipment	(3,299)	204
Compensation expense recognized on issuance of stock	27	126
Loss on early retirement of debt	26,040	—
Write-down of assets	—	6,500
Deferred income taxes	20,471	15,235
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable and other current assets	(3,626)	6,801
Accounts payable and other current liabilities	15,105	22,797
Net cash provided by operating activities	147,473	131,613

Cash flows from investing activities:
Purchases of property and equipment	(59,955)	(95,838)
Proceeds from assets held for sale	3,610	—
Other	827	226
Net cash used in investing activities	(55,518)	(95,612)

Cash flows from financing activities:
Repayments on credit facility, net	(57,575)	(39,162)
Proceeds from issuance of senior subordinated notes	350,000	—
Payments on senior subordinated notes, including early redemption premium	(377,961)	—
Increase in deferred finance costs	(11,642)	(1,310)
Proceeds from stock option exercises	1,775	1,798
Other	72	(646)
Net cash used in financing activities	(95,331)	(39,320)
Net change in cash and cash equivalents	(3,376)	(3,319)
Cash and cash equivalents, beginning of period	67,205	59,720
Cash and cash equivalents, end of period	$63,829	$56,401

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2003	29,314,542	$293	$92,551	$(1,941)	$212,341	$303,244
Exercise of stock options and restricted stock award, including tax benefit	164,725	2	3,218			3,220
Restricted stock compensation expense			27			27
Comprehensive income:
Other comprehensive income - interest rate swaps				1,941		1,941
Net income for the nine months ended September 30, 2004					43,683	43,683
Comprehensive income						45,624

Balance, September 30, 2004	29,479,267	$295	$95,796	$—	$256,024	$352,115

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in Thousands, Except Share and Per Share Data)

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

2.     Long-Term Debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Senior Secured Credit Facility:
Senior secured line of credit, expires September 30, 2009, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$77,750	$42,200
Term loan, matures June 30, 2011, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	175,000	268,125
	252,750	310,325
Subordinated Notes:
Due June 1, 2009, interest payable semi-annually at 10.75%	—	356,623
Due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Due January 2014, interest payable semi-annually at 7.0%	350,000	—
	550,000	556,623
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	2,527	3,210
Total Long-Term Debt	805,277	870,158
Less: current maturities	2,526	4,648
Long-term debt, less current maturities	$802,751	$865,510

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (“the Credit Facility”) with a revolving line of credit for up to $500,000 and a Term Loan of $175,000 maintaining our total facility of $675,000. Our Credit Facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers.  Substantially all of our subsidiaries fully and unconditionally guarantee our 9% Subordinated Notes on a joint and several basis.  All of our subordinated notes rank junior to all of our senior indebtedness, including borrowings under the Credit Facility.

In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350,000 in new 7% Subordinated Notes due 2014, together with funds from our Credit Facility. These funds were used to repurchase the $350,000 10.75% Subordinated Notes due 2009. Related to this refinancing, we paid $26,040 in net premiums and fees.

The subordinated notes contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other customary debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of September 30, 2004, are as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio of a maximum of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0.  As of September 30, 2004, we are in compliance with these ratios.  At September 30, 2004, based upon these financial ratios, additional availability under the Credit Facility was approximately $412,400.

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

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited, in thousands, except share data)	2004	2003	2004	2003
Net income
As reported	$21,140	$16,489	$43,683	$38,099
Pro forma stock-based compensation, net of tax benefit	(243)	(296)	(732)	(772)
Pro forma	$20,897	$16,193	$42,951	$37,327

Diluted net income per share
As reported	$0.71	$0.56	$1.47	$1.30
Pro forma stock-based compensation, net of tax benefit	(0.01)	(0.01)	(0.02)	(0.03)
Pro forma	$0.70	$0.55	$1.45	$1.27

These pro forma amounts to reflect FAS 123 option expense may not be representative of future disclosures because, under FAS 123, the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

In February 2003, we issued 25,000 shares of restricted common stock of which 50% vested in February 2004.  The remaining 50% have been forfeited.  In April and July 2004, we granted 638,571 and 20,000 shares of non-qualified stock options, respectively, to certain key employees and 40,000 shares of non-qualified stock options to our non-employee directors under the Argosy Gaming Company Stock Option Plan and the Argosy Gaming Company Directors Option Plan, respectively.

4.                                      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(unaudited, in thousands, except share data)	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share - Net income	$21,140	$16,489	$43,683	$38,099

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	29,475,631	29,230,951	29,421,578	29,095,635
Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	182,695	184,284	212,525	235,162
Restricted stock	—	12,807	—	9,091
Dilutive potential common shares	182,695	197,091	212,525	244,253
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,658,326	29,428,042	29,634,103	29,339,888
Basic earnings per share	$0.72	$0.56	$1.48	$1.31
Diluted earnings per share	$0.71	$0.56	$1.47	$1.30

For the three months and nine months ended September 30, 2004, employee options to purchase 713,145 shares of common stock priced at a range from $35.18 - $37.71 per share and director options to purchase 52,000 shares of common stock priced at a range from $35.15 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

For the three months ended September 30, 2003, employee options to purchase 66,471 shares of common stock priced at a range from $25.72 - $35.18 per share and director options to purchase 12,000 shares of common stock priced at a range from $35.15 - $39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this document.  Such risks, uncertainties and other important factors include, but are not limited to: (i) increased competition and general economic conditions in our markets, including the legalization of gaming in states adjacent to our operations; (ii) changes in, or failure to comply with, laws or regulations (including increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices), or decisions of courts, regulators, accounting standards and governmental bodies; (iii) construction factors relating to our expansion projects, including delays, zoning issues, environmental restrictions, weather or other hazards, site access matters and building permit issues; (iv) the ability to effectively implement operational changes at our properties; (v) the effect of economic, credit, and capital market conditions on the economy in general, and on gaming companies in particular; (vi) the effect of future legislation or regulatory changes on our operations; (vii) our dependence on our Lawrenceburg, Indiana casino; (viii) our substantial leverage; and (ix) other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

In 2003, we invested capital to enhance our product offering and expand capacity at our facilities. We opened our approximately $105 million casino facility in Riverside on December 11, 2003 and have seen a significant increase in revenues. Net revenues for the nine months ended September 30, 2004 for Riverside increased $39.9 million, or 58.0% compared to the nine months ended September 30, 2003. In May 2003, we opened an approximately $43 million barge-based facility in Joliet.  In spite of this investment, Joliet net revenues decreased 5.9% for the nine months ended September 30, 2004 over the nine months ended September 30, 2003 due to the increase in gaming taxes in the state of Illinois and the subsequent operating measures taken by the Company as described below. In Sioux City, we completed an approximately $6 million renovation in February 2003 and have spent approximately $4 million to date on an $8 million renovation of the riverboat formerly used at our Riverside property.  This newly renovated riverboat relocated to our Sioux City property and was placed in service on September 1, 2004.  The earlier renovation together with the newly remodeled riverboat has increased Sioux City’s net revenues by 13.4% for the nine months ended September 30, 2004 over the nine months ended September 30, 2003.

During June 2004, our Lawrenceburg casino amended its development agreement with the City of Lawrenceburg, Indiana effective January 1, 2004.  This amendment allows for a reduction of up to $5 million annually in fees paid to the City of Lawrenceburg.  For the year ended December 31, 2004, we estimate earning the full $5 million reduction, and therefore, we have recorded a $3.8 million reduction in selling, general and administrative expense for the nine months ended September 30, 2004.

Year over year results were impacted by the enactment of higher gaming and admission tax rates in Illinois effective July 1, 2003.  Included in gaming and admission tax expense for the nine months ended September 30, 2003 is a $5.9 million charge at Lawrenceburg due to new legislation in June 2003 relating to the 2002 Indiana gaming tax increase and additional expense of $6.2 million combined at our Illinois casinos for the increase in gaming and admission tax rates in Illinois.  These items raised our effective gaming and admission tax rate for the nine months ended September 30, 2003 to 35.4%. Exclusive of these 2003 items, our consolidated effective gaming and admission tax rates (as a percent of net revenues) for the nine months ended September 30, 2004 and 2003 were 35.3% and 33.7%, respectively. For the nine months ended September 30, 2004, our income from operations increased 25.2%, or $32.2 million, as compared to the nine months ended September 30, 2003.  This increase was the result of increased revenues at all of our facilities except our Illinois locations.  For example, Riverside net revenues increased 58.0% as we opened our new expanded casino in December 2003 and our Lawrenceburg casino’s net revenues increased 8.5%.  Our Illinois facilities’ net revenues were lower due to implementation of reduced hours of operation at both casinos and restaurants, changes in product mix, significant revisions to marketing programs and Joliet implementing an admission fee to minimize the impact of increased gaming and admission tax rates in Illinois.  Our operating expenses increased due primarily to higher state gaming and admission taxes at our properties with increased revenues and due to rate increases in Illinois.

We also continue to invest in coinless or “TITO” slot machines, which, when implemented, are more convenient to our customers and result in operational efficiencies. As of September 30, 2004, approximately 96% of our total slot machines were TITO-operational. We believe that going forward the convenience and efficiency of TITO machines will have a positive impact on both our casino revenues and our operating expenses.

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (“Credit Facility”) with a revolving line of credit of $500 million and a Term Loan of $175 million maintaining our total Credit Facility of $675 million. In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Senior Subordinated Notes (“7% Notes”) due 2014, together with funds from our Credit Facility.  These funds were used to repurchase the $350 million 10.75% Senior Subordinated Notes (“10.75% Notes”) due 2009.  Associated with this refinancing, we incurred a pretax charge for the nine months ended September 30, 2004 of $26.0 million for net premiums and fees associated with the early redemption of our 10.75% Notes.

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

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
CASINO REVENUES
Alton Belle Casino	$27,774	$26,778	$80,861	$85,364
Argosy Casino - Riverside	35,980	23,453	111,181	71,569
Argosy Casino - Baton Rouge	20,109	20,109	62,743	60,598
Argosy Casino - Sioux City	12,914	10,515	35,997	31,684
Argosy Casino - Lawrenceburg	115,358	106,817	335,031	307,014
Empress Casino Joliet	59,069	58,256	169,611	182,709
Total	$271,204	$245,928	$795,424	$738,938

NET REVENUES
Alton Belle Casino	$26,433	$25,583	$77,067	$81,718
Argosy Casino - Riverside	34,847	22,724	108,603	68,738
Argosy Casino - Baton Rouge	20,533	20,358	64,389	62,160
Argosy Casino - Sioux City	12,497	10,190	34,878	30,765
Argosy Casino - Lawrenceburg	115,504	107,805	336,486	310,228
Empress Casino Joliet	56,674	56,278	163,718	174,006
Total	$266,488	$242,938	$785,141	$727,615

INCOME (LOSS) FROM OPERATIONS
Alton Belle Casino	$3,009	$3,694	$8,593	$13,027
Argosy Casino - Riverside	6,208	3,814	23,713	11,216
Argosy Casino - Baton Rouge	1,809	1,226	7,239	4,215
Argosy Casino - Sioux City	3,055	1,748	8,267	5,338
Argosy Casino - Lawrenceburg	34,530	32,302	101,368	82,733
Empress Casino Joliet (4)	14,259	12,802	33,672	29,020
Corporate	(7,739)	(5,733)	(22,506)	(17,452)
Total	$55,131	$49,853	$160,346	$128,097

RECONCILIATION OF NET INCOME TO EBITDA (1) (2)

(In thousands, unaudited)

	For the three months ended September 30,
	2004		2003
Net income		$21,140		$16,489
Income tax expense		18,376		14,330
Interest expense, net		15,615		19,034

Depreciation and amortization expense:
Alton Belle Casino	$1,746		$1,598
Argosy Casino - Riverside	4,355		1,479
Argosy Casino - Baton Rouge	2,178		2,282
Argosy Casino - Sioux City	786		1,119
Argosy Casino - Lawrenceburg	3,585		3,216
Empress Casino Joliet	3,212		2,986
Corporate	642		555
Depreciation and amortization expense	16,504	16,504	13,235	13,235

EBITDA (1) (2):
Alton Belle Casino	4,755		5,292
Argosy Casino - Riverside	10,563		5,293
Argosy Casino - Baton Rouge	3,987		3,508
Argosy Casino - Sioux City	3,841		2,867
Argosy Casino - Lawrenceburg	38,115		35,518
Empress Casino Joliet (4)	17,471		15,788
Corporate (2)	(7,097)		(5,178)
EBITDA (1) (2)	$71,635	$71,635	$63,088	$63,088

RECONCILIATION OF NET INCOME TO EBITDA (1) (2)

(In thousands, unaudited)

	For the nine months ended September 30,
	2004		2003
Net income (3)		$43,683		$38,099
Income tax expense		40,402		33,114
Interest expense, net		50,221		56,884

Depreciation and amortization expense:
Alton Belle Casino	$4,906		$5,009
Argosy Casino - Riverside	9,404		4,297
Argosy Casino - Baton Rouge	6,683		6,514
Argosy Casino - Sioux City	2,506		3,306
Argosy Casino - Lawrenceburg	10,580		9,710
Empress Casino Joliet	9,599		8,319
Corporate	1,899		1,602
Depreciation and amortization expense	45,577	45,577	38,757	38,757

EBITDA (1) (2):
Alton Belle Casino	13,499		18,036
Argosy Casino - Riverside	33,117		15,513
Argosy Casino - Baton Rouge	13,922		10,729
Argosy Casino - Sioux City	10,773		8,644
Argosy Casino - Lawrenceburg	111,948		92,443
Empress Casino Joliet (4)	43,271		37,339
Corporate (2) (3)	(46,647)		(15,850)
EBITDA (1) (2)	$179,883	$179,883	$166,854	$166,854

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

(3) Includes $26,040 of pre-tax expense on early retirement of debt for the nine months ended September 30, 2004.

(4) Included for the three and nine months ended September 30, 2004 is a gain of $3,155 on the sale of an asset held for sale.  Included for the nine months ended September 30, 2003 is a $6,500 write-down of assets related to assets previously held for future development.

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003

A discussion of each of our properties operating results:

Lawrenceburg – Net revenues increased $26.3 million primarily due to an increase in casino revenues of $28.0 million, or 9.1%, to $335.0 million.  This increase resulted from increases in admissions of 2.6% and win per admission of 6.4%, the implementation of 24-hour gaming and revisions to our marketing programs. Additionally, promotional allowances increased $3.3 million across all lines of complimentary programs due to changes in marketing programs and overall increases in casino revenues.  Operating expenses increased $7.6 million to $235.1 million from $227.5 million.  Included in the nine months ended September 30, 2003 was a charge of $5.9 million in gaming and admission taxes due to new legislation in June 2003 relating to the 2002 Indiana gaming tax increase.  Excluding this charge, gaming and admission taxes increased $11.1 million due to our increased revenue.  Selling, general and administrative (“SG&A”) expense increased $1.1 million due primarily to a combined $1.4 million increase in promotions and payroll offset by a net decrease in city development fees of $0.5 million.  This decrease in city development fees is due to an amendment to the development agreement with the City of Lawrenceburg that reduces our annual fee paid to the City of Lawrenceburg.

Riverside – Net revenues increased $39.9 million as casino revenues increased $39.6 million, or 55.3%, to $111.2 million due to the opening of our renovated casino property in December 2003, which included a 53% increase in gaming capacity, renovation of the pavilion and increased food and beverage facilities.  Admissions increased 45.0% and win per admission increased 7.2%.  Food, beverage and other (“FB&O”) revenue increased $6.3 million to $13.4 million due to our new restaurants, the increase in admissions with the opening of our new casino and limited food service during the first nine months of 2003 due to renovations in our buffet.  With this increase in revenues and patrons, our promotional allowances increased $6.1 million, primarily in our complimentary food program.

Operating expenses increased $27.4 million in the following areas:  gaming and admission taxes increased $10.3 million corresponding with our increase in revenues and admissions with the opening of our new casino in December 2003, SG&A expense and casino expense increased $5.5 million and $2.5 million, respectively, with our expanded casino operations, FB&O expense increased $4.2 million due to our expanded restaurant operations and the increase in patrons with our overall expanded facility and depreciation and amortization expense increased $5.1 million due to the project capital placed in service with the opening of our new casino in December 2003 and accelerated depreciation on our current parking garage structure to be demolished during early 2005 to allow construction of our new hotel.  Additionally, operating margins have increased due to efficiencies from operating on one level and full implementation of TITO slot machines.

Joliet – Net revenues decreased $10.3 million due primarily to a decrease in casino revenues of $13.1 million, or 7.2%, to $169.6 million due to the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003.  Due to the commencement of an admission fee in August 2003, admission revenues were $6.5 million in 2004 compared with $1.1 million in 2003 while net admission revenue (net of complimentary admissions) was $1.0 million in 2004 compared with $0.5 million in 2003. Additionally, FB&O revenues decreased $2.9 million due to the reduced admissions.

After excluding the impact of a $6.5 million write-down of assets for the nine months ended September 30, 2003 and a $3.2 million gain on the sale of one of the Empress boats for the nine months ended September 30, 2004, operating expenses decreased $5.3 million.  Components of this decrease are: casino expense and other operating expense decreased $3.7 million and $1.8 million, respectively, following the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates, FB&O expense decreased $1.7 million corresponding to our decrease in revenues and admissions, and offsetting these decreases was an increase in gaming and admission taxes of $1.8 million due to the increased tax rates in Illinois, even though casino revenues have decreased.

Alton – Net revenues decreased $4.7 million as casino revenues decreased $4.5 million, or 5.3%, to $80.9 million due to competitive pressures in the St. Louis market and the implementation of reduced hours commencing in August 2003 in response to the Illinois tax legislation.  Operating expenses increased slightly by $0.1 million consisting of: increases in SG&A of $1.7 million and gaming and admission taxes of $0.5 million, not ratably with the decrease in casino revenues due to the increased tax rates in Illinois, offset by a reduction in casino expense of $2.1 million due to the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates.

Baton Rouge – Net revenues increased $2.2 million as casino revenues increased $2.1 million, or 3.5%, to $62.7 million due primarily to an increase in win per admission.  Operating expenses decreased $0.8 million primarily due to a decrease in casino expense of $1.1 million offset by an increase in gaming and admission taxes of $0.4 million corresponding with the increase in casino revenues.

Sioux City – Net revenues increased $4.1 million due to an increase in casino revenues of $4.3 million, or 13.6%, to $36.0 million due to the positive impact of property renovations completed in the first quarter 2003 and the transfer and renovation of our Riverside riverboat to Sioux City that was placed in service on September 1, 2004 and provides 125 additional slot machines and six additional table games. Operating expenses increased $1.2 million as gaming and admissions taxes increased $1.4 million corresponding to the increase in casino revenues offset by a decrease in depreciation and amortization of $0.8 million as the former riverboat was depreciated to its salvage value in June 2004 and replaced by our Riverside riverboat in September 2004.  Depreciation expense in future periods will increase.

Corporate – Operating expenses increased $4.7 million due in part to changes in incentive compensation plans and year-over-year expansion of our corporate MIS staff and increased business development activities.

Other overall company costs were as follows:

Other Income (Expense) – Net interest expense decreased $6.7 million to $50.2 million due to the refinancing, in February and June 2004, of our 10.75% Notes with new 7% Notes due 2014 and reductions in our overall debt levels.  We also had capitalized interest of $2.3 million related to our casino construction projects for the nine months ended September 30, 2003 compared to minimal capitalized interest for the nine months ended September 30, 2004, as these assets were placed in service during 2003. Associated with this debt refinancing, we incurred $26.0 million in net premiums and fees for the nine months ended September 30, 2004.

Income Tax Expense – Income tax expense increased $7.3 million to $40.4 million as pretax earnings increased primarily due to increased earnings at our Riverside and Lawrenceburg properties offset by expenses related to the early retirement of our 10.75% Notes. Our overall effective tax rate is higher for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to recording a tax benefit related to this debt refinancing at a rate lower than our overall effective tax rate. Our effective tax rate would have been the same in both years had this debt refinancing not occurred.

Three months ended September 30, 2004, compared to three months ended September 30, 2003

A discussion of each of our properties operating results:

Lawrenceburg – Net revenues increased $7.7 million, primarily due to an increase in casino revenues of $8.5 million, or 8.0%, to $115.4 million as win per admission increased 9.9% and admissions decreased 1.7%. Promotional allowances increased $1.2 million across all lines of complimentary programs due to changes in marketing programs. Operating expenses increased $5.5 million to $81.0 million from $75.5 million principally due to gaming and admissions taxes increasing $4.1 million due to our increase in casino revenues.

Riverside – Net revenues increased $12.1 million as casino revenues increased $12.5 million, or 53.4%, to $36.0 million due to the opening of our renovated casino property in December 2003 which included a 53% increase in gaming capacity, renovation of the pavilion and increased food and beverage facilities.  Admissions increased 40.5% and win per admission increased 9.2%.  FB&O revenue increased $1.8 million to $4.3 million due to our new restaurants and the increase in admissions with the opening of our new casino. With this increase in revenues and patrons, our promotional allowances increased $2.2 million, primarily in our complimentary food program.

Operating expenses increased $9.7 million in the following areas: an increase in gaming and admission taxes of $3.2 million corresponding with our increase in revenues and admissions with the opening of our new casino in December 2003, SG&A expense and casino expense increased $1.8 million and $0.9 million, respectively, with our expanded casino operations, FB&O expense increased $1.2 million due to our expanded restaurant operations and the increase in patrons with our overall expanded facility and depreciation and amortization expense increased $2.9 million due to the project capital placed in service with the opening of our new casino in December 2003 and accelerated depreciation on our current parking garage structure to be demolished during early 2005 to allow construction of our new hotel. Additionally, operating margins have increased due to efficiencies from operating on one level and full implementation of TITO slot machines.

Joliet – Net revenues increased $0.4 million as casino revenues increased $0.8 million, or 1.4%, to $59.1 million.  With the opening of our new barge-based casino in May 2003, we experienced increased revenues prior to the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003. Additionally, admissions increased 2.2% and win per admission increased 0.8%. Admission revenues were $2.4 million in 2004 compared to $1.1 million in admission revenues in 2003 due to the commencement of an admission fee in August 2003. Promotional allowances increased $1.4 million due to an increase in complimentary admissions of $1.6 million.

Operating expenses decreased $1.1 million due primarily to a $3.2 million gain on the sale of one of the Empress boats.  Excluding this gain, operating expenses increased $2.3 million as gaming and admission taxes increased $3.7 million due primarily to higher tax rates for Illinois and a slight increase in revenues.  Casino expense decreased $1.3 million due to the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates.

Alton – Net revenues increased $0.9 million as casino revenues increased $1.0 million to $27.8 million as admissions increased 0.8% and win per admission increased 2.9%. Operating expenses increased $1.5 million due to increased gaming and admission taxes of $1.6 million due primarily to the higher tax rates for Illinois and an increase in SG&A expense of $0.7 million, offset by a decrease in casino expense of $1.0 million due to the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates.

Baton Rouge– Net revenues increased $0.2 million as admissions decreased 2.4% and win per admission increased 2.5%.  Operating expenses decreased $0.4 million primarily due to reductions in payroll costs.

Sioux City – Net revenues increased $2.3 million consisting of an increase in casino revenues of $2.4 million, or 22.8%, to $12.9 million due primarily to the transfer of our larger Riverside riverboat to Sioux City that was placed in service in September 2004 adding 125 slot machines and six table games. This capacity increase resulted in increases in admissions of 19.9% and win per admission of 2.4%.  For the month of September 2004, casino revenues increased 48% on a 28% increase in capacity. Operating expenses increased $1.0 million due primarily to an increase in gaming and admissions taxes of $0.8 million corresponding to the increase in casino revenues.  Depreciation expense in future periods will increase as we placed the larger riverboat in service in September 2004.

Corporate – Operating expenses increased $2.0 million primarily in increases in SG&A expense of $1.9 million spread throughout various corporate departments.

Other overall company costs were as follows:

Other Income (Expense) – Net interest expense decreased $3.4 million to $15.6 million, which is primarily attributable to the refinancing, in February and June 2004, of our 10.75% Notes with new 7% Notes due 2014.  We also had capitalized interest of $0.7 million related to our casino construction projects for the three months ended September 30, 2003 compared to minimal capitalized interest for the three months ended September 30, 2004 as these assets were placed in service during 2003.

Income Tax Expense – Income tax expense increased $4.1 million to $18.4 million as pretax earnings increased due to increased operating income at all of our locations, except for Alton, and reduced interest expense.

Competition

Our Alton Casino faces competition from four other casino operators in the St. Louis area (two additional casinos have been approved for the St. Louis market).  One competitor opened a hotel expansion and facility renovation during the third quarter 2004.  Our Riverside Casino faces competition from three casinos in the Kansas City area.  Our

Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. The Lawrenceburg casino faces competition from two riverboat casinos in the Cincinnati market. Our Joliet casino faces competition from seven other casino operators in the Chicago metropolitan area, including four casinos in Indiana.

There could be further unanticipated competition in any market in which we operate as a result of legislative changes or other events.  For instance, several states have discussed adopting or expanding gaming in various forms, which could cause increased competition in our markets.  We expect each market in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the nine months ended September 30, 2004, we generated cash flows from operating activities of $147.5 million compared to $131.6 million for the nine months ended September 30, 2003. This increase is due to an overall increase in our operating performance.

In the nine months ended September 30, 2004, we used cash flows for investing activities of $55.5 million compared to $95.6 million for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, our investing activities included purchases of property and equipment of $60.0 million ($28.4 million for residual payments on the Riverside construction project opened in December 2003 (including $13.6 million relating to accounts payable at December 31, 2003)) and our new Riverside garage project and $3.9 million on the renovation of our Riverside riverboat placed in service in September 2004 in Sioux City with the remainder for maintenance capital.  This compares to $95.8 million in property and equipment purchases for the nine months ended September 30, 2003 ($77.4 million for construction projects at our Riverside, Joliet and Sioux City facilities with the remainder for maintenance capital).

During the nine months ended September 30, 2004, we used cash flows of $95.3 million for financing activities compared to using $39.3 million for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, we used $378.0 million for payments related to the repurchase of our 10.75% Notes offset by cash provided through the issuance of $350 million of our new 7% Notes.  Additionally, for the nine months ended September 30, 2004, we incurred $11.6 million for deferred finance fees related to the 7% Notes and our Third Amended and Restated Credit Agreement.  For the nine months ended September 30, 2004 and September 30, 2003, we used cash of $57.6 million and $39.2 million, respectively, for repayments on our senior secured credit facility.

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) with a revolving line of credit up to $500 million and a Term Loan of $175 million maintaining our total facility of $675 million.  In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Notes due 2014, together with funds from our Credit Facility.  These funds were used to repurchase the $350 million 10.75% Notes due 2009. Related to this refinancing, we paid approximately $28.0 million in premiums.  Funding of this debt purchase, call premium and accrued interest was from funds available under our Credit Facility.

During October 2001, we effectively fixed the interest rate on approximately $200.0 million of our term loan through three interest rate swap agreements, which expired on September 30, 2004.  For each swap agreement, we agreed to receive a floating rate of interest on the notional principal amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%.

Our subordinated notes due in 2011 and 2014 contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of September 30, 2004, are as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio of a maximum of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0.  As of September 30, 2004, we were in compliance with these ratios.

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

We continue to make capital investments at our existing properties for expansion and product enhancement.  In December 2003, we opened our new approximately $105 million Riverside casino.  For the remainder of 2004, we expect to spend approximately $15-$20 million, including continued expansion at Riverside for a new 1,400-space parking garage (estimated to be completed in the third quarter 2005) and maintenance capital expenditures (including the continuing implementation of our coinless TITO slot product). The new garage at our Riverside property is part of a $75 million expansion project that also includes a new 250-room hotel.  Additionally, in October 2004, we entered into a contract to purchase Raceway Park in Toledo, Ohio for approximately $20 million, subject to various conditions including regulatory approval. We expect to fund these expenditures from internally generated cash and availability under our Credit Facility.

Given our significant cash generation capabilities, we seek investment opportunities at our existing properties, including but not limited to additional capital investments at our Riverside and Lawrenceburg properties, or into new assets. Should we decide to make additional investments at our existing properties or acquire new assets, we may amend our existing Credit Facility or issue additional debt or equity securities.  At September 30, 2004, we had approximately $63.8 million of cash and cash equivalents; $252.8 million was outstanding on our Credit Facility ($77.8 million on our revolving Credit Facility and $175.0 million on our term loan) and $550.0 million of Subordinated Notes (due in September 2011 and January 2014).  As of September 30, 2004, we had outstanding letters of credit of $9.9 million and additional availability under the Credit Facility was approximately $412.4 million.  We have no off-balance sheet debt.

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

Because we have no direct operations and no significant assets other than ownership of stock in our subsidiaries, we are dependent on our subsidiaries for payments of dividends and other distributions to generate the funds necessary to meet our cash needs.  Although there are currently no restrictions on the flow of funds between our subsidiaries and us, should our subsidiaries be unable to remit dividends or other payments, our ability to meet our financial obligations may be impaired.

Our long-term debt, as of September 30, 2004, matures as follows (in thousands):

One year and less	$2,526
1 - 3 years	3,899
4 - 5 years	81,741
After 5 years	717,111
Total	$805,277

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

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at September 30, 2004, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At September 30, 2004, we have approximately $549 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

We have received proposed assessments from the Indiana Department of Revenue (“IDR”) in connection with our Indiana income tax returns for the years 1997 through 2002.  Those assessments are based on the IDR’s position that state gaming taxes are based on gaming revenues and are not deductible for Indiana income tax purposes.  We have filed a formal protest of the proposed assessment with the IDR.  Additionally, another company and the IDR have litigated this matter in Indiana Tax Court during 2001.  During April 2004, the court issued an opinion in this case finding for the IDR. This decision was appealed and on September 28, 2004, the court denied the appeal. At September 30, 2004, we have accrued approximately $20.6 million, net of federal tax benefit, for the proposed IDR assessments including amounts for additional pending assessments for the period January 1, 2003 through September 30, 2004.  For the nine months ended September 30, 2004, we expensed $5.0 million related to this issue.  We continue to review the facts and circumstances of the proposed assessments.  Should our evaluation of the IDR’s proposed assessments change, we could be required to record additional expense for penalties that could be assessed by the IDR.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is provided under the caption “Liquidity and Capital Resources” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

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

As of the end of the period covered by this Report, September 30, 2004, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds –

(a)           None.

(b)           None.

(c)           None.

(d)           None.

(e)           On May 6, 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  The repurchases may be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  During the quarter ended September 30, 2004, we did not make any stock repurchases under the program.  The stock repurchase program has no expiration date.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

Exhibit 10.1

Third Amended and Restated Credit Agreement dated September 30, 2004, among the (1) Company, Alton Gaming Company, Argosy of Iowa, Inc., Argosy of Louisiana, Inc., Belle of Sioux City, L.P., Catfish Queen Partnership In Commendam, Centroplex Centre Convention Hotel, L.L.C., Empress Casino Joliet Corporation, Indiana Gaming II, L.P., The Indiana Gaming Company, Indiana Gaming Holding Company, Indiana Gaming Company, L.P., Iowa Gaming Company, Jazz Enterprises, Inc. and The Missouri Gaming Company, (2) each of the financial institutions from time to time party hereto (collectively, the “Lenders”); (3) Calyon New York Branch and Bank Of Scotland, as Co-Syndication Agents; (4) Morgan Stanley Bank and Bank Of America, N.A., as Co-Documentation Agents; and (5) Wells Fargo Bank, National Association, a national banking association, as Administrative Agent, L/C Issuer and Swing Line Lender.

Exhibit 10.2	Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date: October 29, 2004	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer