Form 10-K
period 2004-12-31
ARGOSY GAMING CO
filed 2005-03-15
CIK 895385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1,026,430,857.

As of March 9, 2005, the number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 29,555,220.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this 10-K incorporates information by reference from the registrant’s 2004 definitive proxy statement filed March 15, 2005.

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

We are a Delaware C Corporation, organized in 1992. Our principal executive offices are located at 219 Piasa Street, Alton, Illinois 62002 and our telephone number is (618) 474-7500. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, special reports and other information with the Securities and Exchange Commission (“SEC”) and are made available on the SEC’s website at http://www.sec.gov and on our website at http://www.argosy.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our website and the SEC’s website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. Our Corporate Governance Guidelines, the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and our Code of Business Conduct are available on our website under the “Corporate Governance” link in the “Investor Info” section. We will provide a copy of these documents to any stockholder upon receipt of a written request addressed to Argosy Gaming Company, Attention: Corporate Secretary, 219 Piasa Street, Alton, IL 62002. Reference in this document to our website address does not constitute incorporation by reference of the information contained on our website.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 about the disclosure contained in this Annual Report on Form 10-K are attached hereto and available on our website. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) in May 2004, pursuant to Section 303A.12 of the NYSE listing standards, that he was unaware of any violation by Argosy of the NYSE corporate governance listing standards as of that date.

The following summarizes our casino properties:

Casino Name	Principal Metropolitan Markets Served	2004 Net Revenues	Approximate Gaming Positions
		(in thousands)
Argosy Casino Lawrenceburg	Cincinnati, Ohio	$441,279	2,875
Empress Casino Joliet	Chicago, Illinois	220,255	1,333
Argosy Casino Riverside	Kansas City, Missouri	143,406	2,020
Argosy Casino Alton	St. Louis, Missouri	102,320	1,190
Argosy Casino Baton Rouge	Baton Rouge, Louisiana	85,232	1,054
Argosy Casino Sioux City	Sioux City, Iowa	48,358	739

On November 3, 2004, we entered into a definitive merger agreement with Penn National Gaming, Inc. (“Penn”) under which Penn will acquire all of the outstanding shares of Argosy for $47 per share and assume all of our outstanding indebtedness for aggregate consideration of approximately $2.2 billion. Argosy stockholders approved the transaction on January 20, 2005. The transaction is still subject to approval by each company’s respective state regulatory bodies, and to certain other necessary regulatory approvals and other customary closing conditions contained in the merger agreement. The transaction is not conditioned on financing and, pending regulatory approvals, is expected to close in the second half of 2005. For more information on our pending merger with Penn, see the definitive proxy statement/prospectus that is part of the Definitive Proxy Statement filed by us with the SEC dated December 23, 2004.

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

•       Focus on our most valuable customers and enhance profitability. Our primary marketing focus is through direct and relationship marketing to encourage repeat business with our customers. We have upgraded and refined the use of our sophisticated player tracking systems to identify and reward premium players and our most loyal and profitable customers. Based on a player’s gaming activity, we create promotions including targeted direct mail coin offers and “members only” concerts, parties, tournaments, sweepstakes and special entertainment events. We constantly monitor our marketing initiatives, mix of casino games and costs and expenses in response to the prevailing regulatory and market environment in order to enhance our profitability. For instance, in response to a 2003 gaming tax increase in Illinois, we developed a strategy to minimize the impact of such increase. We made several operational adjustments at our Illinois casinos, including refocusing capital spent on marketing, adjusting hours of restaurant operations and pricing for food and beverage operations, implementing admission fees at the Joliet casino, reducing the number of participation games and table games while increasing the number of slot machines and reducing the hours of casino operations to benefit from a corresponding decline in operational costs. During 2004, we further modified our operations in response to current market conditions.

•       Invest in new gaming equipment. Slot machines contributed approximately 87% of our casino revenues in 2004 and are an important element of our profitability. We continually upgrade our gaming product with state-of-the-art slot machines. We believe that regularly replacing slot machines with the most popular products creates a more exciting gaming experience and increases profitability. We also continued to invest in cashless ticket-in, ticket-out, or “TITO”, slot machines and have become 100% TITO operational in early 2005. The TITO machines are more convenient to our customers and their implementation results in operational efficiencies.

•       Renovate and upgrade our properties. To maintain an exciting gaming experience for our customers, we have systematically renovated and improved our casino and entertainment facilities in response to customer preferences and market opportunities. For example, we opened our approximately $43 million new two-level casino in Joliet in May 2003, our approximately $105 million new casino in Kansas City in December 2003 and spent approximately $6 million to renovate our riverboat formerly used in Kansas City that was placed in service at our Sioux City property in September 2004. We have begun construction in 2004 of a new parking garage in Kansas City that will be part of a $75 million project that includes the addition of a premier hotel. We are also finalizing details of a major capital project including a new casino facility at our Lawrenceburg location. This will provide additional gaming positions and incremental parking. We are currently evaluating options for the use of our current Lawrenceburg casino upon replacement with the new casino. In addition, we spent approximately $39 million on maintenance capital in 2004 across all our properties, primarily in TITO slot purchases, to continue to provide a quality environment for our customers. We tailor our expansion plans to suit the market opportunity while focusing on our profitability.

Casino Properties

Argosy Casino Lawrenceburg

Property:   The Argosy Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area. The Lawrenceburg casino is one of the largest casinos in the central United States with 74,300 square feet of gaming space on three levels with approximately 2,353 slot machines and 87 table games. In 2002, the Indiana Gaming Commission approved dockside gaming and our Lawrenceburg casino commenced dockside gaming on August 1, 2002. The complex also features a 300 room hotel, a 200,000 square foot land-based entertainment pavilion and support facility featuring a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge, an 1,800 space parking garage and a 1,400 space remote lot.

Capital Improvements:   In 2004, we spent approximately $19.2 million on maintenance capital improvements (including the purchase of $5.1 million of land for future development).

Gaming Market:   The Lawrenceburg casino draws customers from a population of approximately 2.0 million residents in the Cincinnati metropolitan area and an additional approximately 5.6 million people who reside within 100 miles of Lawrenceburg, including the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky. In the Cincinnati market, the Lawrenceburg casino directly competes with two other riverboat casinos. The three riverboat casinos operating in the Cincinnati market generated $734.5 million of gaming revenues in 2004, a 7.3% increase from 2003. In 2004, the Lawrenceburg casino represented 44.9% of gaming position capacity in the Cincinnati market, and captured 59.8% of the market’s gaming revenues.

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

Regulatory:   Indiana gaming law currently limits the number of gaming licenses to be issued in the state to a total of 11, including a maximum of 5 licenses along the Ohio River and a limit of one license per county. Indiana gaming law does not restrict the size of a licensee’s gaming facility or place limits on customer losses or betting levels. Our Indiana gaming license is subject to renewal on an annual basis. Effective August 1, 2002, our casino commenced dockside gaming, which allows our customers unlimited ingress and egress during the casino’s hours of operation. At the same time, Indiana enacted legislation to increase gaming tax rates for those casinos adopting dockside gaming. In 2003, the Indiana legislature enacted legislation applying certain provisions of tax increases enacted during 2002 on a retroactive basis and eliminating the existing restrictions on owning more than one Indiana casino.

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

Empress Casino Joliet

Property:   The Empress Casino Joliet is located on the Des Plaines River in Joliet, Illinois on a 300-acre site approximately 40 miles southwest of Chicago. This barge-based casino provides approximately 50,000 square feet of gaming space on two levels with approximately 1,183 slot machines and 25 table games. The casino theme evokes Northern California’s wine country and features a 150,000 square foot entertainment pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The complex also includes a 102-room hotel, surface parking areas with approximately 2,350 spaces and an 80-space recreational vehicle park.

Capital Improvements:   In 2004, we spent approximately $3.0 million in maintenance capital expenditures.

Gaming Market:   The Empress Casino Joliet draws from a population of approximately 8.0 million people who reside mainly within 50 miles of Joliet, including Chicago, which has the largest local population of any state-licensed gaming market and is the third largest gaming market in the United States. The target customers of the Empress Casino Joliet are drawn largely from the southern and western regions of the greater Chicago metropolitan area, as well as portions of north central Illinois. The eight riverboat casinos operating in the Chicago market generated approximately $2.114 billion of gaming revenues in 2004, a 2.7% increase from 2003. In 2004, the Empress Casino Joliet had 9.6% of gaming position capacity in the Chicago market and captured 10.8% of the market’s casino revenues.

Regulatory:   Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten, nine of which are currently held by operating casinos. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois license for Joliet was issued at the time of our acquisition of Empress Casino Joliet and was renewed in July 2002 for four years. During the second quarter 2002 and the second quarter of 2003, Illinois enacted legislation increasing gaming and admission tax rates. According to the 2003 legislation, the current rates are scheduled to be rolled-back to pre-July 2003 rates effective July 1, 2005. The govenor of Illinois submitted a proposed fiscal 2006 state budget which does not include the scheduled roll-back. The state budget discussions are in the preliminary stage and there is no assurance as to whether the scheduled roll-back will occur.

Argosy Casino Alton

Property:   The Argosy Casino Alton is located on the Mississippi River in Alton, Illinois approximately 20 miles northeast of downtown St. Louis. We commenced operations in Alton, Illinois in September 1991 as the first gaming facility in Illinois and the St. Louis metropolitan market. We operate our casino on a three-deck gaming facility featuring 26,700 square feet of gaming space with approximately 1,068 slot machines and 20 table games. In June 1999, Illinois passed a law permitting casinos to offer continuous dockside gaming. The Alton property includes an approximately 60,000 square foot entertainment pavilion and features a 124-seat buffet, a restaurant and a 400-seat main showroom. Self-parking is available adjacent to the casino, as well as valet parking.

Capital Improvements:   In 2004, we spent approximately $4.1 million on maintenance capital improvements.

Gaming Market:   The Argosy Casino Alton generally draws from a population of approximately 2.7 million residents within the St. Louis metropolitan area and an additional approximately 1.2 million people within a 100-mile radius of the City of St. Louis. The target customers of the Argosy Casino Alton are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois.

The Argosy Casino Alton faces competition from four other riverboat casino companies currently operating in the St. Louis area, including one other Illinois licensee. In addition, two casino projects (one in downtown St. Louis and another in south St. Louis County) are proposed and are pending regulatory approvals. As an Illinois licensee, the Argosy Casino Alton is not subject to Missouri’s $500 loss limit. The riverboat casinos operating in the St. Louis market generated $921.0 million of gaming revenues in 2004, a 9.3% increase from 2003. In 2004, the Argosy Casino Alton represented approximately 11.0% of gaming position capacity in the St. Louis market and captured approximately 11.6% of the market’s gaming revenues.

Regulatory:   Illinois gaming law currently limits the number of gaming licenses to be issued in the state to ten, of which nine are currently held by operating casinos. Each license permits the operation of up to two boats as part of a single riverboat gaming operation with a combined maximum of 1,200 gaming positions as defined by the state. Our Illinois gaming license was renewed in October 2003 with a four year term and requiring annual updates. During the second quarter 2002 and the second quarter of 2003, Illinois enacted legislation increasing gaming and admission tax rates. According to the 2003 legislation, the current rates are scheduled to be rolled-back to pre-July 2003 rates effective July 1, 2005. The govenor of Illinois submitted a proposed fiscal 2006 state budget which does not include the scheduled roll-back. The state budget discussions are in the preliminary stage and there is no assurance as to whether the scheduled roll-back will occur.

Argosy Casino Riverside

Property:   The Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri on a 55-acre site. In December 2003, we opened our new, state-of-the-art Mediterranean themed casino that replaced our three-level riverboat facility providing approximately 53% in additional gaming capacity. The facility features an innovative “floating” casino floor that complies with Missouri gaming regulations and provides a seamless transition between the casino and land-based support areas. The new Las Vegas-style casino features approximately 62,000 square feet of gaming space on one level with approximately 1,762 slot machines and 44 table games. The $105 million project also included the renovation and expansion of the current pavilion to include an 85,000 square foot land-based entertainment facility featuring 5 new food and beverage areas, including a buffet, steak house, deli, coffee bar, VIP lounge and sports/entertainment lounge and 8,000 square feet of banquet/conference facilities. We have begun construction on our $75 million project beginning with a new parking garage with 1,400 spaces to replace our current 800-space garage and eventually a new premier hotel. The garage project is scheduled for completion in the third quarter 2005 and the hotel is scheduled to open near the end of 2006.

Capital Improvements:   During 2004, we spent $33.3 million combined on capital improvements, including final payments on our new casino opened in December 2003 and on our new parking garage project.

Gaming Market:   The Riverside casino draws from a population of approximately 440,000 residents in Kansas City and approximately 1.8 million residents in the greater Kansas City metropolitan area. The Riverside casino site offers convenient access from two major highways. The Riverside casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. We currently face competition from three other casinos in the Kansas City area. The four riverboat casinos operating in the Kansas City market generated $677.0 million of gaming revenues in 2004, a 10.2% increase from 2003. In 2004, our Riverside casino represented 21.4% of gaming position capacity in the Kansas City market and captured 21.7% of the market’s gaming revenues.

Regulatory:   Our Missouri gaming license was renewed in January 2004 for a two-year term and is subject to renewal every two years thereafter. Legislation has been filed in Kansas, which, if enacted, would allow for slot machines at racetracks. Legislation has been introduced in Missouri that would increase admission and gaming taxes. Should Kansas enact such legislation or Missouri increase admission or gaming taxes, our Riverside casino’s financial results would be adversely affected.

Argosy Casino Baton Rouge

Property:   The Argosy Casino Baton Rouge is located on the Mississippi River in downtown Baton Rouge, Louisiana. The casino features approximately 28,000 square feet of gaming space with approximately 863 slot machines and 30 table games. The Baton Rouge casino began operations in September 1994 as the first riverboat gaming facility in the Baton Rouge market. Louisiana adopted legislation effective April 1, 2001, that permits dockside gaming, allowing customers unlimited ingress and egress. This legislation also increased the gaming tax on riverboat operators from 18.5% to 21.5% of casino revenues. The riverboat casino is complemented by a 730-space parking garage, a 270-space surface parking lot and by our adjacent real estate development known as Catfish Town. Catfish Town is located next to Baton Rouge’s convention complex and includes a 300-room Sheraton franchised hotel, a 50,000 square foot glass-enclosed atrium, entertainment/sports lounge, buffet/coffee shop, conference facilities and approximately 150,000 square feet of leasable retail space. We own and operate the Catfish Town facility through our wholly-owned subsidiary, Jazz Enterprises, Inc., which we acquired in 1995 after Catfish Town’s developer experienced financial difficulties and put in doubt its ability to satisfy certain development obligations to the City of Baton Rouge.

Capital Improvements:   During 2004, we spent approximately $5.1 million in maintenance capital improvements.

Gaming Market:   The Baton Rouge casino draws from a population of approximately 0.6 million in the Baton Rouge metropolitan area. The Baton Rouge casino faces competition from one casino located in downtown Baton Rouge as well as competition from a Central-Louisiana Native American casino, a Central-Louisiana horse track and slot casino that opened in December 2003, casinos located in New Orleans and the Gulf Coast, and various video poker machine operators in non-casino locations in surrounding Louisiana parishes. The two riverboat casinos operating in Baton Rouge generated approximately $189.0 million of gaming revenues in 2004, a 2.6% increase from 2003. In 2004, the Argosy Casino Baton Rouge represented 45.2% of gaming position capacity in Baton Rouge and generated 43.9% of Baton Rouge’s gaming revenues.

Regulatory:   The Louisiana Gaming Board renewed our license effective June 2000 for a five-year period subject to renewal in June 2005.

Argosy Casino Sioux City

Property:   The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat (which transferred from our Riverside location in 2004 after the opening of our new Riverside casino in December 2003) features 36,000 square feet of gaming space with approximately 625 slot machines and 19 table games. In July 2004, Iowa approved dockside gaming, which allows our customers unlimited ingress and egress. At that time, gaming tax rates also were increased. The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space and administrative support offices.

Capital Improvements:   In 2004, we spent approximately $8.7 million in capital expenditures, including our renovation on the former Riverside boat placed in service in Sioux City in September 2004.

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

Pending Acquisition—Raceway Park Toledo, Ohio

In October 2004, the Company entered into a contract to purchase Raceway Park in Toledo, Ohio for approximately $20 million, subject to various conditions including regulatory approval. The purchase also includes an off-track wagering facility.

Marketing

We focus our marketing efforts on direct and relationship marketing to encourage repeat business and foster customer loyalty. We have designed an overall marketing strategy of utilizing direct marketing as our primary means of communicating with our customers. Although the marketing plan for each of our properties is tailored to the specific needs of the site and market, the common strategic components are:

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

A key tactic in implementing our overall strategy is the effective use of the information we obtain regarding our customers’ playing activity. At each of our properties, we encourage patrons to join the Argosy Preferred Club. We then track the member’s level of play through the use of sophisticated player tracking systems. We have upgraded and refined the use of our player tracking systems to identify and reward premium players and our most loyal and profitable customers. Based on a player’s gaming activity, we create promotions including targeted direct mail coin offers and “members only” concerts, parties, tournaments, sweepstakes and special entertainment events. Our data warehouse stores information on more than 2.6 million Argosy Preferred Club members and our active Preferred Club members account for approximately 68% of our revenues.

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

Employees

As of December 31, 2004, we employed approximately 5,520 full-time and 673 part-time employees. The Seafarers Entertainment and Allied Trade Union represents approximately 2,695 employees, located throughout our properties. Additionally, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO represents 8 of our employees, the International Brotherhood of Electrical Workers represents 9 of our employees and the Security Police and Fire Professionals of America represents 60 of our employees, all at our Alton property. The American Maritime Officers Union represents 26 of our employees at our Lawrenceburg, Sioux City and Baton Rouge properties. We have collective bargaining agreements with those unions that expire at various times between June 2005 and October 2010. At Joliet, the Hotel Employees and Restaurant Employees Union, Local 1 represents 296 employees. The Hotel Employees and Restaurant Employees Joliet labor agreement expires on March 31, 2005. We have not experienced any work stoppages and believe our labor relations are generally satisfactory.

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

Insurance

We carry property and casualty insurance on our land-based assets and our vessels, generally in the amount of their replacement costs, with a $100,000 deductible with respect to our land-based assets and a deductible equal to 2% of the replacement value of the vessels. Our land-based assets are covered by flood and earthquake insurance. Our general liability insurance with respect to land-based operations has a limit of $1 million per occurrence and $2 million as an annual aggregate with a $250,000 self-insured retention. Our general liability insurance with respect to our marine operations has a $500,000 per occurrence self-insured retention with per occurrence coverage up to a $200 million limit. With respect to worker’s compensation, we have a $250,000 per occurrence deductible with a $1 million per occurrence limit. We carry business interruption insurance policies at our properties, which carry a 14-day deductible and maximum coverage up to $76.5 million, depending on the location.

ITEM 2.                PROPERTIES

The following is a list of our principal properties as of December 31, 2004. Substantially all of our properties are subject to the lien of our senior lenders under our $675 million Third Amended and Restated Credit Agreement dated September 30, 2004. Each property is suitable and adequate for its purpose.

	Interest	Function	Lease Expiration
Lawrenceburg, Indiana
Real Property	Owned	Permanent Landing Site and Hotel
Argosy VI	Owned	Riverboat Casino
Docking Site	Leased	Vessel Dock	December 2005	(1)
Real Property	Owned	Parking
Real Property	Owned	Land held for development
Joliet, Illinois
Real Property	Owned	Permanent Landing Site, Hotel and Parking
Support Barges	Owned	Staging Barges
Barge	Owned	Casino
Barges	Owned	Restaurant
Barges	Owned	Barges
Alton, Illinois
Office Building	Leased	Executive Offices	Month to Month
Real Property	Leased	Landing Rights	April 2006	(1)
Alton Belle II	Owned	Riverboat Casino
Office Building	Owned	Offices
Support Barges	Owned	Landing and Office Facilities
Spirit of America Barge	Owned	Staging Vessel and Casino space
Riverside, Missouri
Barges	Owned	Casino
Real Property	Leased	Landing Rights	December 2005	(1)
Real Property	Owned	Permanent Landing Site
Real Property	Owned	Parking
Baton Rouge, Louisiana
Real Property	Owned	Vessel Access, Hotel and Parking
Argosy III	Owned	Riverboat Casino
Support Barge	Owned	Offices and Restaurant
Sioux City, Iowa
Argosy IV	Owned	Riverboat Casino
Support Barge	Owned	Staging Barge
Real Property	Leased	Landing Rights	June 2005	(1)
Assets Held for Sale
Empress I	Owned	Riverboat
Argosy V	Owned	Riverboat

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

Gaming Industry Class Actions

We have been named, along with two gaming equipment suppliers, 41 of the country’s largest gaming operators and four gaming distributors (the “Gaming Industry Defendants”) in three class action lawsuits pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as to the extent to which there is actually an opportunity to win on any given play. The suits seek unspecified compensatory and punitive damages. On January 14, 1997, the court consolidated all three actions under the case name William H. Poulos, etc. v. Caesars World, Inc., et al. On February 13, 1997, the plaintiffs filed a consolidated amended complaint. The court subsequently dismissed this complaint, in part, and on January 8, 1998, the plaintiffs filed a second amended complaint. The court denied plaintiff’s motion for class certification on June 25, 2002. The plaintiffs filed petition for leave to appeal this decision, which was granted. In August 2004, the Ninth Circuit Court of Appeals affirmed the denial of class certification. We are seeking dismissal with prejudice of the remaining claims of two individual gamblers and expect that the suit will not have a material adverse effect on us.

Capitol House Preservation Company, L.L.C. v. Jazz Enterprises, Inc. (“Jazz”) et. al.

On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to us. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that our gaming license was invalidly issued and seeks to recover lost gaming revenues that plaintiff contends it should have earned if the gaming license had been properly issued to plaintiff. In June 2003, the Louisiana trial court dismissed this lawsuit. The trial court’s decision was appealed to the First Circuit Court of Appeals, which affirmed the dismissal of the suit by the trial court. On January 10, 2005, the plaintiffs filed a writ application with the Louisiana Supreme Court requesting a rehearing of the dismissal of the suit by the trial court and the First Circuit Court of Appeals. We believe the remaining claims are without merit and will vigorously defend ourselves in this action.

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

Merger Class Actions

On December 1, 2004, we were served with a purported class action complaint filed on November 23, 2004 by Judi Ann Ringhofer, an Argosy stockholder, against us, our chief executive officer and our directors in Madison County Court in Illinois, case number 04L1304. The complaint alleges, among other things, that the merger consideration contemplated by the proposed merger agreement is unfair and grossly inadequate to our stockholders, that the defendants have failed to exercise ordinary care and diligence in the exercise of their fiduciary obligations toward our stockholders in connection with the proposed transaction and that the defendants breached their fiduciary duty of disclosure. In the complaint, the plaintiff has demanded certain remedies, including declaring that the merger agreement was entered into in breach of fiduciary duties of the defendants and therefore unlawful and enforceable, enjoining defendants from proceeding with the merger agreement and the consummation of the merger and awarding plaintiff and the class appropriate damages.

On December 15, 2004, we were served with a purported class action complaint filed on December 10, 2004 by Lemon Bay Partners, LLP, an Argosy stockholder, against us, Penn, our chief executive officer and our directors in Madison County Court in Illinois, case number 04L1356. In the complaint, the plaintiff alleges, among other things, that our directors breached their fiduciary duties of care and loyalty to the plaintiff and the class by acting to cause or facilitate the merger. The plaintiff alleges that the merger consideration is inadequate and that the merger advances the personal interests of the directors rather than the best interests of the stockholders. The plaintiff further alleges that our directors breached their duty of full and fair disclosure. Among other remedies, the plaintiff seeks to enjoin the consummation of the merger and to obtain a judgment declaring that our directors have breached their fiduciary duties to the plaintiff and the class and awarding the plaintiff and the class appropriate damages and costs. On December 16, 2004, the plaintiff in the Lemon Bay Partners action made a motion seeking expedited discovery.

On December 22, 2004, the parties reached an agreement in principle to settle the lawsuits described above. Under the settlement, which is subject to court approval, Argosy and Penn agreed, among other things, to reduce the termination fee payable by Argosy to Penn if the merger is terminated under certain circumstances (see “The Merger Agreement—Termination Fee”) from $49,500,000 to $41,500,000 and to include certain disclosure language in this Form 10-K, subject to the agreement between the parties being terminated in accordance with the terms of such agreement.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on January 20, 2005 and voting results for the proposals were as follows:

Proposal	Votes For	Votes Against	Votes Withheld	Cede Non Votes
#1—Approval and adoption of Agreement and Plan of Merger, dated November 3, 2004 between Argosy Gaming Company and Penn National Gaming, Inc.	18,406,336	1,494,117	654,520	0
#2—Discretionary approval to act upon any other matter as may properly come before the special meeting, including the approval of any proposal to postpone or adjourn the special meeting to a later date to solicit additional proxies in favor of Proposal 1 in the event there are not sufficient votes for appoval of Proposal 1 at the special meeting.	10,731,428	9,358,122	140,423	325,000

For Proposal #1, 89.5% of the shares voted were in favor of the approval and adoption of the merger agreement (“Merger Agreement”), representing 62.3% of the total shares outstanding. A favorable vote by a majority of shares outstanding was required for the approval and adoption of the Merger Agreement.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the NYSE under the symbol AGY. As of March 9 , 2005, the approximate number of stockholders of record of the Company’s Common Stock was 408. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers. The following table sets forth the high and low sales prices per share of Common Stock, as reported by the NYSE, for the periods indicated. These quotations and sales prices do not include retail mark-ups, mark-downs or commissions.

	Price Range of Common Stock
Year Ending December 31, 2004	High	Low
1st Quarter	$36.18	$25.40
2nd Quarter	$38.52	$33.05
3rd Quarter	$39.48	$30.88
4th Quarter	$46.97	$38.40

Year Ending December 31, 2003
1st Quarter	$20.15	$15.21
2nd Quarter	$23.72	$17.70
3rd Quarter	$25.44	$19.82
4th Quarter	$26.65	$22.85

On March 9, 2005, the reported last sales price of the Company’s Common Stock was $46.12.

Dividend Policy—Since our initial public offering in February 1993, we have not declared any cash dividends or distributions on our Common Stock. Under the terms of the Merger Agreement with Penn, from the date of the agreement to the effective time of the merger, no dividends can be declared, set aside or paid.

Equity Compensation Plans—We incorporate by reference the Equity Compensation Plan Information contained under the heading “Equity Compensation Plan Data”, from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2005 Annual Meeting of Stockholders scheduled for April 26, 2005. In accordance with the Merger Agreement with Penn, from the date of the Agreement to the effective time of the merger, no additional stock options can be granted.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share amounts)
Statement of Operations data:
Net revenues	$1,040,850	$959,504	$936,813	$779,369	$650,633
Income from operations	206,506	172,292	210,104	183,173	151,556
Net income	61,545	51,733	71,548	66,085	45,375
Diluted net income per share	$2.07	$1.76	$2.43	$2.25	$1.56
Weighted average diluted common shares outstanding	29,668,096	29,380,910	29,438,602	29,314,866	29,143,543
Balance sheet data (at end of period):
Total assets	$1,438,456	$1,411,872	$1,318,565	$1,311,711	$537,236
Long-term debt, including current maturities	814,127	870,158	890,784	999,152	276,336
Total stockholders’ equity	372,762	303,244	246,000	178,002	103,952

ITEM 7.                Management’s Discussion and Analysis Of Financial Condition and Results of Operationss

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this document. Such risks, uncertainties and other important factors include, among others: (i) competitive and general economic conditions in our markets, including location of our competitors and the legalization of gaming in states adjacent to our operations; (ii) changes in, or failure to comply with, laws or regulations, joint venture relations or decisions of courts, regulators and governmental bodies (including obtaining the requisite approval of regulatory authorities for the proposed merger between Argosy and Penn National Gaming); (iii) changes in laws (including increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices), regulations or accounting standards; (iv) the ability to effectively implement operational changes at our properties; (v) construction factors relating to the Company’s expansion projects, including delays, zoning issues, environmental restrictions, weather and other hazards, site access matters and building permit issues; (vi) our dependence on our Lawrenceburg, Indiana casino; and (vii) our substantial leverage. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included in this document are made only as of the date of this document. We do not intend, and undertake no obligation to update these forward-looking statements.

Overview

We own and operate the Argosy Casino Alton in Alton, Illinois; the Empress Casino Joliet in Joliet, Illinois; the Argosy Casino in Riverside, Missouri; the Argosy Casino in Baton Rouge, Louisiana; the Argosy Casino in Sioux City, Iowa; and the Argosy Casino in Lawrenceburg, Indiana.

In 2004, our income from operations increased 19.9%, or $34.2 million, our operating margins increased from 18.0% in 2003 to 19.8% in 2004 and our net revenues increased 8.5%, or $81.4 million over 2003. Our Riverside facility opened its new casino in December 2003 with a 53% increase in gaming capacity, renovation of the pavilion and increased food and beverage facilities. Net revenues at Riverside increased $50.6 million, or 54.6% in 2004 over 2003. Additionally, our Lawrenceburg casino amended its development agreement with the City of Lawrenceburg, Indiana effective January 1, 2004. This amendment allows for a reduction of up to $5 million annually in fees paid to the City of Lawrenceburg. For 2004, we accrued the entire $5 million reduction and have decreased selling, general and administrative expense accordingly. Due to state gaming tax rate changes in Illinois and Indiana, 2003 results included higher state gaming and admission taxes of $45.4 million, including a $5.9 million charge in Indiana for legislation effective in 2003 and retroactive to 2002. Our effective gaming and admission tax rates (as a percent of net revenues) for 2004, 2003 and 2002 were 35.3%, 34.9% and 30.9%, respectively.

We have begun construction in 2004 on our new parking garage at Riverside with completion planned for the third quarter 2005. This is part of our $75 million second-phase expansion project that also will include a new premier hotel planned for completion in 2006. After we opened our new barge-based Riverside casino in December 2003, we transferred the riverboat to our Sioux City location during 2004 to replace the existing smaller riverboat. We spent approximately $6.0 million in 2004 to renovate and refurbish the former Riverside riverboat and placed this riverboat in service at our Sioux City location in September 2004. We currently have plans to sell the former Sioux City riverboat.

In 2004, we continued to invest in cashless or “TITO” slot machines, which are more convenient to our customers and result in operational efficiencies. As of December 31, 2004, we were substantially 100% TITO operational. We believe that going forward the convenience and efficiency of TITO machines will have a positive impact on our casino revenues as well as on operating expenses.

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (“Credit Facility”) with a revolving line of credit of $500 million and a Term Loan of $175 million maintaining a total Credit Facility of $675 million. In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7.0% Senior Subordinated Notes (“7% Notes”) due 2014, together with funds from our Credit Facility. These funds were used to repurchase the $350 million 10.75% Senior Subordinated Notes (“10.75% Notes”) due 2009. Associated with this refinancing, we incurred a pretax charge in 2004 of $26.0 million for net premiums and fees associated with the early redemption of our 10.75% Notes.

On November 3, 2004, we entered into a definitive merger agreement with Penn National Gaming, Inc. (“Penn”) under which Penn will acquire all of our outstanding shares of common stock for $47 per share and assume all of our indebtedness for aggregate consideration of approximately $2.2 billion. Argosy stockholders approved the transaction on January 20, 2005. The transaction is subject to approval by each company’s respective state regulatory bodies, and to certain other necessary regulatory approvals and other customary closing conditions contained in the merger agreement. The transaction is not conditioned on financing and, pending regulatory approvals, is expected to close in the second half of 2005.

In 2003, we invested capital to enhance our product offering and expand our gaming capacity. In February 2003, we completed an approximately $6 million renovation in Sioux City of the restaurant support facilities which helped lead to an increase in net revenues of 9.0% for the year ended December 31, 2003 over the year ended December 31, 2002. In May 2003, we opened an approximately $43 million barge-based facility in Joliet. In spite of this investment, Joliet net revenues decreased 3.1% in 2003 due to the increase in gaming taxes in the state of Illinois and the subsequent operating measures taken by the Company as described below. We opened our approximately $105 million casino facility in Riverside on December 11, 2003.

In 2003, our income from operations declined 18.0%, or $37.8 million, and our operating margins declined from 22.4% to 18.0% as compared to 2002. This decline was primarily the result of higher state gaming and admission taxes as described above. Also negatively affecting our operating results was the construction disruption at our Riverside facility, an increase in corporate costs and an increase in our Lawrenceburg city development fee with the increased revenues at our Lawrenceburg facility. We were able to offset some of these increased costs by implementing considerable operating savings in labor and promotional costs in response to the higher tax environment for our two Illinois casinos.

Effective July 1, 2003, Illinois enacted new legislation increasing gaming and admission tax rates. Following passage of this new legislation, we wrote down, in the second quarter 2003, $6.5 million in barge assets previously held for future development at our Joliet facility. In addition, in an effort to minimize the impact of these tax increases, our Joliet and Alton properties, in August 2003, implemented a reduction in hours of operation of both casinos and the restaurants, changes in product mix and significant revisions to certain marketing programs and Joliet implemented an admission fee. In June 2003, Indiana enacted legislation regarding the calculation of the 2002 Indiana gaming tax rate increase, resulting in a $5.9 million charge at our Indiana facility. In Illinois, the increased taxes have continued to negatively impact our Illinois casinos. In 2004, we further modified our operations in response to current market conditions. According to the 2003 legislation, the current rates are scheduled to be rolled-back to pre-July 2003 rates effective July 1, 2005.

Legislative uncertainties present challenges and risks to our ongoing operations. For example, casino gaming is currently prohibited or restricted in several states adjacent to Indiana, Iowa and Missouri, and residents of those states comprise a significant portion of the patrons at our Lawrenceburg, Sioux City and Riverside casinos. Legislation has, at various times, been proposed in Kansas, Ohio and Kentucky that would permit certain types of casino-style gaming and, as a result, increase competition with respect to significant portions of our target markets. Furthermore, the large number of state and local governments with significant current or projected budget deficits make it more likely that those governments that permit gaming will seek to fund such deficits with new or increased gaming taxes. To address these legislative risks, we must regularly adjust our business strategies and adapt our casino operations.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Casino Revenues
Argosy Casino—Alton	$107,168	$108,925	$118,914
Argosy Casino—Riverside	146,472	96,123	98,374
Argosy Casino—Baton Rouge	82,940	79,942	77,239
Argosy Casino—Sioux City	49,891	42,327	38,863
Argosy Casino—Lawrenceburg	439,377	410,920	373,714
Empress Casino Joliet	228,152	232,745	237,620
Total	$1,054,000	$970,982	$944,724
Net Revenues
Argosy Casino—Alton	$102,320	$104,730	$114,152
Argosy Casino—Riverside	143,406	92,778	94,754
Argosy Casino—Baton Rouge	85,232	81,993	79,122
Argosy Casino—Sioux City	48,358	41,141	37,734
Argosy Casino—Lawrenceburg	441,279	415,194	380,116
Empress Casino Joliet	220,255	223,668	230,935
Total	$1,040,850	$959,504	$936,813
Income (Loss) from Operations
Argosy Casino—Alton	$12,460	$16,579	$27,890
Argosy Casino—Riverside	30,329	13,193	20,093
Argosy Casino—Baton Rouge	9,315	6,634	7,108
Argosy Casino—Sioux City	12,051	7,302	6,127
Argosy Casino—Lawrenceburg	131,180	112,420	116,614
Empress Casino Joliet(4)	45,483	40,996	53,828
Corporate	(34,312)	(24,832)	(21,556)
Total	$206,506	$172,292	$210,104

RECONCILIATION OF NET INCOME TO EBITDA(1)(2)

	For the years ended December 31,
	2004		2003		2002
	(In thousands, unaudited)
Net income		$61,545		$51,733		$71,548
Income tax expense		54,057		44,963		57,367
Interest expense, net		64,864		75,596		81,189
Depreciation and amortization expense:
Argosy Casino—Alton	$6,556		$6,572		$6,546
Argosy Casino—Riverside	13,881		6,274		4,372
Argosy Casino—Baton Rouge	8,923		8,712		8,088
Argosy Casino—Sioux City	3,531		4,437		3,701
Argosy Casino—Lawrenceburg	14,566		12,935		13,385
Empress Casino Joliet	11,935		11,120		9,917
Corporate	2,569		2,173		1,408
Depreciation and amortization expense	61,961	61,961	52,223	52,223	47,417	47,417
EBITDA(1)(2):
Argosy Casino—Alton	19,016		23,151		34,436
Argosy Casino—Riverside	44,210		19,467		24,465
Argosy Casino—Baton Rouge	18,238		15,346		15,196
Argosy Casino—Sioux City	15,582		11,739		9,828
Argosy Casino—Lawrenceburg	145,746		125,355		129,999
Empress Casino Joliet(4)	57,418		52,116		63,745
Corporate(2)(3)	(57,783)		(22,659)		(20,148)
EBITDA(1)(2)	$242,427	$242,427	$224,515	$224,515	$257,521	$257,521

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

(3)          Includes $26,040 of pre-tax expense on early retirement of debt for 2004.

(4)          Includes a $3,155 gain in 2004 on the sale of an asset held for sale and a $6,500 write-down of assets related to assets previously held for future development in 2003.

Year ended December 31, 2004, compared to year ended December 31, 2003

A discussion of each of our properties operating results:

Lawrenceburg—Net revenues increased $26.1 million primarily due to an increase in casino revenues of $28.5 million, or 6.9%, to $439.4 million. This increase resulted from increases in admissions of 1% and win per admission of 6%, and revisions to our marketing programs. Additionally, promotional allowances increased $3.9 million across all lines of complimentary programs due to changes in marketing programs and overall increases in casino revenues. Operating expenses increased $7.3 million to $310.1 million from $302.8 million. Gaming and admission taxes increased $5.5 million due to our increased revenue in 2004 offset by the fact that 2003 included a charge of $5.9 million in gaming and admission taxes due to new legislation in June 2003 relating to the 2002 Indiana gaming tax increase. Selling, general and administrative (“SG&A”) expense was relatively constant between years due primarily to a combined $1.4 million increase in promotions and payroll offset by a net decrease in city development fees of $1.1 million (including a $5 million decrease in city development fees due to an amendment to the development agreement with the City of Lawrenceburg that reduces our annual fee paid to the City of Lawrenceburg by $5 million annually). Depreciation and amortization expense increased $1.6 million primarily due to replacement of slot machines with TITO slot machines.

Riverside—Net revenues increased $50.6 million as casino revenues increased $50.3 million, or 52.4%, to $146.5 million due to the opening of our renovated casino property in December 2003, which included a 53% increase in gaming capacity, renovation of the pavilion and increased food and beverage facilities. Admissions increased 37% and win per admission increased 12%. Food, beverage and other (“FB&O”) revenue increased $7.7 million to $17.9 million due to our new restaurants, the increase in admissions with the opening of our new casino and limited food service during the first nine months of 2003 due to renovations in our buffet restaurant. With this increase in revenues and patrons, our promotional allowances increased $7.5 million, primarily in our complimentary food program.

Operating expenses increased $33.5 million. Gaming and admission taxes increased $12.7 million corresponding with our increase in revenues and admissions with the opening of our new casino in December 2003. SG&A expense and casino expense increased $5.6 million and $2.7 million, respectively, with our expanded casino operations. FB&O expense increased $5.2 million due to our expanded restaurant operations and the increase in patrons with our overall expanded facility as discussed above. Depreciation and amortization expense increased $7.6 million due to the project capital placed in service with the opening of our new casino in December 2003 and accelerated depreciation on our current parking garage structure to be demolished during early 2005 to allow construction of our new hotel. Additionally, operating margins have increased due to efficiencies from operating on one level and full implementation of TITO slot machines.

Joliet—Net revenues decreased $3.4 million due primarily to a decrease in casino revenues of $4.6 million, or 2.0%, to $228.2 million due to the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003. Joliet’s admissions decreased 11% year over year, however, win per admission increased 10%. Due to the commencement of an admission fee in August 2003, admission revenues were $8.8 million in 2004 compared with $2.8 million in 2003 while net admission revenue (net of complimentary admissions) was $1.2 million in 2004 compared with $1.1 million in 2003. Additionally, FB&O revenues decreased $2.7 million due to the reduced admissions.

Joliet’s operating expenses decreased $7.9 million.   Two items accounted for a combined $9.7 million decrease: a $6.5 million write-down of assets for the year ended December 31, 2003 and a $3.2 million gain on the sale of one of the Empress riverboats for the year ended December 31, 2004. The components of the remaining $1.8 million increase are: (a) an increase in gaming and admission taxes of $8.6 million due to the increased tax rates in Illinois, even though casino revenues have decreased; (b) decreases in casino expense and other operating expense of $4.6 million and $1.7 million, respectively, following the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates; and (c) a decrease in FB&O expense of $1.4 million corresponding to our decrease in revenues and admissions.

Alton—Net revenues decreased $2.4 million as casino revenues decreased $1.8 million, or 1.6%, to $107.2 million due to competitive pressures in the St. Louis market and the implementation of reduced hours commencing in August 2003 in response to the increased Illinois gaming taxes. Operating expenses increased $2.4 million as gaming and admission taxes increased $2.4 million, not ratably with the decrease in casino revenues due to the increased tax rates in Illinois. SG&A expense increased $1.6 million due to increases in payroll and insurance costs. Depreciation expense increased $0.7 million due to accelerating depreciation on slot product replaced with TITO slot product. Casino expense decreased $2.4 million due to the operational changes implemented in response to the Illinois tax legislation increasing gaming and admission tax rates.

Baton Rouge—Net revenues increased $3.2 million as casino revenues increased $3.0 million, or 3.8%, to $82.9 million due primarily to an increase in win per admission of 8% even though admissions were down 4%. Operating expenses decreased $0.6 million primarily due to a decrease in casino expense of $1.3 million offset by an increase in gaming and admission taxes of $0.6 million corresponding with the increase in casino revenues.

Sioux City—Net revenues increased $7.2 million due to an increase in casino revenues of $7.6 million, or 17.9%, to $49.9 million due to the positive impact of the transfer and renovation of the former Riverside riverboat casino to Sioux City and placed in service in September 2004. Casino revenue for the three months ended December 31, 2004 increased $3.3 million over the same period of 2003. This riverboat provides 125 additional slot machines and six additional table games . Additionally, admissions and win per admission year-over-year increased 16% and 2%, respectively due to the larger riverboat in the last portion of 2004 and our property renovations completed in the first quarter 2003. Operating expenses increased $2.5 million due primarily to increased gaming and admissions taxes of $2.4 million corresponding to the increase in casino revenues.

Corporate—Operating expenses increased $8.7 million due primarily to a $4.0 million increase in incentive compensation and salaries and $3.8 million in merger-related costs.

Other overall company costs were as follows:

Interest Expense—Net interest expense decreased $10.7 million to $64.9 million for the year ended December 31, 2004, from $75.6 million for the year ended December 31, 2003. This decrease is primarily attributable to refinancing our $350 million of 10.75% Notes with $350 million of 7% Notes. We capitalized $3.2 million of interest related to our casino construction projects for the year ended December 31, 2003, compared to $0.1 million for the year ended December 31, 2004.

Expense on early retirement of debt—For the year ended December 31, 2004, we recorded $26.0 million in expense related to the refinancing of our $350 million of 10.75% Notes with $350 million of 7% Notes.

Income Tax Expense—Income tax expense increased by $9.1 million to $54.1 million for the year ended December 31, 2004, from $45.0 million for the year ended December 31, 2003, due to increased pretax earnings.

Net Income—Net income was $61.5 million for the year ended December 31, 2004, compared to $51.7 million for the year ended December 31, 2003, due primarily to the factors discussed above.

Year ended December 31, 2003, compared to year ended December 31, 2002

A discussion of each of our properties operating results:

Lawrenceburg—Net revenues increased $35.1 million primarily due to an increase in casino revenues of $37.2 million, or 10.0%, to $410.9 million. This increase resulted from increases in admissions of 10.1%, the implementation of 24-hour gaming and revisions to our marketing programs. Additionally, promotional allowances increased $4.4 million across all lines of complimentary programs due to changes in marketing programs and overall increases in casino revenues. Operating expenses increased $39.3 million to $302.8 million from $263.5 million primarily in the following areas: gaming and admissions taxes increased $33.9 million due to an increase in the gaming tax rates effective with dockside gaming and the increase in revenues. Included in this increase was a charge of $5.9 million in gaming and admission taxes due to new legislation in June 2003 amending the calculation of the 2002 increase in Indiana gaming taxes. SG&A expense increased $5.7 million due primarily to an increase of $5.2 million in city development fees corresponding to the increase in revenues.

Joliet—Upon the opening of our new barge-based casino in May 2003, our net revenues increased for a short period; however, since the implementation of reduced hours of operations, the implementation of an admission fee and changes in marketing efforts commencing in August 2003 in response to Illinois tax legislation increasing gaming and admission tax rates effective July 2003, our net revenues decreased approximately 6% (September through December 2003) from 2002 levels. For the year ended December 31, 2003, net revenues decreased $7.3 million as follows: casino revenues decreased $4.9 million, or 2.1%, to $232.7 million and FB&O revenues decreased $1.5 million to $19.9 million due to market pressure arising from facility renovations by two competitors in 2002, commencement of dockside gaming in Indiana in August 2002 and the operational changes discussed previously. Admission revenues were $2.8 million in 2003 compared with no admission revenues in 2002 due to the commencement in August 2003 of the admission fee referenced above. Promotional allowances increased $3.7 million as we increased our promotional spending prior to the opening of our new barge-based casino as well as in reaction to increased competitive pressures in the first part of 2003.

Operating expenses increased $5.5 million as follows:   Although our casino revenues decreased, gaming and admission taxes increased $7.2 million due to the increased tax rates in Illinois. SG&A expense increased $1.5 million primarily due to increases in advertising and promotions in association with the opening of our barge-based casino. Depreciation and amortization expense increased $1.2 million due to accelerated depreciation related to planned asset retirements and our expanded asset base with the opening of our new barge-based casino. In addition, as a result of the increased gaming and admission tax rates enacted by the state of Illinois, we have decided not to further develop additional barge platforms under construction for our expansion project initially planned at our Joliet facility. Therefore, during 2003, we recorded a $6.5 million write-down of these barge platforms to their estimated net realizable value.

These operating expense increases were offset by the following decreases in operating expenses: casino expense decreased $6.1 million and other operating expenses decreased $1.8 million due to the operational changes we implemented in response to the Illinois tax legislation increasing gaming and admission tax rates. FB&O expense decreased $3.0 million corresponding to our reduced revenues and reduced payroll costs resulting from our operational changes.

Alton—Net revenues decreased $9.4 million consisting of: casino revenues decreasing $10.0 million, or 8.4%, to $108.9 million due to increased competitive pressures in the St. Louis market and the implementation of reduced hours commencing in August 2003 in response to the Illinois tax legislation discussed in our Joliet summary, FB&O revenues remaining constant at $9.2 million and promotional allowances decreasing $0.5 million due to the operational changes implemented as discussed previously. Operating expenses increased $1.9 million in two primary areas: although casino revenues were down, gaming and admission taxes increased $4.0 million due to the increased tax rates in Illinois and casino expense decreased $1.1 million due to operational changes (reduced hours and staffing requirements) implemented in response to the Illinois tax increase legislation. The remaining decrease is spread throughout other areas of our operations.

Riverside—Net revenues decreased $2.0 million due primarily to construction disruption related to our new casino, which opened in December 2003. The components of this decrease are: casino revenues and FB&O revenues decreased $2.3 million and $0.6 million, respectively, due to construction disruption and the corresponding reduction in admissions. Promotional allowances were reduced $0.9 million during our construction period. Operating expenses increased $4.9 million as follows: depreciation and amortization expense increased $1.9 million due to accelerated depreciation on slot machines due to TITO replacements and the increased asset base with the opening of our new casino in December 2003. SG&A expenses increased $2.0 million due primarily to increased advertising and promotional costs related to the opening of our new casino. We had a slight increase in casino expenses of $0.7 million. This increase occurred entirely in the fourth quarter 2003 of operations due to the increased capacity and operating requirements of our new casino.

Baton Rouge—Net revenues increased $2.9 million consisting of an increase in casino revenues of $2.7 million, or 3.5%, to $79.9 million due primarily to renovations completed in the third quarter 2002 and an increase in FB&O revenue of $0.5 million primarily in banquet and catering in our hotel operations. Promotional allowances increased marginally, $0.3 million to $12.4 million. Operating expenses increased $3.3 million as follows: SG&A expense increased $1.2 million in payroll and other costs primarily related to the overall increase in revenues and FB&O expense increased $1.0 million with the increase in revenues.

Sioux City—Net revenues increased $3.4 million consisting entirely of an increase in casino revenues of $3.4 million, or 8.7%, to $42.3 million due primarily to the positive impact of property renovations completed in the first quarter 2003. Operating expenses increased $2.2 million as gaming and admissions taxes increased $0.7 million corresponding to the increase in casino revenues and depreciation and amortization expense increased $0.7 million due to planned asset retirements and the expanded asset base with the renovations placed in service in the first quarter 2003. The remaining increase in operating expenses is spread throughout other areas primarily corresponding with our increase in revenues.

Corporate—Operating expenses increased $3.2 million consisting of: SG&A expense increased $2.5 million ($1.3 million of which related to our development efforts) and depreciation and amortization expense increased $0.7 million due to increased depreciation related to our data warehouse placed in service during the third quarter 2002.

Other overall company costs were as follows:

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

Liquidity and Capital Resources

During 2004, we generated cash flows from operating activities of $168.7 million compared to $162.9 million for 2003. This increase is attributable to our increase in operating income due to improved operating performance.

During 2004, we used cash flows for investing activities of $70.0 million versus $136.0 million for 2003. During 2004, our investing activities included $75.3 million for purchases of property and equipment compared to $136.6 million in property and equipment purchases in 2003. Capital expenditures in 2004 consisted of $39.1 million in maintenance capital and $36.2 million in project capital (consisting primarily of final payments on our new Riverside casino and on the new garage construction totaling $31.3 million and $4.8 million in payments for the renovation of the former Riverside riverboat placed in service at our Sioux City facility). Capital expenditures in 2003 consisted of $29.8 million in maintenance capital and $106.8 million in project capital (consisting primarily of payments of $69.2 million, $31.5 million and $3.7 million for construction and expansion projects at our Joliet, Sioux City and Riverside facilities, respectively).

During 2004, we used $85.8 million in cash flows for financing activities compared to $19.4 million in cash flows used for financing activities in 2003. During 2004, we used $378.0 million for payments related to the repurchase of our 10.75% Notes offset by cash provided through the issuance of $350 million of our new 7% Notes. Additionally, we incurred $11.8 million for deferred finance fees related to the 7% Notes and our Third Amended and Restated Credit Agreement. During 2004 and 2003, we paid down $48.7 million and $18.9 million, respectively, on our revolving Credit Facility.

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (“Credit Facility”) with a revolving line of credit of $500 million and a Term Loan of $175 million maintaining a total Credit Facility of $675 million. In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Notes due 2014, together with funds from our Credit Facility. These funds were used to repurchase the $350 million 10.75% Notes due 2009. Related to this refinancing, we paid approximately $28.0 million in premiums. Funding of this debt purchase, call premium and accrued interest was from funds available under our Credit Facility.

At December 31, 2004, we had approximately $80.1 million of cash and cash equivalents and $261.7 million outstanding on our Credit Facility ($87.1 million on our revolving Credit Facility and $174.6 million on our Term Loan) and $550.0 million of Subordinated Notes (due in 2011 and 2014). As of December 31, 2004, we had outstanding letters of credit of $9.9 million. As of March 9, 2005, subject to the limitations imposed by our debt incurrence covenant, availability under the Credit Facility was approximately $401.1 million.

Our Subordinated Notes due in 2011 and 2014 contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of December 31, 2004 are as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0. As of December 31, 2004, we are in compliance with all of these ratios.

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

During May 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock. The repurchases can be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions. As of the filing date of this report, we have made no stock repurchases under this program. Additionally, under the terms of our merger agreement with Penn National Gaming, Inc., no dividends can be declared, set aside or paid and we can make no redemptions or repurchases of our stock.

We continue to make capital investments at our existing properties for expansion and product enhancement. In 2004, we spent $31.3 million on final payments for our new Riverside casino and our new Riverside garage in addition to spending $4.8 million to refurbish our former Riverside riverboat to place it in service at our Sioux City location. In 2003, we spent $69.2 million on our approximately $105 million renovation of our Riverside facility (excluding $16.1 million in payables at December 31, 2003), $31.5 million on a new barge-based casino for our Joliet property to complete our approximately $43 million project and $3.7 million for renovations at our Sioux City facility to complete our approximately $6 million project. We opened our new facilities in Riverside and Joliet in December 2003 and May 2003, respectively.

In 2005, our capital projects for the new Riverside garage and hotel and our new Lawrenceburg facility will continue and we expect maintenance capital expenditures primarily related to facility enhancements to be approximately $34 million. Additionally, we plan to close our purchase of Raceway Park in Toledo, Ohio for approximately $20 million during 2005. We expect to fund these expenditures from internally generated cash and availability under our Credit Facility.

Given our significant cash generation capabilities, we seek investment opportunities at our existing properties or into new assets. In addition, we may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under the terms of our merger agreement with Penn National Gaming, Inc., we cannot incur, assume or prepay any long-term or short-term debt or issue any debt securities, except for borrowings under existing lines of credit and actions taken in the ordinary course of business consistent with past practice.

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

Contractual obligations, as of December 31, 2004, mature as follows:

	One year and less	2 - 3 years	3 - 5 years	After 5 years	Total
Debt	$2,512	$3,910	$91,104	$716,601	$814,127
Operating leases	2,950	1,863	1,508	19,757	26,078
Total	$5,462	$5,773	$92,612	$736,358	$840,205

Not included in the above table are certain employee related obligations that will result upon the consummation of the pending sale to Penn. The sale will trigger the “change of control” provisions in certain of our benefit plans, including retention bonuses, employment agreements, executive long-term incentive plan and executive severance agreements for certain key employees. The executive severance agreements provide for, among other things, a payment of up to three times the executive’s annual salary and bonus, as defined. Our executive long-term incentive plan also contains a change of control provision whereby the balance vested upon the change of control is paid. We estimate that combined, these items total approximately $20 million.

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

Goodwill—We have approximately $727 million of goodwill recorded on our balance sheet at December 31, 2004. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses. Future events, such as the failure to obtain the statutory rollback of the Illinois gaming tax rate or the enactment of increased gaming or admission tax rates, could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment—Our operations are capital intensive and we make capital investments in each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2004, we have approximately $545 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals—Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon claims reserves established by the third-party administrator processing our claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Effective Gaming Tax Rates—The states of Illinois, Indiana and Iowa assess gaming taxes on a graduated scale based on casino revenues. In these states, we record gaming taxes based upon effective gaming tax rates for each of our casinos. These effective rates are based upon gaming tax rates and estimates of annual casino revenues. Increases or decreases in our actual or estimated casino revenues or changes in statutory gaming tax rates could require changes to our effective gaming tax rates. Management reviews our effective gaming tax rates at the end of each reporting period.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12/31/04
	(Dollars in thousands)
Fixed rate debt maturities	$762	$194	$216	$239	$265	$550,789	$552,465	$614,965
Average interest rate	10.5%	10.5%	10.5%	10.5%	10.5%	7.7%
Variable rate debt maturities	$1,750	$1,750	$1,750	$1,750	$88,850	$165,812	$261,662	$262,535
Average interest rate	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Argosy Gaming Company are included in this report:

Consolidated balance sheets at December 31, 2004 and 2003
Consolidated statements of income for each of the three years ended December 31, 2004
Consolidated statements of cash flows for each of the three years ended December 31, 2004
Consolidated statements of stockholders’ equity for each of the three years ended December 31, 2004
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm—Financial Statements
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

ARGOSY GAMING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$80,069	$67,205
Accounts receivable, net of allowance for doubtful accounts of $1,764 and $1,893, respectively	3,534	4,292
Income taxes receivable	8,705	1,015
Deferred income taxes	14,224	13,295
Other current assets	10,064	7,196
Total current assets	116,596	93,003
Net property and equipment	544,929	548,120
Other assets:
Deferred finance costs, net of accumulated amortization of $8,747 and $15,120, respectively	19,576	16,748
Goodwill, net of accumulated amortization of $11,334	727,470	727,470
Intangible assets, net of accumulated amortization of $12,599 and $11,894, respectively	24,263	26,092
Other	5,622	439
Total other assets	776,931	770,749
Total assets	$1,438,456	$1,411,872
Current liabilities:
Accounts payable	$10,032	$26,955
Accrued payroll and related expenses	25,447	24,125
Accrued gaming and admission taxes	12,424	14,486
Other accrued liabilities	76,317	70,070
Accrued interest	17,627	9,296
Current maturities of long-term debt	2,512	4,648
Total current liabilities	144,359	149,580
Long-term debt	811,615	865,510
Deferred income taxes	107,794	93,119
Other long-term obligations	1,926	419
Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,553,772 and 29,314,542 shares issued and outstanding, respectively	296	293
Capital in excess of par	98,580	92,551
Accumulated other comprehensive (loss)	—	(1,941)
Retained earnings	273,886	212,341
Total stockholders’ equity	372,762	303,244
Total liabilities and stockholders’ equity	$1,438,456	$1,411,872

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Casino	$1,054,000	$970,982	$944,724
Admissions	21,930	15,548	11,421
Food, beverage and other	105,482	97,932	97,905
	1,181,412	1,084,462	1,054,050
Less promotional allowances	(140,562)	(124,958)	(117,237)
Net revenues	1,040,850	959,504	936,813
Costs and expenses:
Gaming and admission taxes	367,306	335,172	289,802
Casino	124,521	131,725	139,466
Selling, general and administrative	167,980	150,439	138,105
Food, beverage and other	75,934	70,158	70,368
Other operating expenses	39,797	40,995	41,551
Depreciation and amortization	61,961	52,223	47,417
Gain on disposition of asset held for sale	(3,155)	—	—
Write-down of assets	—	6,500	—
	834,344	787,212	726,709
Income from operations	206,506	172,292	210,104
Other income (expense):
Interest income	151	156	116
Interest expense	(65,015)	(75,752)	(81,305)
Expense on early retirement of debt	(26,040)	—	—
	(90,904)	(75,596)	(81,189)
Income before income taxes	115,602	96,696	128,915
Income tax expense	(54,057)	(44,963)	(57,367)
Net income	$61,545	$51,733	$71,548
Basic net income per share	$2.09	$1.78	$2.48
Diluted net income per share	$2.07	$1.76	$2.43
Weighted Average Shares Outstanding:
Basic	29,443,767	29,148,106	28,880,849
Diluted	29,668,096	29,380,910	29,438,602

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$61,545	$51,733	$71,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,632	49,864	45,069
Amortization	6,600	6,514	6,359
Deferred income taxes	15,100	32,692	31,183
Compensation expense recognized on issuance of stock	27	177	—
Gain on disposition of asset held for sale	(3,155)	—	—
(Gain) loss on the disposal of equipment	(255)	(48)	482
Loss on early retirement of debt	26,040	—	—
Write-down of assets	—	6,500	—
Write-down of other assets	—	1,893	—
Changes in operating assets and liabilities:
Accounts receivable	758	(459)	551
Other current assets	(794)	(897)	452
Accounts payable	(2,030)	(3,742)	515
Accrued liabilities	13,580	11,740	10,695
Other	(8,373)	6,929	(1,241)
Net cash provided by operating activities	168,675	162,896	165,613
Cash flows from investing activities:
Purchases of property and equipment	(75,252)	(136,593)	(56,750)
Proceeds from asset held for sale	3,610	—	—
Other	1,644	587	475
Net cash used in investing activities	(69,998)	(136,006)	(56,275)
Cash flows from financing activities:
Repayments on credit facility, net	(48,663)	(18,850)	(106,650)
Proceeds from issuance of senior subordinated notes	350,000	—	—
Payments on senior subordinated notes, including early redemption premium	(377,961)	—	—
Increase in deferred finance costs	(11,764)	(1,654)	—
Proceeds from stock option exercises	3,357	1,981	744
Payments on long-term debt	(745)	(882)	(904)
Other	(37)	—	(29)
Net cash used in financing activities	(85,813)	(19,405)	(106,839)
Net increase in cash and cash equivalents	12,864	7,485	2,499
Cash and cash equivalents, beginning of year	67,205	59,720	57,221
Cash and cash equivalents, end of year	$80,069	$67,205	$59,720

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares	Common Stock	Capital in Excess of Par	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2001	28,829,480	$288	$86,845	$1,809	$89,060	$178,002
Exercise of stock options and other, including tax benefit	116,749	1	1,841	—	—	1,842
Comprehensive income:
Other comprehensive (loss)—interest rate swaps	—	—	—	(5,392)	—	(5,392)
Net income	—	—	—	—	71,548	71,548
Comprehensive income						66,156
Balance, December 31, 2002	28,946,229	289	88,686	(3,583)	160,608	246,000
Exercise of stock options and other, including tax benefit	368,313	4	3,688	—	—	3,692
Restricted stock compensation expense	—	—	177	—	—	177
Comprehensive income:
Other comprehensive income—interest rate swaps	—	—	—	1,642	—	1,642
Net income	—	—	—	—	51,733	51,733
Comprehensive income						53,375
Balance, December 31, 2003	29,314,542	293	92,551	(1,941)	212,341	303,244
Exercise of stock options and restricted stock award, including tax benefit	239,230	3	6,002	—	—	6,005
Restricted stock compensation expense	—	—	27	—	—	27
Comprehensive income:
Other comprehensive income—interest rate swaps	—	—	—	1,941	—	1,941
Net income	—	—	—	—	61,545	61,545
Comprehensive income						63,486
Balance, December 31, 2004	29,553,772	$296	$98,580	$—	$273,886	$372,762

See accompanying notes to consolidated financial statements.

ARGOSY GAMING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.   Organization and Pending Sale

Organization—Argosy Gaming Company (“the Company”) provides casino-style gaming and related entertainment to the public and, through our subsidiaries, operates riverboat casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa.

Pending merger—The Company entered into a definitive Merger Agreement (“Merger Agreement”) with Penn National Gaming, Inc. (“Penn”) on November 3, 2004. Under the terms of the Merger Agreement, we have agreed to sell all of the outstanding stock of the Company to Penn for $47 per share and assume all of our indebtedness for aggregate consideration of approximately $2.2 billion. Our shareholders ratified the merger agreement on January 20, 2005. The transaction is subject to approval by each company’s respective state regulatory bodies, and to certain other necessary regulatory approvals and other customary closing conditions contained in the Merger Agreement. The transaction is not conditioned on financing and, pending regulatory approvals, is expected to close in the second half of 2005 (see Note 16).

2.   Summary of Significant Accounting Policies

Basis of Presentation—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. Under certain conditions, our subsidiaries are required to obtain approval from state gaming authorities before making distributions to Argosy. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Argosy” or the “Company,” refer to Argosy Gaming Company and all of its subsidiaries. Certain 2003 and 2002 amounts have been conformed to the 2004 presentation format.

Cash and Cash Equivalents—We consider cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment—We record property and equipment at cost. We amortize leasehold improvements over the life of the respective lease. Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings, leasehold and shore improvements	5 to 33 years
Riverboats, barges, docks and improvements	5 to 20 years
Furniture, fixtures and equipment	3 to 10 years

Assets held for Sale—We classify assets held for sale as other current assets when the assets are removed from service and available for sale. We have two riverboats previously used in our operations with an aggregate book value of $3,350 at December 31, 2004 that are included in other current assets. During 2004, we sold one riverboat resulting in a pretax gain of $3,155.

Capitalized Interest—We capitalize interest for associated borrowing costs of construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized in 2004, 2003 and 2002 was $80, $3,214 and $1,065, respectively.

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

Goodwill—Goodwill represents the cost of net assets acquired in excess of their fair value. In accordance with SFAS 142, all goodwill is subject to impairment testing at least annually. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first test is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

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

	Years Ended December 31,
	2004	2003	2002
Admissions	$10,279	$9,489	$8,298
Hotel rooms	3,115	2,802	2,455
Food, beverage and other	40,960	37,628	37,389

Advertising Costs—We expense advertising costs as incurred. Advertising expense was $15,213, $15,122, and $13,316 in 2004, 2003 and 2002, respectively.

New Accounting Standards—In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. We are currently evaluating the impact that this statement will have on our financial condition or results of operations.

3.   Property and Equipment

	December 31,
	2004	2003
Land and land improvements	$64,601	$53,367
Buildings, leasehold and shore improvements	333,473	315,548
Riverboats, barges, docks and improvements	173,699	205,234
Furniture, fixtures and equipment	217,758	207,333
Construction in progress	7,492	4,973
	797,023	786,455
Less accumulated depreciation and amortization	(252,094)	(238,335)
Net property and equipment	$544,929	$548,120

4.   Intangible Assets

	As of December 31, 2004			As of December 31, 2003
	Gross		Weighted-	Gross		Weighted-
	Carrying	Accumulated	average	Carrying	Accumulated	average
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life
Deferred licensing fees	$30,933	$(8,884)	28.0	$30,933	$(7,779)	28.0
Intangibles—trade name	4,300	(2,938)	5.0	4,300	(2,078)	5.0
Other intangibles	1,629	(777)	5.7	2,753	(2,037)	7.9
Totals	$36,862	$(12,599)		$37,986	$(11,894)

We recorded amortization expense of $2,329, $2,359 and $2,348 for the years ended December 31, 2004, 2003 and 2002, respectively. Future amortization expense of our existing intangible assets for the years ended December 31 is as follows:

2005	$2,272
2006	1,812
2007	1,182
2008	1,177
2009	1,176
Thereafter	16,644
Total	$24,263

5.   Other Accrued Liabilities

	December 31,
	2004	2003
Accrued city fees	$34,479	$30,431
Accrued liability insurance	12,351	12,114
Slot club liability	5,866	5,553
Interest rate swaps	—	3,236
Other	23,621	18,736
Totals	$76,317	$70,070

6.   Long-Term Debt

	December 31,
	2004	2003
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires September 30, 2009, interest payable at least quarterly at either LIBOR or prime plus/minus a margin (from 3.63% to 5.5% at December 31, 2004)	$87,100	$42,200
Term Loan, matures June 30, 2011, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin (4.31% at December 31, 2004)	174,562	268,125
	261,662	310,325
Subordinated Notes:
Due June 1, 2009, including unamortized premium of $6,623 at December 31, 2003, interest payable semi-annually at 10.75%	—	356,623
Due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Due January 2014, interest payable semi-annually at 7.0%	350,000	—
	550,000	556,623
Notes Payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	2,465	3,210
Total long-term debt	814,127	870,158
Less: current maturities	2,512	4,648
Long-term debt, less current maturities	$811,615	$865,510

We have borrowings outstanding under two separate Subordinated Notes issues totaling $550,000 (“Subordinated Notes”). On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (“Credit Facility”) with a revolving line of credit up to $500,000 and a Term Loan of $175,000 maintaining a total Credit Facility of $675,000. The Credit Facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers. Substantially all of our subsidiaries fully and unconditionally guarantee our 9% Subordinated Notes on a joint and several basis. All of our Subordinated Notes rank junior to all of our senior indebtedness, including borrowings under the Credit Facility.

In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350,000 in new 7% Notes due 2014, together with funds from our Credit Facility. These funds were used to repurchase the $350,000 10.75% Notes due 2009. Related to this refinancing, we paid $26,040 in net premiums and fees. Funding of this debt purchase, call premium and accrued interest was from funds available under our Credit Facility.

Should our pending merger with Penn be deemed a change of control as defined under our Subordinated Note indentures, we would be required to make a change of control offer to our subordinated note holders at a cash price equal to 101% of the principal amount of our outstanding Subordinated Notes plus accrued interest. This change of control offer is required to be made within 30 business days following a change of control triggering event. Prior to the commencement of a change of control, we will terminate all commitments of indebtedness under the Credit Facility or obtain the requisite consents under the Credit Facility to permit the repurchase of the notes as described above.

Our Subordinated Notes due in 2011 and 2014 contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of December 31, 2004 are as follows: (1) Total Funded Debt to

EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0. As of December 31, 2004, we are in compliance with these ratios. We have $9,881 in letters of credit outstanding at December 31, 2004. We have no off balance sheet debt.

Under our Subordinated Notes indentures, our ability to make dividends and other distributions on our common stock and make investments outside of the Company and its restricted subsidiaries is generally limited to 50% of our consolidated net income since July 1, 1999. In addition, we are restricted from incurring additional indebtedness, which, after giving effect of the additional indebtedness, would cause our Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense for the most recent four fiscal quarters on a pro forma basis) to be less than 2.0 to 1. None of these covenants currently places any material limitations on our anticipated future operating or capital plans.

Interest expense for the years ended December 31, 2004, 2003 and 2002, was $65,015 (net of $80 capitalized), $75,752 (net of $3,214 capitalized) and $81,305 (net of $1,065 capitalized), respectively.

Long-term debt matures as follows:

Years Ended December 31,
2005	$2,512
2006	1,944
2007	1,966
2008	1,989
2009	89,115
Thereafter	716,601
Total	$814,127

7.   Derivative Financial Instruments

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, requires all derivative financial instruments, such as interest rate swaps, to be recognized as either assets or liabilities in the balance sheet and measured at fair value. Under our Second Amended and Restated Credit Agreement (replaced with the Third Amended and Restated Credit Agreement dated September 30, 2004) we used interest rate swap agreements from separate financial institutions to manage our interest rate risk associated with our Term Loan. We entered into three interest rate swaps that fixed the interest rate as of October 31, 2001, for a combined original notional amount of $200,000 of our variable rate Term Loan. The three separate swap agreements carried original notional amounts of $100,000, $50,000 and $50,000 and two had reductions in the notional amounts proportionally with the quarterly payments on the Term Loan beginning December 31, 2001. For each swap agreement, we agreed to receive a floating rate of interest on the notional amount based upon a three month LIBOR rate (plus a 2.75% spread) in exchange for fixed rates ranging from 6.19% to 6.27%. All three swap agreements matured on September 30, 2004.

These interest rate swap agreements were cash flow hedges as we agreed to pay fixed rates of interest, which were hedged against changes in the amount of future cash flows associated with variable interest obligations. Accordingly, the fair value of our swap agreements was reported on the balance sheet in other current liabilities ($3,236 pretax at December 31, 2003) and the related change in fair value of these agreements, net of tax is included in stockholders’ equity as a component of accumulated other comprehensive income (loss) ($1,941, $1,642 and ($5,392) for the years ended December 31, 2004, 2003 and 2002, respectively). If any of these agreements were determined to have hedge ineffectiveness, the gains or losses associated with the ineffective portion of these agreements would be immediately recognized in income. For the years ended December 31, 2004, 2003 and 2002, the gains (losses) on the ineffective portion of our swap agreements were not material to the consolidated financial statements.

8.   Income Taxes

Income tax (expense) for the years ended December 31, 2004, 2003 and 2002, consists of the following:

	2004	2003	2002
Current:
Federal	$(2,546)	$(9,076)	$(24,819)
State	(37,765)	(3,812)	(6,109)
	(40,311)	(12,888)	(30,928)
Deferred:
Federal	(30,865)	(27,062)	(23,586)
State	17,119	(5,013)	(2,853)
	(13,746)	(32,075)	(26,439)
Income tax expense	$(54,057)	$(44,963)	$(57,367)

Income tax expense for the years ended December 31, 2004, 2003 and 2002, differs from that computed at the federal statutory corporate tax rate as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	11.6	10.6	7.3
Other, net	0.2	0.9	2.2
	46.8%	46.5%	44.5%

The tax effects of significant temporary differences representing deferred tax assets and (liabilities) at December 31, 2004 and 2003 are as follows:

	2004	2003
Depreciation	$(35,515)	$(27,980)
Preopening	586	834
Accrued insurance	4,883	4,815
Benefit of net operating loss carryforward	238	805
Goodwill amortization	(71,491)	(50,870)
Interest rate swaps	—	1,294
Other state taxes	—	(15,642)
Other, net	7,729	6,920
Net deferred tax liability	$(93,570)	$(79,824)

During 2004, based upon rulings from the Indiana Supreme Court favorable to the Indiana Department of Revenue (“IDR”), we settled proposed and pending assessments from the IDR in connection our Indiana income tax returns for the years ended 1997 through 2003. These assessments had been provided for in our accruals as of December 31, 2003. The assessments were based upon the IDR’s position that state gaming taxes which are based on gaming revenues are not deductible for Indiana income tax purposes.

9.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share—Net Income	$61,545	$51,733	$71,548
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	29,443,767	29,148,106	28,880,849
Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	224,329	192,601	478,739
Warrants	—	27,901	79,014
Restricted stock	—	12,302	—
Dilutive potential common shares	224,329	232,804	557,753
Denominator for diluted earnings per share—adjusted
weighted-average shares and assumed conversions	29,668,096	29,380,910	29,438,602
Basic earnings per share	$2.09	$1.78	$2.48
Diluted earnings per share	$2.07	$1.76	$2.43

The remaining outstanding warrants were converted into shares of common stock during the second quarter 2003. As of the dates below, the following stock options to purchase shares of common stock were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

	Employee stock options		Director stock options
	Shares	Exercise Prices	Shares	Exercise Prices
December 31, 2004	593,796	$37.71	43,000	$37.71 - $39.99
December 31, 2003	63,844	$21.75 - $35.18	20,500	$22.30 - $39.99
December 31, 2002	65,655	$35.18	3,000	$39.99

10.   Supplemental Cash Flow Information

We paid $52,339, $74,050 and $79,741 for interest, and $46,646, $5,342 and $27,500 for income taxes in 2004, 2003 and 2002, respectively. In 2004, we purchased $60,359 in property and equipment, including $1,241 of purchases accrued at December 31, 2004. This $1,241 has been netted against our purchases of property and equipment and accounts payable in our statement of cash flows for 2004. In 2003, we purchased $149,831 in property and equipment, including $16,134 of purchases accrued at December 31, 2003. This $16,134 has been netted against our purchases of property and equipment and accounts payable in our statement of cash flows for 2003. In 2004, we incurred $3,783 in costs associated with our proposed merger with Penn, of which $3,448 was in our accrued liabilities at December 31, 2004. We issued 239,230, 368,313 and 116,749 shares of additional common stock resulting from the exercise of stock options and the conversion of warrants during 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, we recorded a tax benefit of $2,648, $1,711 and $1,055, respectively, from the exercise of common stock options.

11.   Leases

Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2004:

Years Ended December 31,
2005	$2,950
2006	1,017
2007	846
2008	770
2009	738
Thereafter	19,757
Total	$26,078

Rent expense for the years ended December 31, 2004, 2003 and 2002, was $11,810, $10,491 and $11,891, respectively.

12.   Stock Option Plans

We adopted the Argosy Gaming Company Stock Option Plan, as amended, (“Stock Option Plan”), which provides for the grant of non-qualified stock options for up to 3,500,000 shares of common stock to our key employees. These options expire 10 years after their respective grant dates and become exercisable over specified vesting periods. The weighted-average fair value of options granted was $15.18, $8.38 and $12.27 during 2004, 2003 and 2002, respectively.

We also have adopted the Argosy Gaming Company 1993 Directors Stock Option Plan (“Directors Option Plan”), which provides for a total of 100,000 shares of common stock to be authorized and reserved for issuance. The Directors Option Plan provides for the grant of non-qualified stock options at fair market value to our non-employee directors. These options expire five years after their respective grant dates and become exercisable over a specified vesting period. The weighted-average contractual life of outstanding options at December 31, 2004, is approximately 3.56 years and the weighted-average exercise price of options exercisable is $34.24. The weighted-average fair value of options granted during 2004 and 2002 was $15.75 and $16.68, respectively. No options were granted in 2003.

Under the terms of our merger agreement with Penn, we are restricted from issuing additional stock options under both the Stock Option Plan and the Directors Option Plan for the period from the date of the agreement to the effective time of the merger.

A summary of Stock Option activity is as follows:

	Stock Option Plan		Directors Option Plan
	Shares	Weighted- average Exercise Price Per Share	Shares	Weighted- average Exercise Price Per Share
Outstanding, December 31, 2001	610,585	$7.57	9,000	$22.30
Granted	314,492	23.97	12,000	36.39
Exercised	(116,249)	6.31	(500)	22.30
Forfeited	(7,812)	26.44	—	—
Outstanding, December 31, 2002	801,016	14.01	20,500	30.54
Granted	306,722	19.51	—	—
Exercised	(276,873)	5.87	—	—
Forfeited	(47,406)	21.92	—	—
Outstanding, December 31, 2003	783,459	18.56	20,500	30.54
Granted	743,571	36.29	40,000	37.71
Exercised	(224,230)	14.72	(2,500)	22.30
Forfeited	(83,274)	28.70	—	—
Outstanding, December 31, 2004	1,219,526	29.38	58,000	35.84

The following table summarizes information about options outstanding under the Stock Option Plan at December 31, 2004:

Range of Exercise Prices	Outstanding as of December 31, 2004	Weighted-average Remaining Contractual Life	Outstanding Weighted-average Exercise Price	Exercisable as of December 31, 2004	Exercisable Weighted-average Exercise Price
$3.13 - $7.0625	39,527	2.80	$3.19	39,527	$3.19
$18.00 - $19.92	263,575	7.93	19.51	103,861	18.98
$21.08 - $25.90	253,183	8.02	22.58	49,849	21.22
$35.15 - $39.99	663,241	9.17	37.47	32,014	35.18
	1,219,526	8.46	29.38	225,251	19.01

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

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except share data)
Net income
As reported	$61,545	$51,733	$71,548
Pro forma stock-based compensation cost, net of tax benefit	(2,612)	(1,063)	(557)
Pro forma	$58,933	$50,670	$70,991
Diluted net income per share
As reported	$2.07	$1.76	$2.43
Pro forma stock-based compensation cost, net of tax benefit	(0.09)	(0.04)	(0.01)
Pro forma	$1.98	$1.72	$2.42
Weighted-average assumptions
Dividend yield	0%	0%	0%
Expected stock price volatility	39.3%-43.9%	44.3%	49.3%-50.9%
Risk-free interest rate	3.23%-3.80%	3.22%	2.73%-3.25%
Expected option lives (years)	5	5	5 - 7

These pro forma amounts to reflect SFAS 123 option expense may not be representative of future disclosures because the estimated fair value of the options is amortized to expense over the vesting period and additional options may be granted in the future.

13.   Employee Benefit Plan

We established a 401(k) defined-contribution plan, which covers substantially all of our full-time employees. Participants can contribute a portion of their eligible salaries (as defined) subject to maximum limits, as determined by provisions of the Internal Revenue Code. We match a portion of participants’ contributions in an amount determined annually by us. Expense recognized under the plan was approximately $2,512, $2,366 and $2,477 in 2004, 2003 and 2002, respectively.

14.   Fair Value of Financial Instruments

The estimated fair values of our financial instruments at December 31, 2004, are as follows:

	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$80,069	$80,069
Liabilities:
Senior Secured Line of Credit	87,100	87,100
Term Loan	174,562	175,435
Subordinated Notes (9%)	200,000	224,000
Subordinated Notes (7%)	350,000	388,500
Other long-term debt	2,465	2,465

The fair value of the Subordinated Notes and Term Loan is based on quoted market prices. We estimate the fair value of the remainder of our long-term debt approximates carrying value.

15.   Quarterly Financial Information (unaudited)

	First(1)	Second(1)	Third(2)	Fourth
2004:
Net revenues	$264,089	$254,564	$266,488	$255,709
Income from operations(2)	53,072	52,143	55,131	46,160
Other expense, net(1)	43,307	17,339	15,615	14,643
Net income(1), (2)	3,960	18,583	21,140	17,862
Basic net income per share	0.13	0.63	0.72	0.61
Diluted net income per share	0.13	0.63	0.71	0.60

	First	Second(3)(4)	Third	Fourth
2003:
Net revenues	$236,332	$248,345	$242,938	$231,889
Income from operations(4)	45,553	32,691	49,853	44,195
Other expense, net	18,896	18,954	19,034	18,712
Net income	14,661	6,949	16,489	13,634
Basic net income per share	0.51	0.24	0.56	0.47
Diluted net income per share	0.50	0.24	0.56	0.46

(1)          Includes $26,040 of pre-tax expense on early retirement of debt ($25,277 and $763 in the first and second quarters of 2004, respectively).

(2)          We recorded a $3,155 gain on the sale of one of the former riverboats used at our Joliet facility.

(3)          During the second quarter 2003, Illinois enacted additional legislation increasing gaming and admission tax rates.

(4)          We recorded a $6,500 write-down of assets at our Joliet facility related to assets previously held for future development. Additionally, we recorded a $5,900 charge at our Indiana facility due to legislation enacted regarding the calculation of the 2002 Indiana gaming tax rate increase.

16.   Commitments and Contingent Liabilities

As discussed in Note 1, we entered into a definitive merger agreement with Penn agreeing to sell all of the outstanding stock of Argosy Gaming Company to Penn, subject to customary conditions. Argosy shareholders ratified the Merger Agreement on January 20, 2005. The transaction is subject to regulatory approvals and is expected to close in the second half of 2005. This merger will trigger the “change of control” provisions in certain of our benefit plans, including retention bonuses, employment agreements, executive long-term incentive plan and executive severance agreements for certain key management. The executive severance agreements provide for, among other things, a payment of up to 3 times the executive’s annual salary, as defined.  Our Long-Term Incentive Bonus Plan provides for a pro-rated portion of the earned bonus to be paid to certain key management upon a change of control. Management estimates that, combined, these items total approximately $20,000. Our Employee Stock Option Plan and our Director Option Plan (“Option Plans”) contain a change of control provision whereby the vesting is accelerated upon a change of control. A termination fee is payable by Argosy to Penn under certain circumstances pursuant to the merger agreement in the amount of $41,500 if Argosy accepts a superior acquisition proposal and terminates the Merger Agreement between the date of the shareholder vote on the merger and the effective time of the merger.

Also, we are subject from time to time to various legal and regulatory proceedings in the ordinary course of business. We believe current proceedings will not have a material effect on our financial condition or the results of our operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Argosy Gaming Company

We have audited the accompanying consolidated balance sheets of Argosy Gaming Company (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argosy Gaming Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Argosy Gaming Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Chicago, Illinois
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Argosy Gaming Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.), that Argosy Gaming Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Argosy Gaming Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Argosy Gaming Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Argosy Gaming Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Argosy Gaming Company as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Chicago, Illinois
March 14, 2005

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in Item 8.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Argosy have been detected.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement filed March 15, 2005.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement filed March 15, 2005.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement filed March 15, 2005.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement filed March 15, 2005.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement filed March 15, 2005.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K.

1.                Consolidated financial statements filed as part of this report are listed under Part II, Item 8.

2.                The following consolidated financial schedule of Argosy Gaming Company are included in response to Item 15 (a):

(a)           Condensed Financial Information for Parent Company Only Schedule I.

(b)          All other schedules specified under Regulation S-X for Argosy Gaming Company have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.

3.                The exhibits listed on the “Index to Exhibits” are filed with this report or incorporated by reference as set forth below.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated November 3, 2004, among the Company, Penn National Gaming, Inc. and Thoroughbred Acquisition (previously filed with the Securities and Exchange Commission (“SEC”) as an Exhibit to the Company’s Form 8-K dated November 5, 2004, and incorporated herein by reference).

2.2	First Amendment to Agreement and Plan of Merger dated December 23, 2004, among the Company, Penn National Gaming, Inc. and Thoroughbred Acquisition.
3.1

Amended and Restated Certification of Incorporation of the Company (previously filed with the SEC as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on February 17, 1993 (File No. 33-55878) and incorporated herein by reference).

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

4.5

Indenture dated as of February 12, 2004, by and among the Company, JP Morgan Trust Company, as Trustee, for the Company’s 7% Senior Subordinated Notes due 2014 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11853) and incorporated herein by reference).

4.6

Form of the Company’s 7% Senior Subordinated Notes due 2014 issued on February 12, 2004, in the aggregate principal amount of $350,000,000 (included as Exhibit A to Exhibit 4.5) (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11853) and incorporated herein by reference).

10.1

Third Amended and Restated Credit Agreement dated September 30, 2004, among the (1) Company, Alton Gaming Company, Argosy of Iowa, Inc., Argosy of Louisiana, Inc., Belle of Sioux City, L.P., Catfish Queen Partnership In Commendam, Centroplex Centre Convention Hotel, L.L.C., Empress Casino Joliet Corporation, Indiana Gaming II, L.P., The Indiana Gaming Company, Indiana Gaming Holding Company, Indiana Gaming Company, L.P., Iowa Gaming Company, Jazz Enterprises, Inc. and The Missouri Gaming Company, (2) each of the financial institutions from time to time party hereto (collectively, the “Lenders”); (3) Calyon New York Branch and Bank Of Scotland, as Co-Syndication Agents; (4) Morgan Stanley Bank and Bank Of America, N.A., as Co-Documentation Agents; and (5) Wells Fargo Bank, National Association, a national banking association, as Administrative Agent, L/C Issuer and Swing Line Lender (previously filed with the SEC as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-11853) and incorporated herein by reference).

10.2

Trust Agreement, dated July 24, 2001, between Argosy Gaming Company and LaSalle Bank National Association (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated August 14, 2001 (File No. 1-11853) and incorporated herein by reference).

10.3

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

10.5	Annual Management Bonus Plan (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated February 9, 2005 (File No. 1-11853) and incorporated herein by reference).
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

10.10	Amendment Number One to Employment Agreement between the Company and James A. Gulbrandsen dated as of September 24, 2004.
10.11

Employment Agreement between the Company and John Jones dated January 12, 2004 (previously filed with the SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11853) and incorporated herein by reference).

10.12

Consulting Agreement between Penn National Gaming, Inc. and Richard J. Glasier dated November 3, 2004 (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated November 5, 2004 (File No. 1-11853) and incorporated herein by reference).

10.13

Consulting Agreement between Penn National Gaming, Inc. and Virginia McDowell dated November 3, 2004 (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated November 5, 2004 (File No. 1-11853) and incorporated herein by reference).

10.14

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

10.15

Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004 (previously filed with the SEC as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-11853) and incorporated herein by reference).

10.16

Transfer of Ownership Agreement dated July 24, 2001, among Argosy Gaming Company, Empress Casino Joliet Corporation and the Illinois Gaming Board (previously filed with the SEC as an Exhibit to the Company’s Form 8-K dated August 14, 2001 (File No. 1-11853) and incorporated herein by reference).

10.17

Key Employee 2004 Long Term Incentive Cash Award dated April 29, 2004 between the Company and all Officers, General Managers and Director level employees of the Company who received a stock option award on April 29, 2004.

21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney of directors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2005.

ARGOSY GAMING COMPANY
By:	/s/ RICHARD J. GLASIER
Richard J. Glasier
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date
/s/ RICHARD J. GLASIER	Chief Executive Officer, President	March 15, 2005
Richard J. Glasier	and Director
/s/ DALE R. BLACK	Senior Vice President—Chief Financial	March 15, 2005
Dale R. Black	Officer (Principal Accounting Officer)
*	Director
Edward F. Brennan
*	Director
George L. Bristol
*	Director
F. Lance Callis
*	Director
William F. Cellini
*	Director
Jimmy F. Gallagher
*	Director
James B. Perry
*	Director
John B. Pratt, Sr.
*	Director
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
Attorney-in-Fact

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS (Parent Company only)
December 31, 2004 and 2003
(All dollar amounts in thousands, except share data)

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$3,281	$3,438
Income taxes receivable	8,705	1,015
Receivables	365	540
Deferred income taxes	11,388	10,666
Other current assets	3,593	3,299
Total current assets	27,332	18,958
Net property and equipment	4,935	5,957
Deferred finance costs, net	19,576	16,748
Goodwill, net	294,173	294,173
Investment in and advances to consolidated subsidiaries	901,646	887,092
Other assets	388	254
Total assets	$1,248,050	$1,223,182
Current liabilities:
Accounts payable and accrued liabilities	$15,436	$15,807
Accrued interest	17,555	9,298
Current maturities of long-term debt	1,750	3,733
Total current liabilities	34,741	28,838
Long-term debt	809,912	863,215
Deferred income taxes	29,402	27,745
Other long-term obligations	1,233	140
Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,553,772 and 29,314,542 shares issued and outstanding, respectively	296	293
Capital in excess of par	98,580	92,551
Accumulated other comprehensive (loss)	—	(1,941)
Retained earnings	273,886	212,341
Total stockholders’ equity	372,762	303,244
Total liabilities and stockholders’ equity	$1,248,050	$1,223,182

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF INCOME (Parent Company only)
December 31, 2004, 2003 and 2002
(All dollar amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
Revenues
Management fees and other	$6,060	$5,337	$5,076
Costs and expenses
General and administrative	34,431	24,955	21,806
Loss from operations	(28,371)	(19,618)	(16,730)
Net interest expense	(17,044)	(34,587)	(40,036)
Expense on early retirement of debt	(26,040)	—	—
Equity in net income of consolidated subsidiaries	101,781	81,428	102,335
Income before income taxes	30,326	27,223	45,569
Income tax benefit	31,219	24,510	25,979
Net income	$61,545	$51,733	$71,548

See accompanying notes to condensed financial statements.

ARGOSY GAMING COMPANY
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company only)
December 31, 2004, 2003 and 2002
(All dollar amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$61,545	$51,733	$71,548
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,947	6,436	5,527
Equity in net income of consolidated subsidiaries	(101,781)	(81,428)	(102,335)
Compensation expense recognized on issuance of stock	27	177	—
Loss on early retirement of debt	26,040	—	—
Deferred income taxes	2,289	15,664	(1,242)
Changes in operating assets and liabilities:
Other current assets	(7,809)	6,244	(1,742)
Accounts payable and accrued liabilities	12,214	(79)	2,443
Net cash used in operating activities	(528)	(1,253)	(25,801)
Cash flows from investing activities:
Investment in and repayments from subsidiaries	87,227	23,792	144,487
Purchases of property and equipment	(1,658)	(2,475)	(12,522)
Other	4	—	—
Net cash provided by investing activties	85,573	21,317	131,965
Cash flows from financing activities:
Repayments on credit facility, net	(48,663)	(18,850)	(106,650)
Proceeds from the issuance of senior subordinated notes	350,000	—	—
Payments on senior subordinated notes, including early redemption premium	(377,961)	—	—
Increase in deferred finance costs	(11,764)	(1,654)	—
Other	3,186	2,103	715
Net cash used in financing activities	(85,202)	(18,401)	(105,935)
Net (decrease) increase in cash and cash equivalents	(157)	1,663	229
Cash and cash equivalents, beginning of year	3,438	1,775	1,546
Cash and cash equivalents, end of year	$3,281	$3,438	$1,775

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO FINANCIAL STATEMENTS (Parent Company only)
December 31, 2004, 2003 and 2002

Basis of presentation

The accompanying condensed financial information of Argosy Gaming Company (“Argosy”) includes the accounts of Argosy, and on an equity basis, the subsidiaries that it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Argosy. Certain prior year financial information has been reclassified to conform to 2004 presentation.