Form 10-Q
period 2005-03-31
ARGOSY GAMING CO
filed 2005-05-06
CIK 895385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 29,590,702 shares of Common Stock, $.01 par value per share, as of May 3, 2005.

Item 1.  Financial Statements

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	March 31, 2005	December 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$77,434	$80,069
Accounts receivable, net	4,333	3,534
Income taxes receivable	—	8,705
Deferred income taxes	14,560	14,224
Other current assets	10,077	10,064
Total current assets	106,404	116,596

Net property and equipment	547,864	544,929
Other assets:
Deferred finance costs, net	18,782	19,576
Goodwill, net	727,470	727,470
Intangible assets, net	23,696	24,263
Other	6,880	5,622
Total other assets	776,828	776,931
Total assets	$1,431,096	$1,438,456
Current liabilities:
Accounts payable	$12,131	$10,032
Accrued payroll and related expenses	24,365	25,447
Accrued gaming and admission taxes	21,672	12,424
Other accrued liabilities	49,173	76,317
Accrued interest	7,194	17,627
Income taxes payable	2,722	—
Current maturities of long-term debt	2,559	2,512
Total current liabilities	119,816	144,359

Long-term debt	800,622	811,615
Deferred income taxes	113,673	107,794
Other long-term obligations	2,459	1,926

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,566,639 and 29,553,772 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	296	296
Capital in excess of par	99,020	98,580
Retained earnings	295,210	273,886
Total stockholders’ equity	394,526	372,762
Total liabilities and stockholders’ equity	$1,431,096	$1,438,456

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Casino	$274,983	$266,007
Admissions	5,529	5,360
Food, beverage and other	28,298	26,460
	308,810	297,827
Less promotional allowances	(37,793)	(33,738)
Net revenues	271,017	264,089
Costs and expenses:
Gaming and admission taxes	95,826	91,578
Casino	31,531	32,574
Selling, general and administrative	44,166	44,176
Food, beverage and other	20,133	18,601
Other operating expenses	10,738	9,863
Depreciation and amortization	15,626	14,225
	218,020	211,017
Income from operations	52,997	53,072

Other income (expense):
Interest income	78	21
Interest expense	(14,653)	(18,051)
Expense on early retirement of debt	—	(25,277)
	(14,575)	(43,307)

Income before income taxes	38,422	9,765
Income tax expense	(17,098)	(5,805)
Net income	$21,324	$3,960

Basic income per share	$0.72	$0.13

Diluted income per share	$0.71	$0.13

Weighted average shares outstanding:

Basic	29,556,028	29,345,773

Diluted	29,853,912	29,561,807

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$21,324	$3,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,059	13,635
Amortization	1,333	1,871
Gain on the disposal of equipment	(16)	(87)
Compensation expense recognized on issuance of stock	—	50
Loss on early retirement of debt	—	25,277
Deferred income taxes	5,669	6,963
Changes in operating assets and liabilities:
Accounts receivable and other assets	(840)	217
Accounts payable, income taxes and other liabilities	(7,383)	(11,521)
Accrued interest	(10,433)	(3,536)
Net cash provided by operating activities	24,713	36,829

Cash flows from investing activities:
Purchases of property and equipment	(16,770)	(30,740)
Other	26	465
Net cash used in investing activities	(16,744)	(30,275)

Cash flows from financing activities:
(Repayments) borrowings on credit facility, net	(10,937)	10,900
Proceeds from issuance of senior subordinated notes	—	350,000
Payments on senior subordinated notes, including early redemption premium	—	(357,086)
Increase in deferred finance costs	—	(6,700)
Proceeds from stock option exercises	314	925
Other	19	(19)
Net cash used in financing activities	(10,604)	(1,980)
Net change in cash and cash equivalents	(2,635)	4,574
Cash and cash equivalents, beginning of period	80,069	67,205
Cash and cash equivalents, end of period	$77,434	$71,779

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands, Except Share and Per Share Data)

	Shares	Common Stock	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2004	29,553,772	$296	$98,580	$273,886	$372,762
Exercise of stock options, including tax benefit	12,867	—	440	—	440
Net income for the three months ended March 31, 2005		—	—	21,324	21,324

Balance, March 31, 2005	29,566,639	$296	$99,020	$295,210	$394,526

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in Thousands, Except Share and Per Share Data)

1.              Basis of Presentation and Pending Merger

Basis of Presentation - Argosy Gaming Company provides casino-style gaming and related entertainment to the public and, through its subsidiaries, operates casinos in Alton and Joliet, Illinois; Lawrenceburg, Indiana; Riverside, Missouri; Baton Rouge, Louisiana; and Sioux City, Iowa.  Except where otherwise noted, the words “we”, “us”, “our” and similar terms, as well as “Argosy” or the “Company”, refer to Argosy Gaming Company and all of its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K (File No. 1-11853).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the periods indicated.

The states of Illinois, Indiana and Iowa assess gaming taxes on a graduated scale based on casino revenues and throughout the year we accrue gaming tax expense utilizing an effective annual tax rate.  For the three months ended March 31, 2005, we have recorded gaming taxes at our Illinois properties at the current tax rates without giving benefit to a statutory rollback in gaming tax rates scheduled to go into effect July 1, 2005.  Should the reduction in Illinois gaming taxes occur on July 1, 2005, we expect to record a cumulative benefit for the impact of the reduction in our effective gaming taxes at our Illinois properties during the three months ended September 30, 2005.  If we recorded the benefit of the enacted rollback in our calculation of our effective gaming tax rates for the three months ended March 31, 2005, we estimate our gaming tax expense at our Illinois properties would have been approximately $3,000 lower before consideration of federal and state income taxes.

Pending merger – The Company entered into a definitive Merger Agreement (“Merger Agreement”) with Penn National Gaming, Inc. (“Penn”) on November 3, 2004.  Under the terms of the Merger Agreement, we have agreed to sell all of the outstanding stock of the Company to Penn for $47 per share and Penn will assume all of our indebtedness for aggregate consideration of approximately $2.2 billion. Our shareholders approved the Merger Agreement on January 20, 2005.  The transaction is subject to approval by each company’s respective state regulatory bodies, and to certain other necessary regulatory approvals and other customary closing conditions contained in the Merger Agreement. The transaction is not conditioned on financing and, pending regulatory approvals, is expected to close in the third quarter of 2005.

2.              Long-Term Debt

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Senior Secured Credit Facility:
Senior secured line of credit, expires September 30, 2009, interest payable at least quarterly at either LIBOR and/or prime plus a margin (from 4.1% to 6.0% at March 31, 2005)	$76,600	$87,100
Term loan, matures June 30, 2011, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin (4.31% at March 31, 2005)	174,125	174,562
	250,725	261,662
Subordinated Notes:
Due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Due January 2014, interest payable semi-annually at 7.0%	350,000	350,000
	550,000	550,000
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	2,456	2,465
Total long-term debt	803,181	814,127
Less: current maturities	2,559	2,512
Long-term debt, less current maturities	$800,622	$811,615

We have borrowings outstanding under two separate Subordinated Notes issues totaling $550,000 (“Subordinated Notes”). On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) with a revolving line of credit for up to $500,000 and a Term Loan of $175,000 maintaining a total facility of $675,000. The Credit Facility is secured by liens on substantially all of our assets and our subsidiaries are co-borrowers.  Substantially all of our subsidiaries fully and unconditionally guarantee our 9% Subordinated Notes on a joint and several basis.  All of our subordinated notes rank junior to all of our senior indebtedness, including borrowings under the Credit Facility.

In 2004, we refinanced a portion of our existing indebtedness ($350,000 of 10.75% Subordinated Notes due 2009) with net proceeds from the issuance of $350,000 in new 7% Subordinated Notes due 2014, together with borrowings under our Credit Facility.  Related to this refinancing, we incurred a pre-tax charge $26,040 in net premiums and fees.

The closing of our pending merger with Penn constitutes a change of control as defined under our Subordinated Note indentures and obligates us to make an offer to repurchase our Subordinated Notes at a cash price equal to 101% of the principal amount of our outstanding Subordinated Notes plus accrued interest. This change of control offer is required to be made within 30 business days following the change of control.  Alternatively, Penn could choose to retire the Subordinated Notes or seek to obtain a waiver of this requirement.  In addition, upon a change of control, all committments under the Credit Facility terminate.  Prior to the closing of the merger, we will retire the Credit Facility or seek to obtain a waiver under the Credit Facility.

Our Subordinated Notes due in 2011 and 2014 contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of March 31, 2005, are as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio of a maximum of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0.  As of March 31, 2005, we are in compliance with these ratios.  At April 29, 2005, based upon these financial ratios, additional availability under the Credit Facility was approximately $435,000.  We have no off balance sheet debt.

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

	Three months ended March 31,
(unaudited, in thousands, except share data)	2005	2004
Net income
As reported	$21,324	$3,960
Pro forma stock-based compensation, net of tax benefit	(772)	(247)
Pro forma	$20,552	$3,713

Diluted income per share
As reported	$0.71	$0.13
Pro forma stock-based compensation, net of tax benefit	(0.02)	(0.01)
Pro forma	$0.69	$0.12

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123R”), “Accounting for Stock Based Compensation.”  The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions.  The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award.  Changes in fair value during the requisite service period are to be recognized as compensation cost over that period.  In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid.  The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged.  We are currently evaluating the impact that this statement will have on our financial condition or results of operations.

4.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(unaudited, in thousands, except share data)	2005	2004
Numerator:
Numerator for basic and diluted earnings per share - net income	$21,324	$3,960

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	29,556,028	29,345,773

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	297,884	202,832
Restricted stock	—	13,202
Dilutive potential common shares	297,884	216,034
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,853,912	29,561,807

Basic earnings per share	$0.72	$0.13

Diluted earnings per share	$0.71	$0.13

For the three months ended March 31, 2005, all employee and director options were included in the computation of diluted earnings per share.

For the three months ended March 31, 2004, employee options to purchase 58,755 shares of common stock priced at $35.18 per share and director options to purchase 12,000 shares of common stock priced at a range from $35.18-$39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this document.  Such risks, uncertainties and other important factors include, but are not limited to: (i) competitive and general economic conditions in our markets, including location of our competitors and the legalization of gaming in states adjacent to our operations; (ii) changes in, or failure to comply with, laws or regulations, (including increases in existing taxes or the imposition of new taxes on gaming revenues or gaming devices), or joint venture relations or decisions of courts, regulators, accounting standards and governmental bodies (including obtaining the requisite approval of regulatory authorities for the proposed merger between Argosy and Penn National Gaming, Inc.); (iii) construction factors relating to our expansion projects, including delays, zoning issues, environmental restrictions, weather or other hazards, site access matters and building permit issues; (iv) the ability to effectively implement operational changes at our properties; (v) the effect of economic, credit, and capital market conditions on the economy in general, and on gaming companies in particular; (vi) our dependence on our Lawrenceburg, Indiana casino; (vii) our substantial leverage; and (viii) other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

For the three months ended March 31, 2005 as compared to March 31, 2004, our net revenues increased $6.9 million, or 2.6%, and our income from operations remained constant as our operating margins dropped to 19.6% from 20.1%.  Results were impacted primarily by higher gaming and admission tax expense ($4.2 million) as our overall effective gaming and admission tax rate increased from 34.7% to 35.4% with the overall higher revenue levels at our properties.

Construction continues on our new parking garage at Riverside with completion planned for the third quarter 2005.  This is part of our $75 million expansion project that also will include a new luxury hotel planned for completion in 2006.  After we opened our new barge-based casino in Riverside in December 2003, we transferred the riverboat to our Sioux City location during 2004 to replace the existing smaller riverboat.  We spent approximately $6 million in 2004 to refurbish this riverboat and it was placed in service in Sioux City in September 2004. We currently hold the former Sioux City riverboat for sale. We have initiated the approval process to complete a major capital expansion project at our Lawrenceburg property. The project would include the replacement of the existing three-level boat with a larger single-level boat that would add 1,200 gaming positions to the existing 2,875. The expansion plan would also provide a substantial increase in parking by adding a new, 1,500-space garage as well as surface parking for an additional 350 cars. The plan nearly doubles the available on-site parking. The total cost of the project is estimated to be approximately $250 million and would be partially offset by a 10-year, $50 million incentive tax credit from the City of Lawrenceburg. Pending regulatory and other approvals, we expect to begin construction later this year, with completion of the garage near the end of 2006 and of the casino in late 2007.

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (“Credit Facility”) with a revolving line of credit of $500 million and a Term Loan of $175 million maintaining our total Credit Facility of $675 million. In February and June 2004, we refinanced a portion of our existing indebtedness with net proceeds from the issuance of $350 million in new 7% Senior Subordinated Notes (“7% Notes”) due 2014, together with funds from our Credit Facility.  These funds were used to repurchase the $350 million 10.75% Senior Subordinated Notes (“10.75% Notes”) due 2009.  Associated with this refinancing, we incurred a pretax charge of $26.0 million for net premiums and fees associated with the early redemption of our 10.75% Notes.

During June 2004, our Lawrenceburg casino amended its development agreement with the City of Lawrenceburg, Indiana effective January 1, 2004. This amendment allows for a reduction of up to $5 million annually in fees paid to the City of Lawrenceburg over a ten-year period. For the year ended December 31, 2005, we estimate earning the full $5 million reduction, and therefore, we have recorded a $1.2 million reduction in selling, general and administrative expense for the three months ended March 31, 2005.  No reduction was recorded for the three months ended March 31, 2004, as the agreement was amended in June 2004 and the entire six-month reduction was taken in the three months ended June 30, 2004.  A receivable for this reduction of $6.2 million is included in other assets at March 31, 2005.

We completed our investment to convert to coinless or “TITO” slot machines during the first quarter 2005. We believe the convenience and efficiency of TITO machines have had a positive impact on both our casino revenues and our operating expenses.

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

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands, unaudited)

	Three months ended March 31,
	2005	2004
CASINO REVENUES
Argosy Casino - Alton	$28,306	$27,186
Argosy Casino - Riverside	39,787	38,238
Argosy Casino - Baton Rouge	24,521	21,695
Argosy Casino - Sioux City	13,746	11,686
Argosy Casino - Lawrenceburg	112,371	112,002
Empress Casino Joliet	56,252	55,200
Total	$274,983	$266,007

NET REVENUES
Argosy Casino - Alton	$27,209	$26,044
Argosy Casino - Riverside	37,091	37,930
Argosy Casino - Baton Rouge	26,364	22,351
Argosy Casino - Sioux City	13,238	11,346
Argosy Casino - Lawrenceburg	112,695	112,933
Empress Casino Joliet	54,420	53,485
Total	$271,017	$264,089

INCOME (LOSS) FROM OPERATIONS
Argosy Casino - Alton	$4,574	$3,158
Argosy Casino - Riverside	7,925	9,384
Argosy Casino - Baton Rouge	4,603	2,625
Argosy Casino - Sioux City	3,264	2,419
Argosy Casino - Lawrenceburg	33,212	33,116
Empress Casino Joliet	10,537	10,355
Corporate	(11,118)	(7,985)
Total	$52,997	$53,072

RECONCILIATION OF NET INCOME TO EBITDA (1) (2)

(In thousands, unaudited)

	Three months ended March 31,
	2005		2004
Net income (3)		$21,324		$3,960
Income tax expense		17,098		5,805
Interest expense, net		14,575		18,030

Depreciation and amortization expense:
Argosy Casino - Alton	$1,634		$1,552
Argosy Casino - Riverside	3,915		2,461
Argosy Casino - Baton Rouge	2,406		2,266
Argosy Casino - Sioux City	972		1,123
Argosy Casino - Lawrenceburg	3,701		3,412
Empress Casino Joliet	2,346		2,800
Corporate	652		611
Depreciation and amortization expense	15,626	15,626	14,225	14,225

EBITDA (1) (2):
Argosy Casino - Alton	6,208		4,710
Argosy Casino - Riverside	11,840		11,845
Argosy Casino - Baton Rouge	7,009		4,891
Argosy Casino - Sioux City	4,236		3,542
Argosy Casino - Lawrenceburg	36,913		36,528
Empress Casino Joliet	12,883		13,155
Corporate (2)	(10,466)		(32,651)
EBITDA (1) (2)	$68,623	$68,623	$42,020	$42,020

(1) ”EBITDA” is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes it is 1) a widely used measure of operating performance in the gaming industry, 2) a principal basis for valuation of gaming companies and 3) is used as a basis for determining compliance with our credit facility. Management uses property-level EBITDA (EBITDA before corporate expense) and EBITDA margin (EBITDA as a percent of net revenues) as the primary measures of our properties’ performance, including the evaluation of operating personnel. EBITDA should not be construed as an alternative to GAAP-based financial measures such as operating income, an indicator of our operating performance, or cash flows from operating activities, as a measure of liquidity. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA.  We believe the performance of our operating units is more appropriately measured before these expenses, since the allocation of our capital is decided by corporate management and is subject to the approval of the board of directors.  In addition, we manage cash and finance our operations at the consolidated level and we file a consolidated income tax return.  We do not consider EBITDA in isolation. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies. For a further discussion of such limitations, see our additional disclosures in this report under the heading “Non-GAAP Financial Measures.”

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

(3) Includes $25,277 of pre-tax expense on early retirement of debt for the three months ended March 31, 2004.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

A discussion of each of our properties operating results:

Lawrenceburg – Net revenues decreased $0.2 million to $112.7 million as admissions decreased 4.5% and win per admission increased 5.0%.  Operating expenses decreased $0.3 million to $79.5 million.  Selling, general and administrative (“SG&A”) expense decreased $1.6 million due primarily to a $1.2 million incentive credit in city development fees due to the amendment to the development agreement with the City of Lawrenceburg that reduces our annual fee paid to the City of Lawrenceburg.  This decrease was offset by increases in gaming and admission taxes of $0.6 million as our effective gaming tax increased slightly over last year with the remaining increase in other operating expenses.

Riverside – Net revenues decreased $0.8 million.  Casino revenues increased $1.5 million, or 4.1%, to $39.8 million and food, beverage and other (“FB&O”) revenue increased $0.3 million.  Admissions were constant and win per admission increased 4.4%. Offsetting these revenue increases was an increase in our promotional allowances of $2.7 million, primarily in our increased coupon offerings.  Operating expenses increased $0.6 million in the following areas:  depreciation and amortization expense increased $1.5 million as we are accelerating depreciation on our current parking garage (to be demolished during the second quarter 2005 to allow construction on our new hotel), gaming and admission taxes increased $0.5 million corresponding with our increase in casino revenues, offset by a reduction in our SG&A expense of $1.3 million as advertising and promotions were at reduced levels during the three months ended March 31, 2005, compared to 2004 as our new larger barge-based casino was newly opened in the first quarter 2004 (officially opened in December 2003).

Joliet – Net revenues increased $0.9 million due primarily to an increase in casino revenues of $1.1 million, or 1.9%, to $56.3 million.  Admissions increased 5.9% and win per admission decreased 3.8%.  Operating expenses increased $0.8 million due primarily to an increase in gaming and admission taxes of $0.8 million corresponding to the higher revenue levels.

Alton – Net revenues increased $1.2 million as casino revenues increased $1.1 million, or 4.1%, to $28.3 million due primarily to an increase in win per admission.  Operating expenses decreased slightly by $0.1 million due primarily to a decrease in casino expenses of $0.6 million due to operational efficiencies offset by an increase in gaming and admission taxes of $0.7 million corresponding to the increased revenue levels.

Baton Rouge – Net revenues increased $4.0 million as casino revenues increased $2.8 million, or 13.0%, to $24.5 million due primarily to an increase in admissions of 25% (due to the City of Baton Rouge hosting the American Bowling Congress) and the addition of a poker room offset by a decrease in win per admission of 10%.  FB&O revenue increased $1.5 million due to a remodeling of our restaurant and increased admissions and hotel occupancy due to the bowling congress. Operating expenses increased $2.0 million primarily due to an increase in gaming and admission taxes of $0.8 million corresponding with the increase in casino revenues and an increase in FB&O expense of $0.8 million corresponding to the increased FB&O revenues.

Sioux City – Net revenues increased $1.9 million due to an increase in casino revenues of $2.1 million, or 17.6%, to $13.7 million due to the positive impact of the transfer and renovation of our Riverside riverboat to Sioux City that was placed in service on September 1, 2004, and provides 125 additional slot machines and six additional table games. Additionally, admissions have increased 27% while win per admission decreased 7%.  Operating expenses increased $1.0 million primarily due to an increase in gaming and admissions taxes of $1.0 million corresponding to the increase in casino revenues.

Corporate – Operating expenses increased $3.1 million due primarily to costs of $2.7 million associated with our pending merger with Penn.

Other overall company costs were as follows:

Other Income (Expense) – Net interest expense decreased $3.4 million to $14.6 million due primarily to refinancing our 10.75% Notes with new 7% Notes, due 2014, in February and June 2004.

Expense on Early Retirement of Debt - Associated with the note refinancing above, we incurred a pre-tax charge of $25.3 million in net premiums and fees for the three months ended March 31, 2004.

Income Tax Expense – Income tax expense increased $11.3 million to $17.1 million as pre-tax earnings increased primarily due to increased earnings at our Alton, Baton Rouge and Sioux City properties and expenses related to the early retirement of our 10.75% Notes in the three months ended March 31, 2004. Our lower overall effective tax rate for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, is primarily due to recording a tax benefit related to this debt refinancing at its’ marginal effective tax rate which was lower than our recurring effective tax rate.

Competition

Our Alton Casino faces competition from four other casino operators in the St. Louis area (two additional casinos have been approved for the St. Louis market).  One competitor opened a hotel expansion and facility renovation during the third quarter 2004.  Our Riverside Casino faces competition from three casinos in the Kansas City area.  Our Baton Rouge Casino faces competition from one casino located in downtown Baton Rouge, a nearby Native American casino and multiple casinos throughout Louisiana. We face competition in Sioux City, Iowa from video gaming devices in nearby South Dakota, from two land-based Native American casinos and, to a lesser extent, from slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and from two riverboat casinos in the Council Bluffs, Iowa/Omaha, Nebraska market. Our Lawrenceburg Casino faces competition from two riverboat casinos in the Cincinnati market. Our Joliet Casino faces competition from seven other casino operators in the Chicago metropolitan area, including four casinos in Indiana.

There could be further unanticipated competition in any market in which we operate as a result of legislative changes or other events.  For instance, several states have discussed adopting or expanding gaming in various forms, which could cause increased competition in our markets.  We expect each market in which we participate, both current and prospective, to be highly competitive.

Liquidity and Capital Resources

In the three months ended March 31, 2005, we generated cash flows from operating activities of $24.7 million compared to $36.8 million for the three months ended March 31, 2004. This decrease is due primarily to a change in the timing of our interest payments as our 7% Notes (with payments in January and July) replaced our 10.75% Notes (with payments in June and December).

In the three months ended March 31, 2005, we used cash flows for investing activities of $16.7 million compared to $30.3 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, our investing activities included purchases of property and equipment of $16.8 million (including $7.2 million on our current Riverside and Lawrenceburg construction projects) compared to $30.7 million in property and equipment purchases for the three months ended March 31, 2004 ($20.6 million in residual payments on our Riverside construction project completed in December 2003).

During the three months ended March 31, 2005, we used cash flows of $10.6 million for financing activities, primarily for repayments on our Credit Facility, compared to using $2.0 million for the three months ended March 31, 2004.  For the three months ended March 31, 2004, we used cash flows of $356.2 million for payments related to the repurchase of our 10.75% Notes offset by cash provided through the issuance of $350 million of our new 7% Notes.  Additionally, for the three months ended March 31, 2004, we incurred $6.7 million for deferred finance fees related to the 7% Notes.

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) with a revolving line of credit up to $500 million and a Term Loan of $175 million maintaining our total facility of $675 million.

Our Subordinated Notes due in 2011 and 2014 contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of March 31, 2005, are as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio of a maximum of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0.  As of March 31, 2005, we were in compliance with these ratios.

Under our Subordinated Notes indentures, our ability to make dividends and other distributions on our common stock and make investments outside of the Company and its restricted subsidiaries is generally limited to 50% of our consolidated net income since July 1, 1999.  In addition, we are restricted from incurring additional indebtedness, which, after giving effect of the additional indebtedness, would cause our Interest Coverage Ratio (Consolidated EBITDA to Consolidated

Interest Expense for the most recent four fiscal quarters on a pro forma basis) to be less than 2.0 to 1.0.  None of these covenants currently places any material limitations on our anticipated future operating or capital plans.

During May 2003, we announced the Board of Director’s approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  The repurchases can be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions.  As of the filing date of this report, we have made no stock repurchases under this program.  Additionally, under the terms of our merger agreement with Penn National Gaming, Inc., no dividends can be declared, set aside or paid and we can make no redemptions or repurchases of our stock prior to consummation of the merger.

We continue to make capital investments at our existing properties for expansion and product enhancement, including continued expansion at Riverside for a new 1,400-space parking garage (estimated to be completed in the third quarter 2005), our proposed Lawrenceburg expansion project and maintenance capital expenditures. The new garage at our Riverside property is part of a $75 million expansion project that also includes a new 250-room hotel.  The Lawrenceburg project includes the replacement of the existing three-level boat with a larger single-level boat that would add 1,200 gaming positions to the existing 2,875.  The expansion plan also includes a new 1,500-space garage and a 350-space surface lot.  The total cost of the project is estimated to be approximately $250 million, and would be partially offset by the 10-year, $50 million credit from the City of Lawrenceburg.  Additionally, in October 2004, we entered into a contract to purchase Raceway Park in Toledo, Ohio for approximately $20 million, subject to various conditions including regulatory approval.  We expect to fund these expenditures from internally generated cash and availability under our Credit Facility.

Given our significant cash generation capabilities, we seek investment opportunities at our existing properties or into new assets. In addition, we may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under the terms of our merger agreement with Penn, we cannot incur, assume or prepay any long-term or short-term debt or issue any debt securities, except for borrowings under existing line of credit and actions taken in the ordinary course of business consistent with past practice. At March 31, 2005, we had approximately $77.4 million of cash and cash equivalents; $250.7 million was outstanding on our Credit Facility ($76.6 million on our revolving Credit Facility and $174.1 million on our term loan) and $550.0 million of Subordinated Notes (due in September 2011 and January 2014).  As of March 31, 2005, we had outstanding letters of credit of $9.9 million and additional availability under the Credit Facility was approximately $435 million.

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

Our long-term debt, as of March 31, 2005, matures as follows (in thousands):

One year and less	$2,559
1 - 3 years	3,920
3 - 5 years	80,618
After 5 years	716,084
Total	$803,181

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

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at March 31, 2005, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At March 31, 2005, we have approximately $548 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Accruals – Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis.  We accrue a liability for known workers’ compensation and general patron liabilities based upon claims reserves established by the third party administrator processing our claims.  Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors.  Our employee health insurance accrual is based on our historical claims experience rate including an estimated lag factor.  These accruals involve complex estimates and could be significantly affected should current or future claims vary from historical levels.  Management reviews our insurance accruals for adequacy at the end of each reporting period.

Effective Gaming Tax Rates – The states of Illinois, Indiana and Iowa assess gaming taxes on a graduated scale based on casino revenues.  In these states, we record gaming taxes based upon effective gaming tax rates for each of our casinos.  These effective rates are based upon gaming tax rates and estimates of annual casino revenues.  Increases or decreases in our actual or estimated casino revenues or changes in statutory gaming tax rates could require changes to our effective gaming tax rates. Management reviews our effective gaming tax rates at the end of each reporting period.

For the three months ended March 31, 2005, we have recorded gaming taxes at our Illinois properties at the current tax rates without giving benefit to a statutory rollback in gaming tax rates scheduled to go into effect July 1, 2005.  Should the reduction in Illinois gaming taxes occur on July 1, 2005, we expect to record a cumulative benefit for the impact of the reduction in our effective gaming taxes at our Illinois properties during the three months ended September 30, 2005.  If we recorded the benefit of the enacted rollback in our calculation of our effective gaming tax rates for the three months ended March 31, 2005, we estimate our gaming tax expense at our Illinois properties would have been approximately $3 million lower before consideration of federal and state income taxes.

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

As of the end of the period covered by this Report, March 31, 2005, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds –

(a)                                  None.

(b)                                 None.

(c)                                  None.

(d)                                 None.

(e)                                  On May 6, 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock. The repurchases may be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions. During the quarter ended March 31, 2005, and inception to date, we have not made any stock repurchases under the program. The stock repurchase program has no expiration date. Under the terms of our Merger Agreement with Penn, no dividends can be declared, set aside or paid and we can make no redemptions or repurchases of our stock.

Item 3.           Defaults Upon Senior Securities – None

Item 4.           Submission of Matters to a Vote of Security Holders – Information required is incorporated herein by reference from Item 4 of our 2004 Annual Report on Form 10-K

Item 5. Other Information –	(a) None
(b) None

Item 6.           Exhibits

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ARGOSY GAMING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argosy Gaming Company
Registrant

Date: May 6, 2005	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer