Form 10-Q
period 2005-06-30
ARGOSY GAMING CO
filed 2005-08-05
CIK 895385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 29,590,702 shares of Common Stock, $.01 par value per share, as of August 5, 2005.

Item 1.  Financial Statements

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$74,751	$80,069
Accounts receivable, net	3,733	3,534
Income taxes receivable	1,029	8,705
Deferred income taxes	14,560	14,224
Other current assets	9,717	10,064
Total current assets	103,790	116,596

Net property and equipment	556,123	544,929
Other assets:
Deferred finance costs, net	18,010	19,576
Goodwill, net	727,470	727,470
Intangible assets, net	23,134	24,263
Other	9,066	5,622
Total other assets	777,680	776,931
Total assets	$1,437,593	$1,438,456
Current liabilities:
Accounts payable	$12,437	$10,032
Accrued payroll and related expenses	26,734	25,447
Accrued gaming and admission taxes	17,324	12,424
Other accrued liabilities	58,800	76,317
Accrued interest	17,458	17,627
Current maturities of long-term debt	2,607	2,512
Total current liabilities	135,360	144,359

Long-term debt	762,034	811,615
Deferred income taxes	120,015	107,794
Other long-term obligations	3,056	1,926

Stockholders’ equity:
Common stock, $.01 par; 120,000,000 shares authorized; 29,590,702 and 29,553,772 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	296	296
Capital in excess of par	99,963	98,580
Retained earnings	316,869	273,886
Total stockholders’ equity	417,128	372,762
Total liabilities and stockholders’ equity	$1,437,593	$1,438,456

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Casino	$274,192	$258,213	$549,175	$524,220
Admissions	5,113	5,351	10,642	10,711
Food, beverage and other	28,590	25,958	56,888	52,418
	307,895	289,522	616,705	587,349
Less promotional allowances	(37,002)	(34,958)	(74,795)	(68,696)
Net revenues	270,893	254,564	541,910	518,653

Costs and expenses:
Gaming and admission taxes	96,007	90,013	191,833	181,591
Casino	30,875	31,179	62,406	63,753
Selling, general and administrative	44,438	37,925	88,604	82,101
Food, beverage and other	20,528	18,721	40,661	37,322
Other operating expenses	10,317	9,735	21,055	19,598
Depreciation and amortization	14,783	14,848	30,409	29,073
	216,948	202,421	434,968	413,438
Income from operations	53,945	52,143	106,942	105,215

Other income (expense):
Interest income	99	18	177	39
Interest expense	(14,298)	(16,594)	(28,951)	(34,645)
Expense on early retirement of debt	—	(763)	—	(26,040)
	(14,199)	(17,339)	(28,774)	(60,646)

Income before income taxes	39,746	34,804	78,168	44,569
Income tax expense	(18,087)	(16,221)	(35,185)	(22,026)

Net income	$21,659	$18,583	$42,983	$22,543

Basic income per share	$0.73	$0.63	$1.45	$0.77

Diluted income per share	$0.73	$0.63	$1.44	$0.76

Weighted average shares outstanding:

Basic	29,582,119	29,442,736	29,569,146	29,394,255

Diluted	29,873,947	29,666,772	29,865,111	29,629,305

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share and Per Share Data)

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$42,983	$22,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,281	27,899
Amortization	2,667	3,811
Gain on the disposal of equipment	(32)	(286)
Compensation expense recognized on issuance of stock	—	101
Loss on early retirement of debt	—	26,040
Deferred income taxes	12,144	14,098
Changes in operating assets and liabilities:
Accounts receivable and other assets	(850)	(1,211)
Accounts payable, income taxes and other liabilities	(3,493)	(1,713)
Accrued interest	(169)	6,104
Net cash provided by operating activities	82,531	97,386

Cash flows from investing activities:
Purchases of property and equipment	(39,635)	(45,971)
Other	120	983
Net cash used in investing activities	(39,515)	(44,988)

Cash flows from financing activities:
(Repayments) borrowings on credit facility, net	(49,474)	(15,975)
Proceeds from issuance of senior subordinated notes	—	350,000
Payments on senior subordinated notes, including early redemption premium	—	(377,961)
Increase in deferred finance costs	—	(7,115)
Proceeds from stock option exercises	1,124	1,690
Other	16	(488)
Net cash used in financing activities	(48,334)	(49,849)
Net change in cash and cash equivalents	(5,318)	2,549
Cash and cash equivalents, beginning of period	80,069	67,205
Cash and cash equivalents, end of period	$74,751	$69,754

See accompanying notes to condensed consolidated financial statements.

ARGOSY GAMING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, In Thousands, Except Share and Per Share Data)

					Total
		Common	Capital in	Retained	Stockholders’
	Shares	Stock	Excess of Par	Earnings	Equity

Balance, December 31, 2004	29,553,772	$296	$98,580	$273,886	$372,762
Exercise of stock options, including tax benefit	36,930	—	1,383	—	1,383
Net income for the six months ended June 30, 2005		—	—	42,983	42,983

Balance, June 30, 2005	29,590,702	$296	$99,963	$316,869	$417,128

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

The states of Illinois, Indiana and Iowa assess gaming taxes on a graduated scale based on casino revenues and throughout the year we accrue gaming tax expense utilizing an effective annual tax rate. For the three and six months ended June 30, 2005, we have recorded gaming taxes at our Illinois properties at the current tax rates without giving benefit to a statutory rollback in gaming taxes scheduled to rollback effective July 1, 2005.  During the second quarter of 2005, the Illinois legislature passed legislation which, if enacted by the Governor, will reduce the overall gaming tax rates including a rollback of the top marginal gaming rate from 70% to 50%.  This legislation also established a minimum annual gaming tax for fiscal years ending June 30, 2006.  This minimum annual gaming tax is based on revenues generated over the twelve months ended June 30, 2005.  Upon the anticipated enactment of this legislation during the third quarter of 2005, we will record the effect on our gaming tax provisions for our Illinois properties.

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

On June 20, 2005, Penn entered into an agreement with Columbia Sussex Corporation to sell all of our interests in the Argosy Casino - Baton Rouge property for $150,000 in cash, immediately following the closing of our merger with Penn.  The sale of the Argosy Casino - Baton Rouge is subject to regulatory approvals, the closing of our merger with Penn and other customary closing conditions.

2.    Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(unaudited)
Senior Secured Credit Facility:
Senior secured line of credit, expires September 30, 2009, interest payable at least quarterly at either LIBOR and/or prime plus a margin (from 4.82% to 6.5% at June 30, 2005)	$38,500	$87,100
Term loan, matures June 30, 2011, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin (4.85% at June 30, 2005)	173,688	174,562
	212,188	261,662
Subordinated Notes:
Due September 2011, interest payable semi-annually at 9.0%	200,000	200,000
Due January 2014, interest payable semi-annually at 7.0%	350,000	350,000
	550,000	550,000
Notes payable, principal and interest payments due quarterly through September 2015, discounted at 10.5%	2,453	2,465
Total long-term debt	764,641	814,127
Less: current maturities	2,607	2,512
Long-term debt, less current maturities	$762,034	$811,615

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

In 2004, we refinanced a portion of our existing indebtedness ($350,000 of 10.75% Subordinated Notes due 2009) with net proceeds from the issuance of $350,000 in new 7% Subordinated Notes due 2014, together with borrowings under our Credit Facility.  Related to this refinancing, we incurred a pre-tax charge of $26,040 in net premiums and fees.

The closing of our pending merger with Penn constitutes a change of control as defined under our Subordinated Note indentures and obligates us to make an offer to repurchase our Subordinated Notes at a cash price equal to 101% of the principal amount of our outstanding Subordinated Notes plus accrued interest. This change of control offer is required to be made within 30 business days following the change of control. Alternatively, Penn could choose to retire the Subordinated Notes or seek to obtain a waiver of this requirement.  In addition, upon a change of control, all commitments under the Credit Facility terminate. Prior to the closing of the merger, we will retire the Credit Facility or seek to obtain a waiver under the Credit Facility.

Penn has commenced cash tender offers, subject to completion of the merger between Penn and Argosy, for any and all of the $200,000 9% Subordinated Notes and any and all of the $350,000 7% Subordinated Notes. In conjunction with the tender offers, noteholder consents are being solicited to effect certain amendments and waivers to the indentures governing these notes. The tender offers and the consent solicitations are being conducted in connection with Penn’s pending merger with Argosy. Each tender offer is scheduled to expire at 12:00 midnight EST, on August 17, 2005, unless extended or earlier terminated by Penn with respect to that issue of Subordinated Notes, including any extension required because the conditions to the closing of the merger with Argosy have not been satisfied as of that date. Each consent solicitation is scheduled to expire at 5:00 p.m. EST, on August 3, 2005, unless extended or earlier terminated by Penn with respect to that issue.

Our Subordinated Notes due in 2011 and 2014 contain certain restrictions on the payment of dividends on our common stock and the incurrence of additional indebtedness, as well as other typical debt covenants. In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of June 30, 2005, are as follows: (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio

of a maximum of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0.  As of June 30, 2005, we are in compliance with these ratios.  At August 2, 2005, based upon these financial ratios, additional availability under the Credit Facility was approximately $443,000.  We have no off balance sheet debt.

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

	Three months ended		Six months ended
(unaudited, in thousands, except share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income
As reported	$21,659	$18,583	$42,983	$22,543
Pro forma stock-based compensation, net of tax benefit	(717)	(243)	(1,489)	(490)
Pro forma	$20,942	$18,340	$41,494	$22,053

Diluted income per share
As reported	$0.73	$0.63	$1.44	$0.76
Pro forma stock-based compensation, net of tax benefit	(0.02)	(0.01)	(0.05)	(0.02)
Pro forma	$0.71	$0.62	$1.39	$0.74

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123R”), “Accounting for Stock Based Compensation.”  The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions.  The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award.  Changes in fair value during the requisite service period are to be recognized as compensation cost over that period.  In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid.  The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged.  We are currently evaluating the impact that this statement will have on our financial condition and results of operations.

4.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(unaudited, in thousands, except share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Numerator for basic and diluted earnings per share - net income	$21,659	$18,583	$42,983	$22,543

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	29,582,119	29,442,736	29,569,146	29,394,255

Effect of dilutive securities (computed using the treasury stock method):
Employee and directors stock options	291,828	215,195	295,965	226,518
Restricted stock	—	8,841	—	8,532
Dilutive potential common shares	291,828	224,036	295,965	235,050
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	29,873,947	29,666,772	29,865,111	29,629,305

Basic earnings per share	$0.73	$0.63	$1.45	$0.77

Diluted earnings per share	$0.73	$0.63	$1.44	$0.76

For the three and six months ended June 30, 2005, all employee and director options were included in the computation of diluted earnings per share.

For the three months ended June 30, 2004, employee options to purchase 636,237 shares of common stock priced at $37.71 per share and director options to purchase 43,000 shares of common stock priced at a range from $37.71-$39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

For the six months ended June 30, 2004, employee options to purchase 693,145 shares of common stock priced at a range of $35.18-$37.71 per share and director options to purchase 52,000 shares of common stock priced at a range from $35.15-$39.99 per share, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the underlying common shares and, therefore, the effect would be anti-dilutive.

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

For the six months ended June 30, 2005 as compared to June 30, 2004, our net revenues increased $23.2 million, or 4.5%, and our income from operations increased $1.7 million as our operating margins decreased to 19.7% from 20.3%. Results were impacted primarily by higher gaming and admission tax expense ($10.2 million) with the increased revenue levels at our properties as well as an increase in our overall effective gaming and admission tax rate from 35.0% to 35.4%.

Construction continues on our new parking garage at Riverside with completion planned for the third quarter 2005.  This is part of our $75 million expansion project that also will include a new luxury hotel planned for completion in 2006.  After we opened our new barge-based casino in Riverside in December 2003, we transferred the riverboat to our Sioux City location during 2004 to replace the existing smaller riverboat.  We spent approximately $6 million in 2004 to refurbish this riverboat and it was placed in service in Sioux City in September 2004. We currently hold the former Sioux City riverboat for sale. We have begun construction of a major capital expansion project at our Lawrenceburg property. The project includes the replacement of the existing three-level boat with a larger single-level boat adding 1,200 gaming positions to the existing 2,875. The expansion plan also provides a substantial increase in parking by adding a new, 1,500-space garage as well as surface parking for an additional 350 cars. When complete, the plan nearly doubles the available on-site parking. The total cost of the project is estimated to be approximately $250 million and would be partially offset by a 10-year, $50 million incentive tax credit from the City of Lawrenceburg. A receivable of $7.5 million for this incentive tax credit is included in other assets at June 30, 2005. We expect completion of the garage near the end of 2006 and of the casino in late 2007.

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

On June 20, 2005, Penn entered into an agreement with Columbia Sussex Corporation to sell all of our interests in the Argosy Casino - Baton Rouge property for $150,000 in cash, immediately following the closing of our merger with Penn.  The sale of the Argosy Casino - Baton Rouge is subject to regulatory approvals, the closing of our merger with Penn and other customary closing conditions.

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

ARGOSY GAMING COMPANY AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
CASINO REVENUES
Argosy Casino - Alton	$28,022	$25,901	$56,328	$53,087
Argosy Casino - Riverside	38,229	36,963	78,016	75,201
Argosy Casino - Baton Rouge	23,506	20,939	48,027	42,634
Argosy Casino - Sioux City	14,241	11,397	27,987	23,083
Argosy Casino - Lawrenceburg	112,000	107,671	224,371	219,673
Empress Casino Joliet	58,194	55,342	114,446	110,542
Total	$274,192	$258,213	$549,175	$524,220

NET REVENUES
Argosy Casino - Alton	$26,621	$24,590	$53,830	$50,634
Argosy Casino - Riverside	35,661	35,826	72,752	73,756
Argosy Casino - Baton Rouge	26,071	21,505	52,435	43,856
Argosy Casino - Sioux City	13,700	11,035	26,938	22,381
Argosy Casino - Lawrenceburg	111,932	108,049	224,627	220,982
Empress Casino Joliet	56,908	53,559	111,328	107,044
Total	$270,893	$254,564	$541,910	$518,653

INCOME (LOSS) FROM OPERATIONS
Argosy Casino - Alton	$3,469	$2,426	$8,043	$5,584
Argosy Casino - Riverside	7,099	8,121	15,024	17,505
Argosy Casino - Baton Rouge	4,266	2,805	8,869	5,430
Argosy Casino - Sioux City	3,323	2,793	6,587	5,212
Argosy Casino - Lawrenceburg	33,182	33,722	66,394	66,838
Empress Casino Joliet	11,823	9,058	22,360	19,413
Corporate	(9,217)	(6,782)	(20,335)	(14,767)
Total	$53,945	$52,143	$106,942	$105,215

RECONCILIATION OF NET INCOME TO EBITDA (1) (2)

(In thousands, unaudited)

	Three months ended June 30,
	2005		2004
Net income (3)		$21,659		$18,583
Income tax expense		18,087		16,221
Interest expense, net		14,199		16,576

Depreciation and amortization expense:
Argosy Casino - Alton	$1,661		$1,608
Argosy Casino - Riverside	2,888		2,588
Argosy Casino - Baton Rouge	2,516		2,239
Argosy Casino - Sioux City	974		597
Argosy Casino - Lawrenceburg	3,680		3,583
Empress Casino Joliet	2,403		3,587
Corporate	661		646
Depreciation and amortization expense	14,783	14,783	14,848	14,848

EBITDA (1) (2):
Argosy Casino - Alton	5,130		4,034
Argosy Casino - Riverside	9,987		10,709
Argosy Casino - Baton Rouge	6,782		5,044
Argosy Casino - Sioux City	4,297		3,390
Argosy Casino - Lawrenceburg	36,862		37,305
Empress Casino Joliet	14,226		12,645
Corporate (2)	(8,556)		(6,899)
EBITDA (1) (2)	$68,728	$68,728	$66,228	$66,228

RECONCILIATION OF NET INCOME TO EBITDA (1) (2)

(In thousands, unaudited)

	Six months ended June 30,
	2005		2004
Net income (3)		$42,983		$22,543
Income tax expense		35,185		22,026
Interest expense, net		28,774		34,606

Depreciation and amortization expense:
Argosy Casino - Alton	$3,295		$3,160
Argosy Casino - Riverside	6,803		5,049
Argosy Casino - Baton Rouge	4,922		4,505
Argosy Casino - Sioux City	1,946		1,720
Argosy Casino - Lawrenceburg	7,381		6,995
Empress Casino Joliet	4,749		6,387
Corporate	1,313		1,257
Depreciation and amortization expense	30,409	30,409	29,073	29,073

EBITDA (1) (2):
Argosy Casino - Alton	11,338		8,744
Argosy Casino - Riverside	21,827		22,554
Argosy Casino - Baton Rouge	13,791		9,935
Argosy Casino - Sioux City	8,533		6,932
Argosy Casino - Lawrenceburg	73,775		73,833
Empress Casino Joliet	27,109		25,800
Corporate (2) (3)	(19,022)		(39,550)
EBITDA (1) (2)	$137,351	$137,351	$108,248	$108,248

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

(3) Includes $763 and $26,040 of pre-tax expense on early retirement of debt for the three and six months ended June 30, 2004.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

A discussion of each of our properties operating results:

Lawrenceburg – Net revenues increased $3.9 million to $111.9 million as admissions increased 1% and win per admission increased 3%.  Operating expenses increased $4.4 million to $78.7 million.  Selling, general and administrative (“SG&A”) expense increased $2.9 million due primarily to the timing of recording a $2.5 million incentive credit for the first half of 2004 in city development fees due to the amendment to the development agreement with the City of Lawrenceburg that reduces our annual fee paid to the City of Lawrenceburg all in the three months ended June 30, 2004 (after completion of the agreement in July 2004) compared to $1.2 million of credit taken in the three months ended June 30, 2005.  Additionally, gaming and admission tax expense increased $1.1 million due to the increased revenue levels.

Riverside – Net revenues decreased $0.1 million to $35.7 million. Casino revenues increased $1.3 million, or 3.4%, to $38.2 million and food, beverage and other (“FB&O”) revenue increased $0.1 million.  Admissions were up 4% with win per admission remaining constant. Offsetting these revenue increases was an increase in our promotional allowances of $1.5 million, primarily in our increased coupon offerings.  This increase in promotional allowances was implemented as additional incentive to our customers during the construction of our new garage.  Operating expenses increased $0.9 million in the following areas:  depreciation and amortization expense increased $0.3 million as we accelerated depreciation on our current parking garage (demolished during the second quarter 2005 to allow construction on our new hotel), and gaming and admission taxes increased $0.3 million corresponding with our increase in casino revenues.

Joliet – Net revenues increased $3.3 million due primarily to an increase in casino revenues of $2.9 million, or 5.2%, to $58.2 million and a reduction in promotional allowances of $0.9 million.  Admissions increased 6% and win per admission decreased 1%.  Joliet expanded their hours of operation and eliminated the admission fee effective early June 2005 in response to Illinois passing legislation rolling back admission and gaming taxes to previous enacted rates while maintaining a minimum gaming tax as of June 30, 2005. Such legislation is pending enactment by the Illinois Governor. Operating expenses increased $0.6 million due primarily to an increase in gaming and admission taxes of $1.6 million corresponding to the higher revenue levels and a $0.8 million increase in SG&A expense for increased advertising and promotions.  Offsetting these increases was a decrease in depreciation and amortization expense of $1.2 million as 2004 included higher depreciation for accelerated depreciation of slot machines for TITO replacement (completed in 2004).

Alton – Net revenues increased $2.0 million as casino revenues increased $2.1 million, or 8.2%, to $28.0 million due to increases in admissions of 3% and win per admission of 5%. Operating expenses increased $1.1 million due primarily to an increase in gaming and admission taxes of $1.2 million corresponding to the increased revenue levels.

Baton Rouge – Net revenues increased $4.6 million as casino revenues increased $2.6 million, or 12.3%, to $23.5 million due primarily to an increase in admissions of 41% (due to the City of Baton Rouge hosting the American Bowling Congress) and the addition of a poker room.  Because of the mix of these customers, win per admission has decreased 20%.  FB&O revenue increased $2.3 million due to a remodeling of our restaurant and increased admissions and hotel occupancy due to the bowling congress. Operating expenses increased $3.1 million primarily due to an increase in gaming and admission taxes of $0.8 million corresponding with the increase in casino revenues and an increase in FB&O expense of $1.3 million corresponding to the increased FB&O revenues with the remaining increase in expenses spread throughout our property.

Sioux City – Net revenues increased $2.7 million due to an increase in casino revenues of $2.8 million, or 25.0%, to $14.2 million due to the positive impact of the transfer and renovation of our Riverside riverboat to Sioux City that was placed in service on September 1, 2004, and provides 125 additional slot machines and six additional table games. Additionally, admissions have increased 27% while win per admission decreased 2%.  Operating expenses increased $2.1 million primarily due to an increase in gaming and admissions taxes of $0.9 million corresponding to the increase in casino revenues with the remaining increase in expenses spread throughout our operations due primarily to the increase in operations with the larger riverboat.

Corporate – Operating expenses increased $2.4 million to $7.8 million due primarily to costs associated with our pending merger with Penn and other consulting fees.

Other overall company costs were as follows:

Other Income (Expense) – Net interest expense decreased $2.4 million to $14.2 million due primarily to refinancing our 10.75% Notes with new 7% Notes due 2014 in February and June 2004.

Expense on Early Retirement of Debt - Associated with the note refinancing above, we incurred a pre-tax charge of $0.8 million in net premiums and fees for the three months ended June 30, 2004.

Income Tax Expense – Income tax expense increased $1.9 million to $18.1 million as pre-tax earnings increased primarily due to increased earnings at our Joliet, Alton, Baton Rouge and Sioux City properties. Our lower overall effective tax rate for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 is primarily due to recording a tax benefit (related to the debt refinancing of our 10.75% Notes) at its’ marginal effective tax rate which was lower than our recurring tax rate.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

A discussion of each of our properties operating results:

Lawrenceburg – Net revenues increased $3.6 million to $224.6 million due primarily to an increase in casino revenues of $4.7 million, or 2.1%, as win per admission increased 4% and admissions decreased 2%. Operating expenses increased $4.1 million to $158.2 million.  Gaming and admission taxes increased $1.7 million due primarily to the increase in casino revenues and SG&A expense increased $1.4 million due primarily to a $1.1 million increase in city development fees due to the increased revenue levels with the remaining increase in other operating expenses.

Riverside – Net revenues decreased $1.0 million. Casino revenues increased $2.8 million, or 3.7%, to $78.0 million and food, beverage and other (“FB&O”) revenue increased $0.4 million.  Both admissions and win per admission increased 2%. Offsetting these revenue increases was an increase in our promotional allowances of $4.2 million, primarily in our increased coupon offerings.  This increase in promotional allowances was implemented as additional incentive to our customers during the construction of our new garage. Operating expenses increased $1.5 million in the following areas:  depreciation and amortization expense increased $1.8 million as we accelerated depreciation on our current parking garage (demolished during the second quarter 2005 to allow construction on our new hotel), gaming and admission taxes increased $0.8 million corresponding with our increase in casino revenues, offset by a reduction in our SG&A expense of $1.5 million as advertising and promotions were at reduced levels during the six months ended June 30, 2005, compared to 2004 as our new larger barge-based casino was newly opened in the first quarter 2004 (officially opened in December 2003).

Joliet – Net revenues increased $4.3 million due primarily to an increase in casino revenues of $3.9 million, or 3.5%, to $114.4 million.  Admissions increased 6% and win per admission decreased 2%. Joliet expanded their hours of operation and eliminated the admission fee effective early June 2005 in response to Illinois passing legislation rolling back admission and gaming taxes to previous enacted rates while maintaining a minimum gaming tax as of June 30, 2005.  Such legislation is pending enactment of the Illinois Governor. Operating expenses increased $1.3 million due primarily to an increase in gaming and admission taxes of $2.4 million corresponding to the higher revenue levels and SG&A expense increased $1.0 million due to increased advertising and promotions.  Offsetting these increases was a decrease in depreciation and amortization expense of $1.6 million as 2004 included accelerated depreciation on our slot product for eventual replacement with TITO slot product.

Alton – Net revenues increased $3.2 million as casino revenues increased $3.2 million, or 6.1%, to $56.3 million due primarily to increases in admissions of 2% and win per admission of 4%.  Additionally, we expanded our hours of operations beginning in early June 2005.  Operating expenses increased slightly by $0.9 million due primarily to an increase in gaming and admission taxes of $1.9 million corresponding to the increased revenue levels offset by a decrease in casino expenses of $1.0 million due to operational efficiencies.

Baton Rouge – Net revenues increased $8.6 million as casino revenues increased $5.4 million, or 12.6%, to $48.0 million due primarily to an increase in admissions of 33% (due to the City of Baton Rouge hosting the American Bowling Congress) and the addition of a poker room.  This customer mix has led to a decrease in win per admission of 15%.  FB&O revenue increased $3.8 million due to a remodeling of our restaurant and increased admissions and hotel occupancy due to the bowling congress. Operating expenses increased $5.1 million primarily due to an increase in gaming and admission taxes of $1.6 million corresponding with the increase in casino revenues and an increase in FB&O expense of $2.1 million corresponding to the increased FB&O revenues with the remaining increase in other operating expenses.

Sioux City – Net revenues increased $4.6 million due to an increase in casino revenues of $4.9 million, or 21.2%, to $28.0 million due to the positive impact of the transfer and renovation of our Riverside riverboat to Sioux City that was placed in service on September 1, 2004, and provides 125 additional slot machines and six additional table games. Additionally, admissions have increased 27% while win per admission decreased 5%.  Operating expenses increased $3.2 million primarily due to an increase in gaming and admissions taxes of $1.9 million corresponding to the increase in casino revenues with the remaining increase in expenses spread throughout our operations due primarily to the increase in operations with the larger riverboat.

Corporate – Operating expenses increased $5.4 million to $17.3 million due primarily to costs of $3.5 million associated with our pending merger with Penn and $1.6 million of other consulting fees.

Other overall company costs were as follows:

Other Income (Expense) – Net interest expense decreased $5.8 million to $28.8 million due primarily to refinancing our 10.75% Notes with new 7% Notes due 2014 in February and June 2004.

Expense on Early Retirement of Debt - Associated with the note refinancing above, we incurred a pre-tax charge of $26.0 million in net premiums and fees for the six months ended June 30, 2004.

Income Tax Expense – Income tax expense increased $13.2 million to $35.2 million as pre-tax earnings increased primarily due to increased earnings at our Joliet, Alton, Baton Rouge and Sioux City properties and expenses related to the early retirement of our 10.75% Notes in the six months ended June 30, 2004. Our lower overall effective tax rate for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 is primarily due to recording a tax benefit related to this debt refinancing at its’ marginal effective tax rate which was lower than our recurring effective tax rate.

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

Liquidity and Capital Resources

In the six months ended June 30, 2005, we generated cash flows from operating activities of $82.5 million compared to $97.4 million for the six months ended June 30, 2004. This decrease is due primarily to differences in the timing of our interest payments caused by the refinancing in 2004.

In the six months ended June 30, 2005, we used cash flows for investing activities of $39.5 million compared to $45.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, our investing activities included purchases of property and equipment of $39.6 million (including $20.7 million on our current Riverside and Lawrenceburg construction projects) compared to $46.0 million in property and equipment purchases for the six months ended June 30, 2004 ($24.4 million in residual payments on our Riverside construction project completed in December 2003).

During the six months ended June 30, 2005, we used cash flows of $48.3 million for financing activities, primarily for repayments on our Credit Facility, compared to using $49.9 million for the six months ended June 30, 2004.  For the six months ended June 30, 2004, we used cash flows of $378.0 million for payments related to the repurchase of our 10.75% Notes offset by cash provided through the issuance of $350 million of our new 7% Notes.  Additionally, for the six months ended June 30, 2004, we incurred $7.1 million in deferred finance fees related to the 7% Notes and used $14.6 million for repayments on our line of credit.

On September 30, 2004, we entered into the Third Amended and Restated Credit Agreement (the “Credit Facility”) with a revolving line of credit up to $500 million and a Term Loan of $175 million maintaining our total facility of $675 million.

Our Subordinated Notes due in 2011 and 2014 contain certain restrictions on the payment of dividends on our common stock and the occurrence of additional indebtedness, as well as other customary debt covenants.  In addition, the Credit Facility requires us to maintain certain financial ratios, based on terms as defined in the Credit Facility, which, as of June 30, 2005, are as follows:  (1) Total Funded Debt to EBITDA Ratio of a maximum of 4.75 to 1.0; (2) Senior Funded Debt to EBITDA Ratio of a maximum of 3.50 to 1.0; and (3) Fixed Charge Coverage Ratio of a minimum of 1.50 to 1.0.  As of June 30, 2005, we were in compliance with these ratios.

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

We continue to make capital investments at our existing properties for expansion and product enhancement, including continued expansion at Riverside for a new 1,400-space parking garage (estimated to be completed in the third quarter 2005), our Lawrenceburg expansion project and maintenance capital expenditures. The new garage at our Riverside property is part of a $75 million expansion project that also includes a new 250-room hotel.  The Lawrenceburg project includes the replacement of the existing three-level boat with a larger single-level boat that adds 1,200 gaming positions to the existing 2,875.  The expansion plan also includes a new 1,500-space garage and a 350-space surface lot.  The total cost of the project is estimated to be approximately $250 million, and would be partially offset by the 10-year, $50 million credit from the City of Lawrenceburg.  Additionally, in October 2004, we entered into a contract to purchase Raceway Park in Toledo, Ohio for approximately $20 million, subject to various conditions including regulatory approval.  The Raceway acquisition closed on August 4, 2005.  We have funded this acquisition and expect to fund these expenditures from internally generated cash and availability under our Credit Facility.

Given our significant cash generation capabilities, we seek investment opportunities at our existing properties or into new assets. In addition, we may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under the terms of our merger agreement with Penn, we cannot incur, assume or prepay any long-term or short-term debt or issue any debt securities, except for borrowings under existing line of credit and actions taken in the ordinary course of business consistent with past practice. At June 30, 2005, we had approximately $74.8 million of cash and cash equivalents; $212.2 million was outstanding on our Credit Facility ($38.5 million on our revolving Credit Facility and $173.7 million on our term loan) and $550.0 million of Subordinated Notes (due in September 2011 and January 2014).  As of June 30, 2005, we had outstanding letters of credit of $9.9 million and additional availability under the Credit Facility was approximately $451.6 million.

The Board of Directors has approved a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock.  As of the filing date of this report, we have made no stock repurchases under this program.  Additionally, under the terms of our merger agreement with Penn no dividends can be declared, set aside or paid and we can make no redemptions or repurchases of our stock prior to consummation of the merger.

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

Our long-term debt, as of June 30, 2005, matures as follows (in thousands):

One year and less	$2,607
1 - 3 years	3,931
3 - 5 years	42,531
After 5 years	715,572
Total	$764,641

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

Goodwill – We have approximately $727 million of goodwill recorded on our balance sheet at June 30, 2005, related to acquisitions.  We regularly evaluate our acquired businesses for potential impairment indicators.  Additionally, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, that requires us to perform impairment testing at least annually.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status and operational performance of each of our acquired businesses.  Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we have made significant capital investments in each of our properties.  At June 30, 2005, we have approximately $556 million of net property and equipment recorded on our balance sheet.  We depreciate our assets on a straight-line basis over their estimated useful lives.  The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy.  Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

For the three and six months ended June 30, 2005, we have recorded gaming taxes at our Illinois properties at the current tax rates without giving benefit to a statutory rollback in gaming taxes scheduled to rollback effective July 1, 2005.  During the second quarter of 2005, the Illinois legislature passed legislation which, if enacted by the Governor, will reduce the overall gaming tax rates including a rollback of the top marginal gaming rate from 70% to 50%.  This legislation also established a minimum annual gaming tax for fiscal years ending June 30, 2006.  This minimum annual gaming tax is based on revenues generated over the twelve months ended June 30, 2005. Upon the anticipated enactment of this legislation during the third quarter of 2005, we will record the effect on our gaming tax provisions for our Illinois properties.

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

As of the end of the period covered by this Report, June 30, 2005, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including Richard J. Glasier, our President and Chief Executive Officer and Dale R. Black, our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)           Changes in internal controls:

There was no change in the Company’s internal controls during the period covered by this Report that could materially affect, or could reasonably be expected to materially affect, the Company’s internal control over financial reporting.

PART II.                Other Information

Item 1.    Legal Proceedings –

Capital House Preservation Company, L.L.C. v. Jazz Enterprises, Inc. (“Jazz”) et. al.

On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and now adding its state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to us. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that our gaming license was invalidly issued and seeks to recover lost gaming revenues that plaintiff contends it should have earned if the gaming license had been properly issued to plaintiff.  In June 2003, the Louisiana trial court dismissed this lawsuit.  The trial court’s decision was appealed to the First Circuit Court of Appeals, which affirmed the dismissal of the suit by the trial court.  The plaintiff filed a writ application with the Louisiana Supreme Court on January 10, 2005 seeking to overturn the decision of the lower courts.  The Supreme Court recently granted the plaintiff’s writ application on March 24, 2005, reversed the dismissal of the case by the lower courts and remanded the case back to the trial court for further proceedings.  We believe these claims are without merit and will continue to vigorously defend ourselves in this action before the trial court.

We have the right to seek indemnification from the Former Jazz Shareholders for any liability we, Argosy Louisiana, Catfish Queen or Jazz suffers as a result of such cause of action.  As part of the consideration payable by us to the Former Jazz Shareholders for the acquisition of Jazz, we agreed at the time of such acquisition to annual deferred purchase price payments of $1,350,000 for each of the first ten years after closing and $500,000 for each of the next ten years. Payments are to be made quarterly by us. The definitive acquisition documents provide us with rights of recoupment and offset rights against such deferred purchase price payments for indemnification claims against the Former Jazz Shareholders and for liabilities that the Former Jazz Shareholders contractually agreed to retain.  There can be no assurance that the Former Jazz Shareholders will have assets sufficient to satisfy any claim in excess of our offset rights, therefore, an adverse ruling in this matter could have a material adverse effect on us.  One of the three Former Jazz Shareholders has filed bankruptcy in Reno, Nevada and we are currently involved in litigation in the bankruptcy court with certain creditors who dispute our legal right to recoup and setoff certain indebtedness and obligations owed to us against the deferred payments otherwise payable to the Former Jazz Shareholders, including our right to indemnity for legal fees and any possible adverse judgment rendered in connection with the Capitol House litigation.  We intend to defend our rights to recoup and setoff any indemnifiable claims arising out of the purchase agreement.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds –

(a)           None.

(b)           None.

(c)           None.

(d)           None.

(e)           On May 6, 2003, we announced Board of Directors approval of a stock repurchase program authorizing us to repurchase up to $30.0 million of our common stock. The repurchases may be made at management’s discretion without prior notice from time to time in the open market or through privately negotiated third party transactions in compliance with applicable laws and depending on market conditions. During the quarter ended June 30, 2005, and inception to date, we have not made any stock repurchases under the program. The stock repurchase program has no expiration date. Under the terms of our Merger Agreement with Penn, no dividends can be declared, set aside or paid and we can make no redemptions or repurchases of our stock.

Item 3.    Defaults Upon Senior Securities – None

Item 4.           Submission of Matters to a Vote of Security Holders –

The Company’s annual meeting of stockholders was held on April 26, 2005.  At the meeting, the stockholders voted on matters as follows:

Election of Board of Directors –

	Votes For	Votes Against	Votes Withheld
William F. Cellini	24,381,460	—	257,679
Michael W. Scott	24,063,061	—	576,078
Richard J. Glasier	24,382,844	—	256,295

Item 5.    Other Information

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

Argosy Gaming Company
Registrant

Date: August 5, 2005	/s/ Dale R. Black
Dale R. Black
Senior Vice President - Chief Financial Officer